Form 10-Q
period 2000-02-29
SABA SOFTWARE INC
filed 2000-05-22
CIK 1070380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File number 0-19395


                               SABA SOFTWARE, INC.
               (Exact Name of Company as Specified in Its Charter)


           Delaware                                  94-3267638
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               2400 Bridge Parkway, Redwood Shores, CA 94065-1166
               --------------------------------------------------
                    (Address of Principal Executive Offices)

         Company's Telephone Number, Including Area Code: (650) 696-3840


Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


On April 30, 2000, 43,587,070 shares of the Company's Common Stock, $.001 par value, were outstanding.

                               SABA SOFTWARE, INC.
                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 29, 2000


                                      INDEX


                                                                                Page
                                                                                ----
Part I:     Financial Information

     Item 1: Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of February 29, 2000 and
         May 31, 1999

     Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2000 and February 28, 1999

     Condensed Consolidated Statements of Cash Flows for the nine months ended
         February 29, 2000 and February 28, 1999

     Notes to Condensed Consolidated Financial Statements

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk

Part II:    Other Information

     Item 2:  Changes in Securities
     Item 4:  Submission of Matters to a Vote of Security Holders
     Item 6:  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                               SABA SOFTWARE, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                                             February 29,     May 31,
        (In thousands, except share and per share data)                          2000          1999
                                                                             ------------     --------
Current assets:
        Cash and cash equivalents                                              $ 23,961       $ 10,384
        Accounts receivable, net                                                  6,990          1,930
        Prepaid expenses and other current assets                                 1,040            122
                                                                               --------       --------
               Total current assets                                              31,991         12,436

Property and equipment, net                                                       4,463          1,122
Other assets                                                                      1,230            510
                                                                               --------       --------
               Total assets                                                    $ 37,684       $ 14,068
                                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                       $  3,862       $  1,667
        Accrued compensation and related expenses                                 2,933          1,132
        Accrued expenses                                                          1,398            600
        Deferred revenue                                                          9,788          1,197
        Current portion of capital lease obligations                                802             33
                                                                               --------       --------
               Total current liabilities                                         18,783          4,629

Deferred revenue                                                                  1,230            626
Notes payable and other long-term liabilities                                       938            329
Capital lease obligations, less current portion                                   1,938             55
                                                                               --------       --------
Total liabilities                                                                22,889          5,639

Commitments

Stockholders' equity:
        Convertible Preferred stock, $0.001 par value, 19,568,540
          shares issued and outstanding at February 29, 2000 and
          13,942,771 at May 31, 1999                                                 20             14
        Common stock, $0.001 par value, 50,000,000
          shares authorized; 18,605,162 shares issued
          at February 29, 2000 and 16,326,168 at May 31, 1999                        19             16
        Additional paid-in capital                                               84,356         21,925
        Deferred stock compensation                                             (22,753)        (1,092)
        Notes receivable from stockholders                                         (683)            --
        Accumulated other comprehensive loss                                         11             --
        Treasury stock; none at February 29, 2000 and 3,112,456 shares at
          May 31, 1999, at cost                                                      --            (11)
        Accumulated deficit                                                     (46,175)       (12,423)
                                                                               --------       --------
               Total stockholders' equity                                        14,795          8,429
                                                                               --------       --------
               Total liabilities and stockholders' equity                      $ 37,684       $ 14,068
                                                                               ========       ========


See accompanying notes.

                               SABA SOFTWARE, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended             Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                  February 29,   February 28,   February 29,   February 28,
    (In thousands, except per share data)             2000           1999           2000          1999
                                                  ------------   ------------   ------------   ------------
Revenues:
  License                                           $  2,600       $    179       $  4,520       $    298
  Services                                             2,602            375          5,886            739
                                                    --------       --------       --------       --------
              Total revenues                           5,202            554         10,406          1,037

Cost of revenues:
  License                                                 --             --             --             --
  Services                                             2,493            347          5,221            635
                                                    --------       --------       --------       --------
              Total cost of revenues                   2,493            347          5,221            635
                                                    --------       --------       --------       --------
Gross profit                                           2,709            207          5,185            402
Operating expenses:
  Research and development                             4,093            980         10,339          1,914
  Sales and marketing                                  8,371          1,325         16,931          2,792
  General and administrative                           1,534            385          3,526            791
  Amortization of deferred stock compensation          5,024             --          8,535             --
                                                    --------       --------       --------       --------
              Total operating expenses                19,022          2,690         39,331          5,497
                                                    --------       --------       --------       --------
Loss from operations                                 (16,313)        (2,483)       (34,146)        (5,095)
Interest income and other, net                           238             18            394             29
                                                    --------       --------       --------       --------
              Net loss                              $(16,075)      $ (2,465)      $(33,752)      $ (5,066)
                                                    ========       ========       ========       ========
Basic and diluted net loss per share                $  (1.04)      $  (0.19)      $  (2.33)      $  (0.39)
                                                    ========       ========       ========       ========
Shares used in computing basic and diluted
  net loss per share                                  15,521         13,087         14,504         12,960
                                                    ========       ========       ========       ========
Pro forma basic and diluted net loss per share      $  (0.46)                     $  (1.10)
                                                    ========                      ========
Shares used in computing pro forma basic and
  diluted net loss per share                          35,089                        30,735
                                                    ========                      ========



See accompanying notes.

                               SABA SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    Nine Months Ended
                                                               ----------------------------
                                                               February 29,    February 28,
                                                                  2000             1999
                                                               ------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                       $(33,752)        $(5,066)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation and amortization                                645              59
         Amortization of deferred stock compensation                8,078              --
         Issuance of common stock for services                        457               8
         Loss on disposal of assets                                    19              --
         Changes in assets and liabilities:
             Accounts receivable                                   (5,060)         (1,359)
             Prepaid expenses and other current assets               (918)           (253)
             Accounts payable                                       2,195             231
             Accrued compensation and related expenses              1,801             156
             Accrued expenses                                         798             324
             Deferred revenue                                       9,195           1,761
             Other liabilities                                        609              --
                                                                 --------         -------
Net cash used in operating activities                             (15,933)         (4,139)

INVESTING ACTIVITIES:
    Purchases of property and equipment                            (1,147)           (566)
    Increase in other assets                                         (560)            (88)
                                                                 --------         -------
Net cash used in investing activities                              (1,707)           (654)

FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock          30,081           3,936
    Proceeds from issuance of common stock                          1,281               8
    Borrowings under line of credit agreement                          --             493
    Proceeds from issuance of treasury stock                           11              --
    Principal payments under capital lease obligations               (206)             (9)
    Collections on notes receivable from stockholders                  39              10
    Proceeds from borrowings under note payable to
      related party                                                    --           1,445
    Repayments of note payable to related party                        --            (120)
                                                                 --------         -------
Net cash provided by financing activities                          31,206           5,763
Effect of exchange rate changes on cash                                11              --
                                                                 --------         -------
Net increase in cash and cash equivalents                          13,577             970
Cash and cash equivalents, beginning of period                     10,384              41
                                                                 --------         -------
Cash and cash equivalents, end of period                         $ 23,961         $ 1,011
                                                                 ========         =======

Supplemental disclosures of non-cash transactions:
    Equipment purchased under capital lease obligations          $  2,858         $    --
                                                                 ========         =======
    Common stock issued for notes receivable from
      stockholders                                               $    722         $    54
                                                                 ========         =======
    Warrant issued for purchase of Series C convertible
      preferred stock for financing                              $    160         $    --
                                                                 ========         =======
    Conversion of convertible debt into convertible
      preferred stock                                            $     --         $ 2,010
                                                                 ========         =======

See accompanying notes.

                               SABA SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba, or the Company), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 1999 has been prepared from the audited consolidated financial statements of the Company.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Registration Statement and Prospectus on Form S-1, filed with the Securities and Exchange Commission on January 31, 2000, as amended. The results of operations for the three and nine months ended February 29, 2000 are not necessarily indicative of results for the entire fiscal year ending May 31, 2000 or for any future period.

2. BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share". Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

        Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of the Company's initial public offering in April 2000, using the if-converted method.

        The calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                     Three Months Ended                     Nine Months Ended
                                                               -------------------------------       -------------------------------
                                                               February 29,       February 28,       February 29,       February 28,
                                                                   2000               1999               2000               1999
                                                               ------------       ------------       ------------       ------------
Historical:
   Net loss ...........................................          $(16,075)          $ (2,465)          $(33,752)          $ (5,066)
                                                                 ========           ========           ========           ========
   Weighted average shares of common stock
      outstanding .....................................            17,935             13,203             15,846             12,998
   Less: Weighted average shares of common stock
      subject to repurchase ...........................            (2,414)              (116)            (1,342)               (38)
                                                                 --------           --------           --------           --------
   Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share ......................            15,521             13,087             14,504             12,960
                                                                 ========           ========           ========           ========
   Basic and diluted net loss per share ...............          $  (1.04)          $  (0.19)          $  (2.33)          $  (0.39)
                                                                 ========           ========           ========           ========
Pro forma:
   Net loss ...........................................          $(16,075)                             $(33,752)
                                                                 ========                              ========
   Weighted average shares of common stock used in
      computing basic and diluted net loss per share
      (from above) ....................................            15,521                                14,504
   Adjustment to reflect the effect of the
      assumed conversion of preferred stock from
      the date of issuance ............................            19,568                                16,231
                                                                 --------                              --------
   Weighted-average shares used in computing pro
      forma basic and diluted net per loss share ......            35,089                                30,735
                                                                 ========                              ========
Pro forma basic and diluted net loss per share ........          $  (0.46)                             $  (1.10)
                                                                 ========                              ========

3. STOCKHOLDERS' EQUITY

        In April 2000, the Company sold 4,600,000 shares of common stock in its initial public offering and an additional 354,610 shares of common stock in a concurrent private placement with proceeds, net of commissions, to the Company of approximately $69.2 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis. Proceeds from the initial public offering include proceeds from shares issued upon exercise of the underwriters' over-allotment.

4. COMPREHENSIVE INCOME (LOSS)

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The only item of other comprehensive income (loss) that the Company currently reports is foreign translation adjustments, as shown below (in thousands):


                                             Three Months Ended                  Nine Months Ended
                                      -------------------------------      -------------------------------
                                      February 29,       February 28,      February 29,       February 28,
                                          2000              1999               2000              1999
                                      ------------       ------------      ------------       ------------
Net loss                                $(16,075)          $(2,465)          $(33,752)          $(5,066)
Other comprehensive income
  (loss):
  Foreign currency translation
    adjustment                                11                --                 11                --
                                        --------           -------           --------           -------
Comprehensive loss                      $(16,064)          $(2,465)          $(33,741)          $(5,066)
                                        ========           =======           ========           =======

5. Segment Information.

        The Company operates primarily in a single operating segment, providing software and services that connect people to learning over the Internet.

Geographic Information

        The Company operates in the United States, Europe and Asia-Pacific. Less than 10% of revenues were derived from outside the United States in all periods. At May 31, 1999 and February 29, 2000, less than 10% of the Company's assets were located outside the United States.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the commercial viability of Saba Learning Exchange; the availability of third-party consulting organizations to perform implementation, consulting and education services; the anticipated growth of the number of our employees; the planned development of a product framework for integration into our Saba Learning Network and Saba Learning Provider Network, including the timeframe and cost thereof; our anticipated expense levels for research and development, sales and marketing, and general and administrative operations; expectations regarding liquidity and adequacy of cash resources; and adequacy of current facilities. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 31, 2000, as amended, for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 31, 2000, as amended.

OVERVIEW

General

        We are a provider of software and services that enable businesses and governments to create and deploy global networks over the Internet that connect people to learning. We provide an Internet-based software platform and related services that enable organizations to procure and deliver learning and systematically close knowledge and competency gaps across their extended enterprises. At the same time, we offer learning providers a global marketing and distribution channel. We recently launched the Saba Learning Exchange, an Internet-based business-to-business learning marketplace.

        We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning Network and Saba Learning Provider Network products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Learning Exchange in December 1999. To date, we have not generated significant revenues from the Saba Learning Exchange.

Sources of Revenues and Revenue Recognition

        To date, we have generated revenues primarily from licensing Saba Learning Network and Saba Learning Provider Network and providing related services, including implementation, consulting, support and education. In the future, in addition to such license and services revenues, we intend to pursue transaction-based and other forms of revenues from Saba Learning Exchange.

        Our license agreements generally provide that our customers pay a license fee based on a specified number of learners and the type of software modules licensed. Customers can subsequently pay additional license fees to allow additional learners to use previously licensed modules or to license additional modules. Customers that license Saba Learning Network and Saba Learning Provider Network generally enter into one year support agreements pursuant to which they are entitled to receive software upgrades, error corrections and telephone and web-based assistance, generally for a fixed fee.

        Customers may also purchase implementation, consulting, and education services from us. Although we generally provide implementation and consulting services on a time and materials basis, to date, a significant portion of these services have been provided on a fixed fee basis. Our education services are offered for a fixed fee. In the future, we expect to rely in significant part on third-party consulting organizations to perform implementation, consulting and education services.

        We recognize license revenues in accordance with the provisions of American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, "Software Revenue Recognition", as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2". To date, we have sold license and support together as components of multiple element arrangements. Our agreements provide for support, which consists of software upgrades, error corrections and telephone and web-based assistance. We recognize license revenues monthly over the initial support period, generally one year, if all of the following conditions are met:

        - There is persuasive evidence of an arrangement;

        - We have delivered the product to the customer;

        - Collection of the license fees is probable; and

        - The amount of the fee to be paid by the customer is fixed or determinable.

        If an agreement with a customer provides that the customer has the right, during a specified period, to accept or reject our products, subject to the foregoing conditions, license revenues are recognized ratably over the remainder of the support period beginning upon the earlier of customer acceptance or the expiration of the acceptance period. License and services revenues deferred to future periods are reflected as deferred revenues on our balance sheet. As of February 29, 2000, deferred revenues included approximately $2.8 million of amounts recorded in accounts receivable and software license and support fees collected from customers in advance of revenue recognition. We invoice customers for license and support fees in accordance with individual contract terms. Payment terms for license fees and first year support fees generally require payment from the customer within 30 days of the effective date of the contract.

        The AICPA has also issued Statement of Position 98-9 that was effective for us for transactions entered into beginning January 1, 2000. Implementation of this statement did not materially affect our results of operations during the three and nine months ended February 29, 2000.

        Software support revenues are recognized monthly over the term of the support contract, typically one year. Revenues from other professional services are recognized as the services are provided.

Cost of Revenues

        Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues include the cost of manuals and product documentation, production media and shipping costs. Our cost of services revenues include salaries and related expenses for our professional services organization. Because our cost of services revenues is greater than cost of license revenues, cost of revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

Operating Expenses

        Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation.

        We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories include commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The research and development category of operating expense also includes purchased technology. The sales and marketing category of operating expenses also includes sales commissions, and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

        In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $31.0 million as of February

29, 2000. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options or restricted stock. As of April 30, 2000, we recorded an additional $7.2 million of deferred stock compensation for stock options granted subsequent to February 29, 2000. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

History of Losses

        We have incurred significant losses and negative cash flows from operations since our inception. As of February 29, 2000, we had an accumulated deficit of $46.2 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to continue to incur significantly greater operating expenses. We also expect to incur substantial non-cash expenses relating to stock based compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

        We had 357 full-time employees as of February 29, 2000. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

Limited Operating History

        We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets, such as electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Revenues

        Total revenues increased to $10.4 million for the nine months ended February 29, 2000 from $1.0 million for the nine months ended February 28, 1999. For the three months ended February 29, 2000, total revenues increased to $5.2 million from $554,000 for the three months ended February 28, 1999. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to our expanding sales force. We do not expect revenues to increase at the same rate in the future. During the three and nine months ended February 29, 2000, Ford accounted for more than 10% of our revenues.

        License revenues increased to $4.5 million, or 43% of total revenues, for the nine months ended February 29, 2000, from $298,000, or 29% of total revenues, for the nine months ended February 28, 1999. For the three months ended February 29, 2000, license revenues increased to $2.6 million from $179,000 for the three months ended February 28, 1999. These increases in the amount of license revenues are primarily attributable to an increase in sales of licenses to new customers resulting from increased headcount in our sales force.

        Services revenues increased to $5.9 million, or 57% of total revenues, for the nine months ended February 29, 2000, from $739,000 or 71% of total revenues, for the nine months ended February 28, 1999. For the three months ended February 29, 2000, services revenues increased to $2.6 million from $375,000 for the three months ended February 28, 1999. The increases in the dollar amounts of services revenues is primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to support services sold to our new customers.

        Deferred license and services revenues reflected on our balance sheet were $11.0 million at February 29, 2000 as compared to $1.8 million at February 28, 1999.

        The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

        Total cost of revenues increased to $5.2 million for the nine months ended February 29, 2000, from $635,000 for the nine months ended February 28, 1999. For the three months ended February 29, 2000, total cost of revenues increased to $2.5 million from $347,000 for the three months ended February 28, 1999. To date, our cost of product license revenues has been insignificant. The increase in the amount of cost of revenues is primarily attributable to the hiring of additional employees to support increased customer demand for our implementation and consulting services. Cost of services revenues represented 89% of services revenues for the nine months ended February 29, 2000 and 86% of services revenues for the nine months ended February 28, 1999. For each of the three months ended February 29, 2000 and February 28, 1999, cost of services revenues represented 96% and 93%, respectively, of services revenues. The increase in the cost of services as a percentage of services revenues is primarily attributable to lower utilization rates of new employees as they complete required training on Saba products and implementation methodologies.

Cost of services exclude $1.5 million of amortization of deferred stock compensation for the nine months ended February 29, 2000 and $1.2 million for the three months ended February 29, 2000.

Operating Expenses

        Research and development. Research and development expenses increased to $10.3 million for the nine months ended February 29, 2000, from $1.9 million for the nine months ended February 28, 1999. For the three months ended February 29, 2000, research and development expenses increased to $4.1 million from $980,000 for the three months ended February 28, 1999. The increases are primarily attributable to increases in the number of employees engaged in research and development and, for the nine month period, a $1.3 million cash payment to a third-party related to the purchase of an early stage product framework that had not yet reached technological feasibility. The product framework is intellectual property obtained from a third party, which includes technical and design documents, flow charts, and diagrams. We intend to develop the product framework for integration into our Saba Learning Network and Saba Learning Provider Network. The planned development of the product framework is projected to take 12 to 24 months and intended to be completed during fiscal 2001. The total internal cost is currently expected to range from $4 million to $6 million. Changes in market conditions, resource allocations and internal initiatives could impact our decision to continue development of the product framework. The development of software products, including this product framework, involves substantial risk. We may not be able to successfully complete the development of the product framework in the projected timeframe, if at all, or at the expected cost.

        Research and development expenses exclude $2.5 million of amortization of deferred stock compensation for the nine months ended February 29, 2000 and $1.5 million for the three months ended February 29, 2000. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we anticipate that research and development expenses will continue to increase in absolute dollars as a result of our internal product development.

        Sales and marketing. Sales and marketing expenses increased to $16.9 million for the nine months ended February 29, 2000, from $2.8 million for the nine months ended February 28, 1999. For the three months ended February 29, 2000, sales and marketing increased to $8.4 million from $1.3 million for the three months ended February 28, 1999. These increases are primarily attributable to increases in the number of employees in our sales and marketing organizations, and related costs, such as increased sales commissions and costs associated with the establishment of sales offices in additional domestic and international locations. Sales and marketing expenses exclude $2.6 million of amortization of deferred stock compensation for the nine months ended February 29, 2000 and $1.3 million for the three months ended February 29, 2000. We anticipate that the amount of sales and marketing expenses will continue to increase in absolute dollars due to the planned growth of our sales force and to expected additional increases in advertising and marketing programs and other promotional activities.

        General and administrative. General and administrative expenses increased to $3.5 million for the nine months ended February 29, 2000, from $791,000 for the nine months ended February 28, 1999. For the three months ended February 29, 2000, general and administrative expenses increased to $1.5 million from $385,000 for the three months ended February 28, 1999. The increases are primarily attributable to increases in the number of executive, finance and administrative employees from 8 at February 28, 1999 to 42 at February 29, 2000. The increases were also attributable to an increase in the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees. General and administrative expenses exclude $1.9 million of amortization of deferred stock compensation for the nine months ended February 29, 2000 and $537,000 for the three months ended February 29, 2000. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as we add personnel to support the expansion of our operations, incur additional expenses related to the anticipated growth of our business both domestically and internationally, and fulfill our responsibilities as a public company.

        Amortization of deferred stock compensation. During the nine months ended February 29, 2000, we recorded deferred stock compensation of $29.8 million and amortization of $8.5 million. During the three month period ended February 29, 2000, we recorded deferred stock compensation of $6.3 million and amortization of $5.0 million. This amortization includes $457,000 of deferred compensation expense recorded as a result of option grants to advisory board members.

        Interest income and other, net. Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $394,000 for the nine months ended February 29, 2000, from $29,000 for the nine months ended February 28, 1999, and to $238,000 for the three months ended February 29, 2000 from $18,000 for the three months ended February 28, 1999. The increases are attributable primarily to interest income from average invested cash proceeds from financing activities, partially offset by interest expense related to equipment loans, the proceeds of which were used to purchase computer equipment and office furniture and equipment.


        Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our products and services. Therefore, our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter as well as sales and marketing, research and development and other expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall. We anticipate that our sales will continue to have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it very difficult to predict revenues between quarters, and our operating results may vary significantly.

        Other factors that could affect our quarterly operating results include those described below and under the caption "Factors that may Affect Future Operating Results."

        - dependence of our revenues on a small number of large orders;

        - our ability to attract new customers;

        - any changes in revenue recognition policies and provisions and interpretations of these provisions;

        - our ability to license additional products to current customers;

        - the announcement or introduction of new products or services by us or our competitors;

        - changes in the pricing of our products and services or those of our competitors;

        - variability in the mix of our products and services revenues in any quarter;

        - technical difficulties or service interruptions of our computer network systems or the Internet generally; and

        - the amount and timing of operating costs and capital expenses relating to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $52.1 million through February 29, 2000, equipment leases and other debt. As of February 29, 2000, we had outstanding equipment leases and notes payable of $3.1 million and $24.0 million of cash and cash equivalents.

        Cash used in operating activities was $15.9 million during the nine months ended February 29, 2000 and $4.1 million during the nine months ended February 28, 1999. The cash used during these periods was primarily attributable to net losses of $33.8 million during the nine months ended February 29, 2000 and $5.1 million during the nine months ended February 28, 1999.

        Investments in property and equipment, excluding equipment acquired under capital leases, were $1.1 million during the nine months ended February 29, 2000 and $566,000 during the nine months ended February 28, 1998.

        Cash provided by financing activities was $31.2 million during the nine months ended February 29, 2000 and $5.8 million during the nine months ended February 28, 1998 resulting primarily from net proceeds from the sale of preferred stock and, to a lesser extent, from bank borrowings. These amounts were partially offset by payments on capital lease obligations and notes payable.

        As of February 29, 2000, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

        We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, we may choose to raise additional funds within the next 12 months to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the success of our existing and new product and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

YEAR 2000

        Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, may have produced erroneous results or failed unless they had been modified or upgraded to process date information correctly. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon even after January 1, 2000. This failure may involve significant time and expense, and uncorrected problems could seriously harm our business. In addition, the potential failure of our customers to ensure that their operations are Year 2000 compliant could have an adverse effect on them, which in turn could limit their ability to use our products and services or process our invoices in a timely manner. Furthermore, customers or potential customers may delay purchasing our products and services to the extent such customers or potential customers are required to devote resources to resolving the Year 2000 problem.

MARKET AND CURRENCY RISK

        We develop and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, a majority of our sales have been made in U.S. dollars. A strengthening of the dollar could make our products less competitive in foreign markets. In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments, we believe that there is no material risk exposure.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133, as amended, for the year ending May 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. We may, however, as our foreign operations increase, hedge our exposure to foreign currency risk in the future.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 regarding recognition, presentation and disclosure of revenues. We believe that SAB No. 101 does not have any material effect on our accounting practices or financial results.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES

        We were founded in April 1997, shipped our first products in April 1998 and began to operate Saba Learning Exchange in December 1999. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

        - risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process;

        - risks associated with our dependence on Saba Learning Network and Saba Learning Provider Network, and related services, for substantially all of our revenues for the foreseeable future;

        - risks that our strategy of establishing Saba Learning Exchange may not be successful; and

        - risks that fluctuations in our quarterly operating results will be significant relative to our revenues.

These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

        We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have increased continuously on a quarterly basis since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Network and Saba Learning Provider Network, and providing related services. Over the longer term, we expect to derive revenues from Saba Learning Exchange, which is based on an evolving and unproven business model. Moreover, we also expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash expenses relating to the amortization of deferred compensation that will contribute to our net losses. As of February 29, 2000, we had an aggregate of $22.8 million of deferred compensation to be amortized. As a result of all of the foregoing, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

FLUCTUATIONS OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES

        Our quarterly operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

        Our quarterly revenues are especially subject to fluctuation because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning Network and Saba Learning Provider Network, and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We generally recognize revenues derived from sales of product licenses and annual support over a twelve-month period and from sales of services as the services are provided. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We have not fully developed our business model for Saba Learning Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH

        The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer's decision to purchase our products and services requires the commitment to improve learning, involves a significant allocation of resources, and is influenced by a customer's budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, EITHER OF OUR MAIN PRODUCTS, SABA LEARNING NETWORK OR SABA LEARNING PROVIDER NETWORK, OR OUR RELATED SERVICE OFFERINGS, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS

        Saba Learning Network and Saba Learning Provider Network, and related services, accounted for substantially all of our revenues in fiscal 1999 and for the nine months ended February 29, 2000. We anticipate that revenues from our Saba Learning Network and Saba Learning Provider Network, and related services, will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Network or Saba Learning Provider Network, or their respective failure to achieve broad market acceptance, would seriously harm our business.

OUR STRATEGY OF ESTABLISHING SABA LEARNING EXCHANGE IS UNPROVEN AND MAY NOT BE SUCCESSFUL

        We need to more fully establish and enhance Saba Learning Exchange, where organizations and learning providers can transact business and collaborate. Our success depends on a significant number of organizations implementing Saba Learning Network and Saba Learning Provider Network, and conducting business with learning providers over the Internet through Saba Learning Exchange. If this business strategy is flawed, or if we are unable to execute it effectively, our revenues will be seriously harmed. We began operating Saba Learning Exchange in December 1999. Accordingly, we have limited experience developing and operating Saba Learning Exchange. To date, only a limited number of learning providers and organizations are connected to Saba Learning Exchange. It is possible that we, together with the organizations and learning providers who comprise this exchange, will not be able to effectively operate this exchange, both in terms of technical performance as well as commercial viability. It is possible that an insufficient number of organizations and/or learning providers will join and remain in Saba Learning Exchange, and that we will be unable to generate significant revenues from Saba Learning Exchange. Unless a critical mass of organizations and learning providers join Saba Learning Exchange, our solutions may not achieve widespread market acceptance and our business would be seriously harmed. To date, we have not generated significant revenues from Saba Learning Exchange.

THE FAILURE TO MAINTAIN OUR RELATIONSHIP WITH CURRENT AND FUTURE CUSTOMERS COULD REDUCE THE VIABILITY OF OUR SABA LEARNING EXCHANGE

        Because many of our Saba Learning Network customers are Global 2000 organizations, a relatively small number of these organizations account for a substantial portion of the learners on the Saba platform. In addition, the quantity of learning offerings made available by our learning providers through Saba Learning Exchange varies significantly. The concentration of learners within these organizations and learning offerings offered by these key learning providers exposes us to the risk that the loss of even a small number of organizations or learning providers could reduce the viability of Saba Learning Exchange. This would substantially hinder our ability to generate revenues from Saba Learning Exchange as well as our other products.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS AND ACHIEVE OUR OBJECTIVES

        We believe our future success will depend upon our ability to retain our key management personnel including Bobby Yazdani, our President and Chief Executive Officer. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future.

        Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical, sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

        We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from approximately 40 employees at May 31, 1998 to approximately 140 employees at May 31, 1999 and 357 employees at February 29, 2000. In addition, we intend to hire a significant number of employees in the future. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

        - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

        - install enhanced management information systems; and

        - hire, train, retain, motivate and manage our employees.

        We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE SALES, AND IF WE FAIL TO COMPLETE ONE OR MORE LARGE SALES OR TO COLLECT ACCOUNTS RECEIVABLE FROM THESE LARGE SALES, OUR OPERATING RESULTS WILL BE HARMED

        To date, we have received a significant portion of our revenues from large sales to a small number of customers. During the nine months ended February 28, 1999, our largest customer Ford Motor Company accounted for more than 10% of our total revenues. During fiscal 1999, Baan, Documentum and Wells Fargo each accounted for more than 10% of our total revenues and collectively comprised approximately 66% of our total revenues. In addition, at February 29, 2000, one customer accounted for a total of 12% of our accounts receivable and at May 31, 1999, five customers accounted for a total of 80% of our accounts receivable. Our operating results may be harmed if we are not able to complete one or more substantial sales to any large customer or we are unable to collect accounts receivable from any of our large customers in any future period.

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

        The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

        - companies that operate Internet-based marketplaces for the sale of on-line learning;

        - companies that operate Internet-based marketplaces for the sale of goods and services that may decide to evolve their marketplaces to include learning offerings;

        - Internet portals that offer learning content;

        - companies that market and license training management systems;

        - enterprise software vendors that offer human resources information systems training modules; and

        - potential customers' internal development efforts.

        Because there are relatively low barriers to entry in the electronic commerce market, which comprises a portion of our business model, we expect competition from a variety of established and emerging companies.

        Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other learning solution providers, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

IF WE ARE UNABLE TO MANAGE THE COMPLEXITY OF CONDUCTING BUSINESS GLOBALLY, OUR INTERNATIONAL REVENUES MAY SUFFER

        International revenues accounted for 7% of our revenues in each of fiscal 1999 and the first nine months of fiscal 2000. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

        - changes in regulatory requirements and tariffs;

        - language barriers;

        - difficulties in staffing and managing foreign operations;

        - longer payment cycles and greater difficulty in collecting accounts receivable;

        - reduced protection of intellectual property rights;

        - potentially harmful tax consequences;

        - fluctuating exchange rates;

        - price controls and other restrictions on foreign currency;

        - difficulties in obtaining import and export licenses;

        - the burden of complying with a variety of foreign laws; and

        - political or economic constraints on international trade or instability.

        We might not successfully market, sell or distribute our products and services in foreign markets and we cannot be certain that one or more of such factors will not materially adversely affect our future international operations, and consequently, our business and future growth.

OUR REVENUES MAY DECREASE IF USE OF THE INTERNET IN THE MARKETS WE TARGET DOES NOT GROW AS PROJECTED

        The use of the Internet as a means to interconnect organizations and learning providers and to create Saba Leaning Exchange is integral to our business model. Our business strategy is, in part, to create a global, business-to-business learning marketplace for organizations and learning providers to transact business and collaborate. However, the use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of organizations and learning providers to transact business and collaborate on the Internet would harm our revenues and earnings. The acceptance and use of the Internet to transact business and collaborate is dependent upon a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, the resolution of concerns about transaction security and taxation of transactions on the Internet.

A FAILURE TO EXPAND AND IMPROVE THE INFRASTRUCTURE OF THE INTERNET COULD CONSTRAIN THE FUNCTIONALITY OF OUR PRODUCTS AND SERVICES AND THUS LIMIT OUR REVENUES

        The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet infrastructure may not be able to support this growth and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of our products and services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by, and depends upon, the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered, and our business may suffer.

A BREACH OF INTERNET COMMERCE SECURITY MEASURES COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES

        A requirement of the continued growth of Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of Saba Learning Exchange or our customers' networks, or well publicized security breaches affecting the Internet in general, could significantly harm our growth and revenues. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on Saba Learning Exchange or within our customers' networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES OR INCREASE THE COST OF DOING BUSINESS, THEREBY ADVERSELY AFFECTING OUR FINANCIAL RESULTS

        We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

        - user privacy;

        - taxation;

        - content;

        - right to access personal data;

        - copyrights;

        - distribution; and

        - characteristics and quality of services.

        The applicability of existing laws governing issues such as property ownership, copyrights, and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE, WE MUST CONTINUALLY ENHANCE OUR PRODUCTS AND SERVICES

        We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenues and expand our business.

DELAYS IN RELEASING ENHANCED VERSIONS OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

        As part of our strategy, we expect to regularly release new versions of our Saba Learning Network, Saba Learning Provider Network and Saba Learning Exchange. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our stock price to decline.

IF WE RELEASE PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO HALT FURTHER SHIPMENTS AND OUR BUSINESS AND REPUTATION WOULD BE HARMED

        Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We may not be able to detect and correct errors before releasing our product commercially. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in a decrease in our revenues.

IF THIRD PARTIES CLAIM THAT WE INFRINGE THEIR PATENTS, IT MAY RESULT IN COSTLY LITIGATION

        We cannot assure you that third parties will not claim our current or future products or services infringe their rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR PRODUCTS AND SERVICES WHICH WOULD HARM OUR COMPETITIVE POSITION

        Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed eight provisional patent applications in the U.S. We cannot assure you that any formal or approved patent applications will result from these provisional applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK-UP SYSTEM, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS

        We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Redwood Shores, California, which are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for our losses that could occur.

WE MUST OUTSOURCE THE MANAGEMENT AND MAINTENANCE OF SABA LEARNING EXCHANGE TO THIRD PARTIES AND WILL DEPEND UPON THEM TO PROVIDE ADEQUATE MANAGEMENT AND MAINTENANCE SERVICES

        We are currently negotiating with third parties to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of Saba Learning Exchange. Services provided by any of these third parties will likely include managing the Saba Learning Exchange web server, maintaining communications lines and managing network data centers, which are the locations on our network where data is stored. If we are unable to successfully contract with one or more third parties for these services, we would have to perform these functions ourselves. We may not successfully obtain or perform these services on a timely and cost-effective basis. If the installation of the computer and communications equipment and software needed for the day-to-day operations of Saba Learning Exchange is successfully completed by one or more third parties, we will be entirely dependent on that party or parties to manage, maintain and provide security for Saba Learning Exchange.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE

        We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to expand sales and marketing activities, fund research and development, fund continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

WE INTEND TO PURSUE ACQUISITIONS, AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE FAIL TO ADEQUATELY INTEGRATE ACQUIRED BUSINESSES

        As part of our overall business strategy, we intend to pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt or amortization of expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business. In addition, acquisitions involve numerous risks, including:

        - difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

        - the diversion of management's attention from other business concerns;

        - risks of entering markets in which we have no or limited prior experience; and

        - the potential loss of key employees of the acquired company.

OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY

        The market price for our common stock may be affected by a number of factors, including those described above and the following:

        - the announcement of new products and services or product and service enhancements by us or our competitors;

        - quarterly variations in our results of operations or those of our competitors;

        - changes in earnings estimates or recommendations by securities analysts that may follow our stock;

        - developments in our industry; and

        - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

        In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

CERTAIN EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER SABA TO THE DETRIMENT OF MINORITY STOCKHOLDERS

        Our executive officers, directors and principal stockholders (i.e., greater than 5% stockholders) together beneficially own approximately 60% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

OUR BUSINESS MIGHT BE HARMED IF THE SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT OR IF OUR CUSTOMERS OR POTENTIAL CUSTOMERS ALTER THEIR PURCHASING PATTERNS AS A RESULT OF THE YEAR 2000 PROBLEM

        Although January 1, 2000 has occurred, our information technology systems could be impaired or cease to operate due to the year 2000 problem. Additionally, we rely on technology supplied by third parties. These third parties may experience year 2000 related problems. Any year 2000 problems experienced by us or any of these third parties could harm our business. Additionally, the Internet could face serious disruption arising from the year 2000 problem.

        Further, any year 2000 problems with respect to our products could lead to claims from our customers asserting liability, including liability for breach of warranties related to our products, which could result in large settlements or judgments against us. We have not suffered any material consequences as a result of a year 2000 problem.

SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO DECLINE

        If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

THE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK

        Our Certificate of Incorporation and Bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

        Our board of directors also has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquiror. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

        Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of Saba. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Factors That May Affect Future Operating Results."

As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial position and results of operations. Historically, the Company's primary exposures have related to non-dollar denominated sales and expenses in Europe and Asia Pacific, including Australia. For the most part, these exposures consist of intercompany accounts receivable owed to the Company as a result of local sales of software licenses by the Company's international subsidiaries. The majority of these exposures are denominated in European currencies, primarily the Euro.

The Company's cash and cash equivalent balances of $24.0 million at February 29, 2000 consisted primarily of short-term money market instruments with maturity dates of less than 90 days. The Company does not believe its exposure to interest rate risk is material given the short-term nature of its portfolio.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Upon the closing of the Company's initial public offering in April 2000, all outstanding shares of Saba's Preferred Stock were automatically converted into 19,568,540 shares of Common Stock. Following such closing, Saba filed an amendment to its Restated Certificate of Incorporation with the Delaware Secretary of State to authorize 5,000,000 shares of undesignated Preferred Stock.

For the period from December 1, 1999 to February 29, 2000, the Company issued and sold the following unregistered securities:

1. During the period, the Company granted stock options to employees, directors and consultants under its 1997 Stock Incentive Plan (the "Stock Plan") covering an aggregate of 1,428,750 shares of the Company's common stock, at exercise prices ranging from $0.95 to $5.36 with a weighted average exercise price of $3.14 per share.

2. During the period, the Company issued and sold an aggregate of 782,071 shares of its common stock to 46 employees, directors and consultants for an aggregate amount of $55,903 upon exercise of stock options granted pursuant to the Company's Stock Plan.

3. In addition, during the period, the Company issued and sold an aggregate of 450,789 shares of its common stock to 6 employees, directors (including trusts affiliated with directors) and advisory board members for an aggregate amount of $981,400.

4. During the period, the Company issued warrants for a total of 123,930 shares of its Common Stock for an aggregate exercise price of $324,055.

5. During the period, the Company issued and sold an aggregate of 171,354 shares of its Common Stock for an aggregate amount of $29,953 upon exercise of warrants to purchase Common Stock.

The sale and issuance of securities in the transactions described in paragraphs 1 through 5 above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701 or were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof. Appropriate legends were affixed to the stock certificates issued in the above transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. No underwriters were employed in any of the above transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        In March 2000, prior to its initial public offering, the Company submitted the following matters to a vote of its security holders through an Action by Written Consent. Holders of the required majority of the

Company's outstanding Common Stock and Preferred Stock approved each of the matters.

        To approve and adopt a 2000 Employee Stock Purchase Plan and to reserve a total of 2,000,000 shares of Common Stock thereunder for issuance to employees.

        To amend the 1997 Stock Incentive Plan to increase the number of authorized shares to be issued by 1,200,000 to a total authorized reserve of 9,815,550 shares.

        To approve an amendment to Saba's Restated Certificate of Incorporation to change the authorized capital to 5,000,000 shares of Preferred Stock and to 100,000,000 shares of Common Stock.

        To approve and adopt the Saba Software, Inc. 2000 Stock Incentive Plan, including the 2000 Non-Employee Director Option Program and to reserve a total of 6,000,000 shares of Common Stock thereunder for issuance to employees and non-employee directors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

3.1*      Certificate of Incorporation of the Company as in effect until April 12, 2000.

3.2*      Amended and Restated Certificate of Incorporation of the Company as effective as of
          April 12, 2000.

3.3*      Bylaws of the Company as effective until April 12, 2000.

3.4*      Amended and Restated Bylaws of the Company as effective as of April 12, 2000.

4.1       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1*     Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2*     1997 Stock Incentive Plan.

10.3*     Form of 2000 Stock Incentive Plan.

10.4*     Form of 2000 Employee Stock Purchase Plan.

10.5*     Third Amended and Restated Investors' Rights Agreement.

10.6*     Forms of Restricted Stock Purchase Agreements.

10.7*     Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company's Redwood Shores, California headquarters.

10.8*     Stock Purchase and Master Strategic Relationship Agreement dated March 31, 2000 between the Company and SingTel Ventures (Cayman) Pte Limited.

27.1      Financial Data Schedule.


-------------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-95761).

        (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 22, 2000                                   SABA SOFTWARE, INC.


                                            By /s/ BOBBY YAZDANI
                                               ---------------------------------
                                               Bobby Yazdani
                                               Chief Executive Officer,
                                               President and Chairman of the
                                               Board of Directors



                                            By /s/ TERRY CARLITZ
                                               ---------------------------------
                                               Terry Carlitz
                                               Chief Financial Officer and
                                               Director (Principal Accounting
                                               Officer)

                      EXHIBIT INDEX TO SABA SOFTWARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 29, 2000



Exhibit Number                              Description
--------------                              -----------
3.1*                  Certificate of Incorporation of the Company as in effect until April 12, 2000.

3.2*                  Amended and Restated Certificate of Incorporation of the Company as effective as of
                      April 12, 2000.

3.3*                  Bylaws of the Company as effective until April 12, 2000.

3.4*                  Amended and Restated Bylaws of the Company as effective as of April 12, 2000.

4.1                   Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1*                 Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2*                 1997 Stock Incentive Plan.

10.3*                 Form of 2000 Stock Incentive Plan.

10.4*                 Form of 2000 Employee Stock Purchase Plan.

10.5*                 Third Amended and Restated Investors' Rights Agreement.

10.6*                 Forms of Restricted Stock Purchase Agreements.

10.7*                 Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company's Redwood Shores, California headquarters.

10.8*                 Stock Purchase and Master Strategic Relationship Agreement dated March 31, 2000 between the Company and SingTel Ventures (Cayman) Pte Limited.

27.1                  Financial Data Schedule.


-------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-95761).