Form 10-K405
period 2000-05-31
SABA SOFTWARE INC
filed 2000-08-29
CIK 1070380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                            ------------------------

                         COMMISSION FILE NUMBER 0-30221

                              SABA SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

           DELAWARE                          7372                        94-3267638
 (STATE OR OTHER JURISDICTION    (PRIMARY STANDARD INDUSTRIAL         (I.R.S. EMPLOYER
              OF                 CLASSIFICATION CODE NUMBER)       IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                              2400 BRIDGE PARKWAY
                     REDWOOD SHORES, CALIFORNIA 94065-1166
                                 (650) 696-3840
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   COMMON STOCK, $.001 PAR VALUE PER SHARE                 NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2000 was approximately $343,670,082 (based on a closing sale price of $21.00 per share as reported for the NASDAQ Exchange). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of June 30, 2000 was 43,756,790.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Registrant's Registration Statement on Form S-1 [Registration No. 333-95761] is incorporated by reference in Part IV of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

     We are a provider of learning management software and services that enable businesses and governments to create and deploy global networks over the Internet that connect people to learning. Organizations face a rapidly changing environment in which a principal source of competitive advantage is the depth and breadth of the knowledge and competencies possessed by their "extended enterprise" of employees, customers, partners and suppliers. We provide an Internet-based software platform and related services that enable businesses to procure and deliver learning and systematically close knowledge and competency gaps across their extended enterprises. At the same time, we offer learning providers an Internet-based global marketing and distribution channel. Building upon our growing base of learners and learning offerings, we recently launched the Saba Learning Exchange, an Internet-based business-to-business learning marketplace. The Saba Learning Exchange is designed to enable businesses, governments and learning providers to buy and sell learning offerings, such as on-line and off-line courses and related materials, as well as collaborate within learning communities.

     Our offerings are designed to cost-effectively meet the needs of both global organizations and learning providers. Organizations implementing our solutions can establish knowledge and competency goals, assess gaps relative to these goals, source and distribute learning needed to close these gaps, and continuously track and measure progress. Our solutions also enable learning providers to develop, market, sell, deliver and improve their learning offerings. Learning offerings supported by our solution can be from internal or external providers and offered in many languages, off-line or on-line, and over private or public networks. This breadth of functionality allows organizations that use our solutions to:

     - Accelerate responsiveness to changing business needs. An organization's employees, customers, partners and suppliers can be quickly educated through the distribution of targeted learning to speed responsiveness to changing business objectives.

     - Enhance customer satisfaction and loyalty. Organizations can provide relevant and updated product and usage knowledge to customers leading to improved satisfaction and loyalty.

     - Improve recruitment and retention. Learning can be used as a tool to recruit and retain employees, by offering learners an opportunity to improve performance and enhance knowledge.

     - Align disparate business units. Learning can be used to align disparate workforces, for example, recently-acquired or merged businesses and geographically-dispersed business units.

     - Ensure regulatory compliance. Targeted knowledge and competencies can be deployed to ensure compliance with applicable laws, such as those governing the health care, financial services, transportation and chemical and energy industries.

     As of May 31, 2000, our software was licensed for use by over 2.8 million people and more than 30,000 third-party learning offerings were accessible on Saba learning networks. To increase this base of learners and learning offerings quickly, we intend to continue to target large organizations, including Global 2000 and government organizations, and their learning providers. Our significant customers include 3Com, Agilent, Anheuser-Busch, Cisco Systems, Continental Airlines, DaimlerChrysler, EMC, Ford Motor Company, General Electric, Hyundai, Lucent Technologies and Procter & Gamble. Our content offerings are available from over 50 learning providers, including ExecuTrain, IBM Catapult, International Air Transport Association, NETg, PROVANT, SkillSoft and the Sun-Netscape Alliance. Some of our customers, such as Cisco Systems, act both as learning content providers and also license learners for their extended enterprise.

INDUSTRY BACKGROUND

  Traditional Learning Solutions

     Organizations face an increasingly competitive environment driven by rapid and constant change, globalization and technological advancements. To remain competitive, organizations must continually work on improving the knowledge and competencies not only of their employees, but also of their customers, partners and suppliers. By educating their extended enterprise, organizations can improve performance by, among other things, increasing productivity, reducing the time and expense associated with bringing new products and services to market, and improving customer satisfaction and loyalty.

     TRAINING Magazine estimates that the training budget of U.S. enterprises was approximately $63 billion in 1999. We believe that the worldwide education budget for businesses, as well as for federal and state governments, is significantly higher. Despite the focus and spending on learning, many businesses struggle to realize significant strategic benefits from learning investments due to the significant shortcomings of traditional learning management solutions. Most of the learning management solutions offered today, which include systems developed in-house and third party systems intended for back-office support of employee training, have a number of shortcomings. These solutions typically:

     - Are unable to identify and systematically close knowledge and competency gaps. Most organizations today lack the systems to identify and assess knowledge and competency gaps across their extended enterprise. They have limited ability to identify and offer appropriate learning to address each individual's needs, track performance improvement at the individual level or across a department or organization, and generate associated management reports that effectively measure the return on their learning investment.

     - Are unable to personalize learning. Traditional learning management systems do not provide the breadth of relevant learning offerings required to meet the learning needs, language requirements and learning style of each individual in the extended enterprise. Consequently, learners are typically limited to "one-size-fits-all" learning offerings.

     - Are limited in their ability to source offerings. The learning industry is highly fragmented with a multitude of content providers and a large number of buyers within organizations. The lack of a learning marketplace results in significant time and resources spent on locating relevant content.

     - Are difficult to update. The lack of enterprise-wide learning management systems makes it difficult for both organizations and learning providers to disseminate time-sensitive information, such as schedules and updated learning offerings.

     - Are costly and inefficient to deploy and manage across the extended enterprise. Traditional learning management systems are often costly and inefficient. They rely on a combination of manual and automated processes, and are difficult to deploy across geographically dispersed extended enterprises.

As a result of these shortcomings, individuals within the extended enterprise do not receive required knowledge or attain necessary competencies in a timely fashion. Consequently, organizations suffer numerous inefficiencies, such as delays in time to market, reduced sales force productivity and violations of safety and other regulations.

     The providers of learning offerings have faced significant limitations in their ability to develop, market, distribute, sell and improve their offerings. Most learning providers have had limited marketing and distribution channels, making it difficult to cost-effectively reach new customers and markets. They have also been unable to estimate and aggregate demand for their content, as demand within enterprises is highly fragmented, with a multitude of decision-makers and learning buyers. Therefore, many of these providers have no choice but to deliver solutions that are typically in the form of "one-size-fits-all, just-in-case" learning offerings that are not tailored to the knowledge needs and learning style of the individual learner.

  The Need for an Internet-Based Solution

     The rapid adoption of the Internet has created an opportunity to solve many of the shortcomings in the business learning market. The Internet is one of the fastest growing global communications mediums in history and is dramatically changing the way businesses and individuals communicate and share information. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will grow from 142 million in 1998 to 502 million in 2003. In addition, according to Forrester Research, business-to-business electronic commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003, underscoring the significance of this marketing and procurement channel.

     This rapid growth and deployment of the Internet as a business platform for worldwide communication and commerce is fundamentally transforming the way businesses interact with their employees, customers, partners and suppliers, creating the opportunity to streamline complex processes, lower costs and improve productivity. The Internet has the potential to significantly improve the procurement, deployment and management of learning. However, existing offerings did not take full advantage of the Internet and were not designed to serve as an integrated solution capable of improving the manner in which learning is managed across the extended enterprise. As a result, we believe there is a significant opportunity for a software and services solution that is designed to leverage the benefits of the Internet to create learning networks to meet the needs of businesses and their employees, customers, partners and suppliers, as well as the needs of third-party learning providers.

THE SABA SOLUTION

     Our integrated solutions consist of the Saba Learning Enterprise software application, as well as the Saba Learning Exchange, an Internet-based business-to-business learning marketplace. Our software platform is standards-based, content-neutral and designed to enable the procurement, deployment and management of on-line or off-line learning in many languages across the extended enterprise.

     Saba Learning Enterprise is an Internet-based software application that allows enterprises to assess the learning needs of individuals and organizations, select and purchase on-line and off-line learning materials and programs, track individual learners' progress and manage enterprise-wide learning initiatives and processes. Saba Learning Enterprise is also an Internet-based software application that enables learning providers to develop, market, sell and distribute on-line and off-line learning materials to organizations worldwide. We also provide a full range of strategic consulting, business process reengineering, and technical implementation and support services for our business customers and learning providers.

     Our established base of organizations and learning providers form the basis of Saba Learning Exchange. We believe that the efficiencies created by this exchange will continue to attract a growing number of organizations and learning providers. As more organizations use the Saba Learning Exchange to procure, deploy and manage their learning programs, we believe they will attract more learning providers to our exchange. As we attract additional learning providers, we believe that even more organizations will be encouraged to use our services, resulting in a network effect, where the value of our services to each participant increases with the addition of new participants.

  Benefits to Organizations

     Our offerings are designed to meet the learning needs of extended enterprises. They enable organizations to offer a diverse array of on-line or off-line learning to achieve a variety of objectives. Examples include quickly educating a worldwide sales force in conjunction with new product introductions, disseminating information to ensure compliance with new government regulations, integrating geographically-dispersed or recently-acquired business units and enabling customers to achieve higher utility from products and services about which they are now more knowledgeable.

     With our products, organizations can systematically identify and cost-effectively close knowledge and competency gaps across their extended enterprises. Our extensive network of learning providers allows organizations to select and deliver the breadth of learning content required to meet the learning needs of individuals. Additionally, our solutions include standardized tracking and measurement tools as well as consulting services to better monitor the progress of individuals and the effectiveness of different learning offerings. This centralization and automation of the procurement and management of learning enables organizations to realize a higher return on learning investments through reduced learning provider search and selection costs, improved distribution of learning content across the extended enterprise and improved productivity and performance.

  Benefits to Learning Providers

     We offer learning providers a powerful marketing and distribution channel to sell their content and other offerings to organizations worldwide, extending their reach to new customers and across existing business customers' enterprises. We provide a range of options to serve the diverse needs of our learning providers, including: placing simple hyper-links on Saba Learning Exchange to their own websites, incorporating electronic versions of their paper-based catalogs on Saba Learning Exchange, delivering their content electronically to learning organizations and creating fully-hosted, commerce-enabled electronic storefronts within Saba Learning Exchange. Moreover, by providing channels for end-user feedback, our learning providers are able to continuously improve their offerings and reduce their time to market for new content and services. In addition, our learning providers are able to take advantage of our management tools that assist them with expanding their offerings, aggregating demand for their offerings, budgeting, managing customer profiles, conducting electronic commerce, invoicing, tracking inventory and measuring and improving resource utilization.

  Benefits to Learners

     Learners on our software platform are able to improve performance and increase the value of their intellectual capital by accessing relevant on-line and off-line learning offerings. Our platform also allows learners to better understand knowledge requirements and provides them with the means to assess and close their knowledge gaps. The "around-the-clock" availability of our Internet-based platform provides learners with the convenience and flexibility to choose offerings that fit their personal schedules. In addition, customized learning reduces the wasted time and effort resulting from "one-size-fits-all, just-in-case" programs.

STRATEGY

     We intend to increase the number of learners and providers using our Internet-based platform in order to create the leading global network that connects people to learning. Key elements of our strategy include:

  Increasing the number of our Global 2000 and government customers

     Global 2000 and government organizations have large budgets dedicated to the education and development of their employees, customers, suppliers and partners. We believe that continuing to add these "anchor tenants" to our customer base will strengthen our leadership position, provide significant follow-on revenue opportunities and enhance the attractiveness of the Saba Learning Exchange for learning providers. We intend to continue to add these large organizations by establishing strategic relationships, adding to our direct sales force and enhancing the value of our offerings to these customers.

  Extending penetration within our existing customer base and their affiliates

     Our existing customers have broad extended enterprises that include customers, suppliers and partners that are directly or indirectly experiencing the benefits of our products and services. We believe that this exposure, which allows potential customers to benefit first hand from our products and services, creates demand, generates recognition within a customer's industry and accelerates adoption of our products. We intend to capitalize on this exposure to expand our customer base. Additionally, we intend to increase penetration within our existing customer base by cross-selling our products and services to other divisions and geographic regions within these customers, increasing the number of learning offerings on our network.

     In order to increase the number of learning offerings on Saba Learning Exchange, we intend to increase the number of learning providers in our network. We believe that the expansion of our learning provider base will strengthen our market position, provide us with a significant source of competitive advantage and increase the value that we provide to our customer base. We intend to target providers of diverse and high quality content, including high technology companies, independent training providers and colleges and universities.

  Expanding Saba Learning Exchange

     We intend to expand Saba Learning Exchange to become the leading global business-to-business learning marketplace. Saba Learning Exchange is designed to be an open-architecture, flexible, scalable, global, Internet-based learning platform supporting multiple languages, currencies and data formats. Through the expansion of Saba Learning Exchange, learning providers have access to a large number of buyers, buyers have access to a wide selection of learning offerings and both buyers and sellers have the ability to collaborate. We believe Saba Learning Exchange will allow us to attract additional learning providers and that even more organizations will be encouraged to use our services, resulting in a network effect, where the value of our services to each participant increases with the addition of new participants.

  Expanding our international presence

     We plan to capitalize on international opportunities by establishing additional international sales offices, expanding our network of international learning content providers and, where appropriate, establishing strategic alliances to enter new geographic markets. We currently have international sales offices in Australia, Canada, France, Germany, India and the United Kingdom. Many of our customers are large multinational organizations that are deploying our solution globally, and we are creating both regional and international exchanges to benefit them. Currently, our platform enables learning in English, French, German, Norwegian and Spanish, and we intend to adapt it for other languages. We also plan to leverage our existing customer base and the benefits of our solutions to further our international expansion.

  Developing new uses and markets for the Saba platform

     We intend to utilize our open, scalable, standards-based architecture to develop new applications and address new markets for our learning platform. Our architecture will allow us to take advantage of emerging technologies to further extend the reach of our platform. For instance, our architecture allows for the possible distribution of learning content through the growing number of emerging Internet-enabled appliances such as personal digital assistants, cellular telephones, pagers, television set-top boxes and on-line kiosks. We also intend to continue to develop our products to enable us to address markets beyond learning.

PRODUCTS AND SERVICES

  Saba Learning Enterprise

     Saba Learning Enterprise enables businesses to cost-effectively close critical knowledge and competency gaps. Anyone within an organization who oversees the learning of others inside or outside the organization can use this product to establish knowledge and competency goals, assess gaps relative to these goals, source and distribute learning needed to close these gaps and continuously track and measure progress. The underlying business objectives may include speed to market, regulatory compliance, recruitment and retention of employees, and management of change. Examples of specific initiatives include:

     - sales executives using Saba Learning Enterprise to set product knowledge certification requirements for the direct sales force and resellers;

     - maintenance executives setting and updating knowledge requirements for technicians as products change; and

     - supply chain executives setting and managing supplier training requirements on design guidelines and quality.

     Saba Learning Enterprise provides management with broad reporting and procurement capabilities and pre- and post-learning competency assessment. Saba Learning Enterprise leads managers through a simple process to help them set knowledge targets and close knowledge gaps across the extended enterprise. Using a standard Internet browser, a manager can establish knowledge targets by role and by competency for any group of learners. The manager can then select and make available a range of offerings to learners by subscribing to them, while simultaneously forecasting the costs associated with such learning. Learners can use Saba Learning Enterprise to assess their knowledge relative to targets and identify knowledge gaps. They can select from, register for and participate in on-line or off-line offerings and keep track of their progress and test results. Concurrently, the manager can track and report on each individual's progress. Finally, management can use Saba Learning Enterprise to compare actual versus budgeted learning expenditures and to assess the return on learning investments.

     Saba Learning Enterprise also enables both internal and third-party learning providers to cost-effectively develop, market, sell, and distribute consistent learning on a worldwide basis. Third-party content providers can use our product to gain access to a large number of customers and manage their offerings. Learning providers within organizations, such as corporate universities, can distribute offerings across their extended enterprises. Additionally, they may market and sell learning outside of their extended enterprises, if they choose to do so, thereby converting what has traditionally been viewed as a cost center into a source of revenue.

     Saba Learning Enterprise categorizes each offering in the learning provider's catalog in several ways: by competency, certification, role, industry, language, geography and delivery method. Additionally, providers can control the distribution of their offerings by limiting access to authorized learners. For example, distribution of information and training for new products can be limited to the sales force. Learning providers can assess demand, market to organizations using our platform, transact with electronic commerce capability, manage assets and inventory such as classrooms and supplies to meet demand for off-line learning, deliver on-line learning, and take advantage of multiple reporting capabilities to better manage their business. Our products can also be used by independent learning providers to establish electronic storefronts that can be accessed through their websites or through Saba Learning Exchange.

  Saba Learning Exchange

     Saba Learning Exchange is our global business-to-business learning marketplace that is designed to meet the learning needs of learning providers and learning organizations. Saba Learning Exchange has broad functionality, including:

     - search capability for the thousands of publicly available offerings by competency, certification, role, industry, geography, language, provider and delivery method;

     - access to private learning networks and offerings via secure pass codes;

     - community features such as chat rooms and discussion groups for buyers, users and providers of learning solutions; and

     - electronic commerce capabilities.

     Managers within organizations can use Saba Learning Exchange to find offerings that close knowledge and competency gaps in the groups of people they manage. Learning providers can use Saba Learning Exchange to market learning. We believe that we will attract additional learning providers to Saba Learning Exchange as we add to our base of over two million licensed learners. As we attract additional learning providers and they bring more offerings to Saba Learning Exchange, we believe that even more organizations will be encouraged to use Saba Learning Exchange, resulting in a network effect, where the value of our services to each participant increases with the addition of each new participant.

  Services

     We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2000, we employed 142 people worldwide in services-related activities.

     Our global services organization supports multiple consulting functions, including:

     - Strategic consulting. We assist in the definition of areas where learning has the greatest impact on business results and in the establishment of strategies to optimize learning investments.

     - Implementation consulting. Our implementation services include the definition of learning objectives, the design of phased plans for achieving these objectives, technical solution specifications, establishment of implementation timelines and resource requirements, installation of Saba solutions, systems configuration, data loading, custom report and notification design, website development, enterprise system integration and post-implementation assessment.

     - Customer support. We provide several support options so that customers may utilize their own resources to the degree desired and leverage their existing investments in customer support. Options include enterprise support, an end-user help desk and on-site support.

     - Education solutions. We provide product training and learning content conversion to prepare project team members, administrators, and learners for managing and using Saba products.

     As of May 31, 2000, PricewaterhouseCoopers, iXL, General Physics and Debis System House have consultants trained to assist our customers with their implementation and customization of Saba Learning Enterprise. We are in the process of establishing relationships with other systems integrators.

CUSTOMERS

     Our customers include a wide spectrum of large, global organizations in the automotive, consumer, government, financial services, food and beverage, high technology, manufacturing, telecommunications, transportation and utilities markets.

ALLIANCES

     As of May 31, 2000, we have entered into alliance agreements with content providers, custom content developers, and learning delivery tool providers in order to increase the range of content offerings available to licensed learners. Learning Content Alliance members provide numerous content offerings through Saba Learning Exchange. Custom Content Alliance developers develop customized content to meet a particular user's needs. Learning Delivery Tool Alliance members provide delivery tools such as on-line classrooms or satellite delivery to content developers and providers.

SALES AND MARKETING

     We license our products to organizations primarily through a worldwide direct sales force. Our direct sales efforts target large organizations including Global 2000 businesses and government organizations. As of May 31, 2000, we had 131 sales and marketing professionals located in 15 sales offices, 11 of which offices are in the United States.

     Our sales process includes pre-sales lead qualification, identification of key buyers and influencers, working with prospective clients to help shape their vision of a learning solution and educating them on Saba products and services. Our sales professionals continue to work with clients after they have selected Saba products and services and advise them on the entire procurement and implementation process from due diligence and funding approval through implementation and post-implementation services.

     We focus our marketing efforts on sales lead generation, sales support, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include seminar programs, speaking engagements, industry trade-shows, website programs, e-mail programs, public relation events and direct mailings. We have also established an Advisory Board of industry leaders. Members include senior executives from Global 2000 and government organizations, consulting firm principals, and academics. We believe our Advisory Board will assist us in gaining broad marketplace acceptance and will enhance our marketing capabilities.

TECHNOLOGY

     Our product architecture facilitates the rapid development, deployment, and customization of Internet-based solutions for organizational learning. Our products share a common core foundation, based on widely adopted standard Internet technology that leverages thin client computing and electronic commerce capabilities over the Internet.

  The Core Foundation

     Our core foundation consists of a scalable application server and a database server, and uses standard web-browser clients. The core foundation accelerates application development by providing transaction management, persistence management, and resource pooling services so application developers can focus on building business logic and user interfaces. Key features of this core foundation include:

     - Open interfaces. Published Java application programming interfaces, or APIs, enable developers to build custom Saba application extensions, and public database views allow analysts to design custom reports using standard reporting tools.

     - Scalability. Scalability is accomplished using load-balancing techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

     - Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Oracle, Microsoft SQL Server and Informix Dynamic Server databases.

     - Java-based application server. The business and application logic reside on a Java application server. This Java-based architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris or HP UX.

     - Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

     - Multiple language support. The core foundation is designed to support multiple languages. Currently supported languages include English, French, German, Norwegian and Spanish.

     - Workflow monitoring of learning object changes. A workflow component applies business rules when learning objects change. For example, e-mail can automatically be sent to students when details about their class change.

     - Integration with legacy enterprise applications. The core foundation is capable of exchanging data with external legacy systems. We provide connectors to popular human resources and financial systems.

  Research and Development

     Our research and development operations are divided into two departments: one focusing on our software platform and applications, and one focusing on Saba Learning Exchange. These two departments share resources and collaborate on design and development. These departments are further divided into teams that are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation, and release management. As of May 31, 2000, we had 135 research and development employees.

     Our development methodology provides guidelines for planning, controlling and implementing projects. To continue to address market requirements, we involve our consulting, support, and sales teams, as well as our customers, in the product development cycle. We conduct our development efforts at multiple sites in the United States and India, which enables development 24 hours per day.

COMPETITION

     The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive Internet-based learning platform, we encounter competition with respect to different aspects of our solution from a variety of sources including:

     - companies that operate Internet-based marketplaces for the sale of on-line learning;

     - companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include learning content offerings;

     - Internet portals that offer learning content;

     - companies that market and license training management systems;

     - enterprise software vendors that offer human resources information systems training modules; and

     - potential customers' internal development efforts.

     We expect additional competition from other established and emerging companies as the market for Internet-based, business-to-business learning solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

     We believe the principal competitive features affecting our market include:

     - breadth and depth of the solution;

     - a significant installed base of Global 2000 and government customers;

     - the ability to support on-line as well as off-line content offerings;

     - product quality and performance;

     - product features and functions;

     - customer service and support;

     - ease of implementation;

     - core technology; and

     - price to performance ratio.

     Although we believe that our solutions currently compete favorably with respect to these factors, our market is relatively new and is changing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, service, support, marketing and other resources.

PROPRIETARY RIGHTS

     Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, trademark, and trade secret laws, confidentiality procedures and contractual provisions.

     We license rather than sell our software products and require our customers to enter into written license agreements that impose restrictions on the use of the software. Therefore, we cannot assure you that this user agreement will afford us adequate protection. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws that afford only limited protection.

     In addition, we have filed eight provisional patent applications in the United States. We cannot assure you that any formal or approved patent applications will result from these provisional applications, that any patents issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     We have applied for registration of several trademarks, including "Saba," in the United States and in various foreign countries and will seek to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining the trademarks for which we have applied. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, the use of the trademarks will be restricted unless we enter into arrangements with the third parties that may be unavailable on commercially reasonable terms.

     We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the commercial viability of Saba Learning Exchange; the availability of third-party consulting organizations to perform implementation, consulting and education services; the anticipated growth of the number of our employees; the planned development of a product framework for integration into our Saba Learning Enterprise, including the timeframe and cost thereof; our anticipated expense levels for research and development, sales and marketing, and general and administrative operations; expectations regarding liquidity and adequacy of cash resources; and adequacy of current facilities. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See the factors that may affect future operating results below, as well as such other risks and uncertainties as are detailed in our filings with the Securities and Exchange Commission and press releases from time-to-time for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

     - risks associated with our dependence on Saba Learning Enterprise and related services for substantially all of our revenues for the foreseeable future;

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

     We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have increased continuously on a quarterly basis since inception, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise and providing related services. Over the longer term, we expect to derive revenues from Saba Learning Exchange, which is based on an evolving and unproven business model. Moreover, we also expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash expenses relating to the amortization of deferred compensation that will contribute to our net losses. As of May 31, 2000, we had an aggregate of $24.5 million of deferred compensation to be amortized. As a result of all of the foregoing, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

FLUCTUATIONS OF OUR RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES

     Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

     Our quarterly revenues are especially subject to fluctuation because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning Enterprise and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. We generally recognize revenues derived from sales of product licenses and annual support over a twelve-month period and from sales of services as the services are provided. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We have not fully developed our business model for Saba Learning Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

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

A DECLINE IN THE PRICE OF, OR DEMAND FOR, OUR MAIN PRODUCT SABA LEARNING ENTERPRISE OR OUR RELATED SERVICE OFFERINGS, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS

     Saba Learning Enterprise and related services accounted for substantially all of our revenues in fiscal 2000. We anticipate that revenues from our Saba Learning Enterprise and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise or failure to achieve broad market acceptance, would seriously harm our business.

OUR STRATEGY OF ESTABLISHING SABA LEARNING EXCHANGE IS UNPROVEN AND MAY NOT BE SUCCESSFUL

     We need to more fully establish and enhance Saba Learning Exchange, where organizations and learning providers can transact business and collaborate. Our success depends on a significant number of organizations implementing Saba Learning Enterprise and conducting business with learning providers over the Internet through Saba Learning Exchange. If this business strategy is flawed, or if we are unable to execute it effectively, our revenues will be seriously harmed. We began operating Saba Learning Exchange in December 1999. Accordingly, we have limited experience developing and operating Saba Learning Exchange. To date, only a limited number of learning providers and organizations are connected to Saba Learning Exchange. It is possible that we, together with the organizations and learning providers who comprise this exchange, will not be able to effectively operate this exchange, both in terms of technical performance as well as commercial viability. It is possible that an insufficient number of organizations and/or learning providers will join and remain in Saba Learning Exchange, and that we will be unable to generate significant revenues from Saba Learning Exchange. Unless a critical mass of organizations and learning providers join Saba Learning

Exchange, our solutions may not achieve widespread market acceptance and our business would be seriously harmed. To date, we have not generated significant revenues from Saba Learning Exchange.

THE FAILURE TO MAINTAIN OUR RELATIONSHIP WITH CURRENT AND FUTURE CUSTOMERS COULD REDUCE THE VIABILITY OF OUR SABA LEARNING EXCHANGE

     Because many of our Saba Learning Enterprise customers are Global 2000 organizations, a relatively small number of these organizations account for a substantial portion of the learners on the Saba platform. In addition, the quantity of learning offerings made available by our learning providers through Saba Learning Exchange varies significantly. The concentration of learners within these organizations and learning offerings offered by these key learning providers exposes us to the risk that the loss of even a small number of organizations or learning providers could reduce the viability of Saba Learning Exchange. This would substantially hinder our ability to generate revenues from Saba Learning Exchange as well as our other products.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from approximately 40 employees at May 31, 1998 to approximately 140 employees at May 31, 1999 and 462 employees at May 31, 2000. In addition, we intend to hire a significant number of employees in the future. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

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

IF WE ARE UNABLE TO MANAGE THE COMPLEXITY OF CONDUCTING BUSINESS GLOBALLY, OUR INTERNATIONAL REVENUES MAY SUFFER

     International revenues accounted for 10% of our revenues in fiscal 2000. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

OUR REVENUES MAY DECREASE IF USE OF THE INTERNET IN THE MARKETS WE TARGET DOES NOT GROW AS PROJECTED

     The use of the Internet as a means to interconnect organizations and learning providers and to create Saba Learning Exchange is integral to our business model. Our business strategy is, in part, to create a global, business-to-business learning marketplace for organizations and learning providers to transact business and collaborate. However, the use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of organizations and learning providers to transact business and collaborate on the Internet would harm our revenues and earnings. The acceptance and use of the Internet to transact business and collaborate is dependent upon a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, the resolution of concerns about transaction security and taxation of transactions on the Internet.

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

A BREACH OF INTERNET COMMERCE SECURITY MEASURES COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES

     A requirement of the continued growth of Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of Saba Learning Exchange or our customers' networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenues. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on Saba Learning Exchange or within our customers' networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

DELAYS IN RELEASING ENHANCED VERSIONS OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

     As part of our strategy, we expect to regularly release new versions of our Saba Learning Enterprise and Saba Learning Exchange. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our stock price to decline.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY BE ABLE TO OFFER SIMILAR PRODUCTS AND SERVICES THAT WOULD HARM OUR COMPETITIVE POSITION

     Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed eight provisional patent applications in the U.S. We cannot assure you that any formal or approved patent applications will result from these provisional applications, that any patents issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

     We are currently negotiating with third parties to expand, manage and maintain the computer and communications equipment and software needed for the day-to-day operations of Saba Learning Exchange. Services provided by any of these third parties will likely include managing the Saba Learning Exchange web server, maintaining communications lines and managing network data centers that are the locations on our network where data is stored. If we are unable to successfully contract with one or more third parties for these services, we would have to perform these functions ourselves. We may not successfully obtain or perform these services on a timely and cost-effective basis. If the installation of the computer and communications equipment and software needed for the day-to-day operations of Saba Learning Exchange is successfully completed by one or more third parties, we will be entirely dependent on that party or parties to manage, maintain and provide security for Saba Learning Exchange.

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

CERTAIN EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER SABA TO THE DETRIMENT OF MINORITY STOCKHOLDERS

     As of June 30, 2000, our executive officers, directors and principal stockholders (i.e., greater than 5% stockholders) together beneficially owned approximately 63% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

     Further, any year 2000 problems with respect to our products could lead to claims from our customers asserting liability, including liability for breach of warranties related to our products, which could result in large settlements or judgments against us. We have not suffered any material consequences as a result of the year 2000 problem.

SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD CAUSE OUR STOCK PRICE TO DECLINE

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants and including shares eligible for sale upon the expiration on October 5, 2000 of agreements not to sell such shares entered into between the underwriters of our initial public offering and certain stockholders) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

THE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD ADVERSELY AFFECT THE RIGHTS OF THE HOLDERS OF OUR COMMON STOCK

     Our Certificate of Incorporation and Bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third-party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

     Our board of directors could choose not to negotiate with an acquiror that it did not feel was in our strategic interests. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS

     Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, we are subject to employer payroll taxes, both domestic and foreign, when our employees exercise their non-qualified stock options. These taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these taxes could be material. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict the future price of our common stock and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

EXECUTIVE OFFICERS

     Our executive officers and their ages and positions as of May 31, 2000 are as follows:

                   NAME                     AGE                   POSITION(S)
                   ----                     ---                   -----------
Bobby Yazdani.............................  37     Chief Executive Officer, President and
                                                   Chairman of the Board of Directors
Terry Carlitz.............................  48     Chief Financial Officer and Director
Chris Helgeson............................  43     Vice President, Research and Development
Stuart Jacobson...........................  42     Vice President, Sales and Alliances
Brook Manville............................  49     Chief Learning Officer and Chief Customer
                                                   Evangelist
David Martin..............................  36     Vice President, Marketing
Michael Toepel............................  38     Vice President, Services
Peter Williams............................  38     Vice President, Corporate Development,
                                                   General Counsel and Secretary

     Bobby Yazdani founded Saba and has been our President and Chief Executive Officer since our inception in April 1997. From 1988 until founding Saba, Mr. Yazdani served in various positions at Oracle, most recently as Senior Director. Mr. Yazdani holds a B.A. from the University of California, Berkeley.

     Terry Carlitz has served as our Chief Financial Officer and a director since joining us in July 1999. From May 1998 until July 1999, Ms. Carlitz served as Senior Vice President, Finance and Operations and Chief Financial Officer of SPL WorldGroup, a provider of information technology consulting and enterprise solutions. From February 1995 until May 1998, Ms. Carlitz served as Vice President, Finance and Chief Financial Officer of Infinity Financial Technology, a developer of trading and financial risk management software, throughout its initial public offering and subsequent merger with SunGard Data Systems. From February 1993 until February 1995, Ms. Carlitz served as Director, Business Development and Strategic Investments of Apple. Ms. Carlitz holds a B.S. from San Jose State University and an M.B.A. from Stanford University.

     Chris Helgeson has served as our Vice President, Research and Development since joining us in June 1999. From September 1998 until May 1999, Mr. Helgeson served as Chief Technical Officer of Business Projects, a provider of Internet-based collaboration software. From October 1996 until August 1998, Mr. Helgeson served as Vice President, Engineering and Vice President, Technology of Carnelian, a provider of Internet-based publishing and delivery software. From June 1995 until September 1996, Mr. Helgeson served as Vice President, Engineering of Verity, a provider of knowledge retrieval software. Mr. Helgeson holds a B.S. and B.A. from the University of California, Berkeley.

     Stuart Jacobson has served as our Vice President, Sales and Alliances since joining us in January 1999. From May 1998 until December 1999, Mr. Jacobson served as a consultant to various software companies.

From August 1994 until April 1998, Mr. Jacobson served as Executive Vice President of Novadigm, a provider of automated software management solutions. Mr. Jacobson holds a B.A. from Lewis & Clark College.

     Brook Manville has served as our Chief Learning Officer and Chief Customer Evangelist since joining us in August 1999. From January 1988 until July 1999, Mr. Manville was employed by McKinsey & Company, a management consulting firm, where he was a partner from July 1994 until July 1999. Mr. Manville holds a B.A. from Yale University, an M.A. from Oxford University, and a Ph.D. from Yale University.

     David Martin has served as our Vice President, Marketing since joining us in November 1997. From November 1995 until October 1997, Mr. Martin served as a Vice President of SuccessFactors.com, a provider of enterprise competency management software. From October 1990 until November 1995, Mr. Martin served as a Vice President of Oracle. Mr. Martin holds a B.S. from the Massachusetts Institute of Technology.

     Michael Toepel has served as our Vice President, Services since joining us in August 1999. From January 1998 until June 1999, Mr. Toepel served as President and Chief Executive Officer of Bay Logics, a provider of infrastructure asset management software. From February 1994 until January 1998, Mr. Toepel served as Vice President, Sales and Marketing at SMG, a provider of real estate asset management software. Mr. Toepel holds a B.A. from the University of Texas at Austin and an M.B.A. from the University of Texas at Austin Graduate School of Business.

     Peter Williams has served as Vice President, Corporate Development and General Counsel of Saba since joining us in October 1999 and has served as our Secretary since our inception in April 1997. Mr. Williams was a partner at Morrison & Foerster LLP, an international law firm, from January 1995 until March 2000. Mr. Williams holds B.A. degrees from the University of California, Los Angeles and a J.D. from Santa Clara University.

EMPLOYEES

     As of May 31, 2000, we had a total of 462 employees, including 135 in research and development, 131 in sales and marketing, 142 in services and 54 in administration and finance. Of these employees, 371 were located in North America and 91 were located outside of North America. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2: PROPERTIES

FACILITIES

     Our principal executive offices occupy approximately 48,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Atlanta, Boston, Chicago, Columbus, Dallas, Denver, Detroit, Philadelphia, Princeton, and Washington D.C. metropolitan areas and in Australia, Canada, Germany, India and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March 2000, prior to its initial public offering, Saba submitted the following matters to a vote of its security holders through an Action by Written Consent. Holders of the required majority of Saba's outstanding Common Stock and Preferred Stock approved each of the matters.

     - To approve and adopt a 2000 Employee Stock Purchase Plan and to reserve a total of 2,000,000 shares of Common Stock thereunder for issuance to employees.

     - To amend the 1997 Stock Incentive Plan to increase the number of authorized shares to be issued by 1,000,000 to a total authorized reserve of 10,815,550 shares.

     - To approve an amendment to Saba's Restated Certificate of Incorporation to change the authorized capital to 5,000,000 shares of Preferred Stock and to 100,000,000 shares of Common Stock.

     - To approve and adopt the Saba Software, Inc. 2000 Stock Incentive Plan, including the 2000 Non-Employee Director Option Program and to reserve a total of 6,000,000 shares of Common Stock thereunder for issuance to employees and non-employee directors.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol "SABA." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

                  YEAR ENDED MAY 31, 2000                      HIGH      LOW
                  -----------------------                     ------    ------
Fourth Quarter (from April 7, 2000).........................  $33.00    $13.50

     Saba had approximately 231 shareholders of record as of May 31, 2000. Saba has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     For the period from June 1, 1999 to May 31, 2000, Saba issued and sold the following unregistered securities:

          1. During the period, Saba granted stock options to employees, directors and consultants under its 1997 Stock Incentive Plan (the "Stock Plan") covering an aggregate of 7,687,641 shares of Saba's common stock, at exercise prices ranging from $0.30 to $12.00 with a weighted average exercise price of $3.52 per share.

          2. During the period, Saba issued and sold an aggregate of 5,093,910 shares of its common stock to 81 employees, directors and consultants for an aggregate amount of $1,279,681 upon exercise of stock options granted pursuant to Saba's Stock Plan.

          3. During the period, Saba issued and sold an aggregate of 2,581,147 shares of its common stock to 13 employees, directors (including trusts affiliated with directors), advisory board members and a former consultant for an aggregate amount of $2,111,508.

          4. During the period, Saba issued and sold an aggregate of 5,598,479 shares of its Series D Preferred Stock, convertible into 5,598,479 shares of common stock, for an aggregate purchase price of $30,000,010.

          5. During the period, Saba issued warrants for a total of 123,930 shares of its common stock for an aggregate exercise price of $324,055.

          6. During the period, Saba issued and sold an aggregate of 676,986 shares of its common stock for an aggregate amount of $314,952 upon exercise of warrants to purchase common stock.

          7. During the period, Saba issued and sold 354,610 shares of common stock to SingTel Ventures [Cayman] Pte. Limited for an aggregate amount of $5,000,000.

     The sale and issuance of securities in the transactions described in paragraphs 1 through 7 above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701 or were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof. Appropriate legends were affixed to the stock certificates issued in the above transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. No underwriters were employed in any of the above transactions.

     Saba has invested a significant amount of the proceeds generated from the sale and issuance of securities in the transactions described in paragraphs 1 through 7 above in high quality, short-term debt and equity securities. Saba intends to use such proceeds for general corporate purposes, including working capital.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended May 31, 2000 and 1999 and for the period from April 16, 1997 (inception) through May 31, 1998 and the consolidated balance sheet data as of May 31, 2000, 1999 and 1998 are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this document, and are qualified by reference to such Consolidated Financial Statements and the Notes thereto. The historical results are not necessarily indicative of future results.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                     APRIL 16,
                                                                                       1997
                                                                                    (INCEPTION)
                                                            YEARS ENDED MAY 31,       THROUGH
                                                            --------------------      MAY 31,
                                                              2000        1999         1998
                                                            --------    --------    -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues............................................  $ 17,992    $  1,939      $    40
Gross profit (loss).......................................     8,972         675          (32)
Total operating expenses..................................    64,444      11,572        1,531
Loss from operations......................................   (55,472)    (10,897)      (1,563)
Net loss..................................................   (54,441)    (10,852)      (1,571)
Basic and diluted net loss per share(1)...................     (2.94)      (0.84)       (0.17)
Shares used in computing basic and diluted net loss per
  share(1)................................................    18,548      12,987        9,439
Pro forma basic and diluted net loss per share(1).........     (1.66)      (0.52)
Shares used in computing pro forma basic and diluted net
  loss per share(1).......................................    32,741      20,881

                                                                        MAY 31,
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    -------    -----
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $78,926    $10,384    $  41
Working capital (deficiency)................................   65,090      7,807     (481)
Total assets................................................   97,705     14,068      239
Long-term obligations, less current portion.................    3,086        384      578
Total stockholders' equity (deficit)........................   68,704      8,429     (974)

---------------
(1) See note 2 of notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing per share amounts.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-K contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the commercial viability of Saba Learning Exchange; the availability of third-party consulting organizations to perform implementation, consulting and education services; the anticipated growth of the number of our employees; the planned development of a product framework for integration into our Saba Learning Enterprise, including the timeframe and cost thereof; our anticipated expense levels for research and development, sales and marketing, and general and administrative operations; expectations regarding liquidity and adequacy of cash resources; and adequacy of current facilities. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See the factors that may affect future operating results below, as well as such other risks and uncertainties as are detailed in our filings with the Securities and Exchange Commission and press releases from time-to-time for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this document.

OVERVIEW

  General

     We are a leading provider of learning management software and services that enable businesses and governments to create and deploy global networks over the Internet that connect people to learning. We provide an Internet-based software platform and related services that enable organizations to procure and deliver learning and systematically close knowledge and competency gaps across their extended enterprises. At the same time, we offer learning providers a global marketing and distribution channel. We recently launched the Saba Learning Exchange, an Internet-based business-to-business learning marketplace.

     We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning Enterprise products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Learning Exchange in December 1999. To date, we have not generated significant revenues from the Saba Learning Exchange.

  Sources of Revenues and Revenue Recognition

     To date, we have generated revenues primarily from licensing Saba Learning Enterprise and providing related services, including implementation, consulting, support and education. In the future, in addition to such license and services revenues, we intend to pursue transaction-based and other forms of revenues from the Saba Learning Exchange.

     Our license agreements generally provide that our customers pay a license fee based on a specified number of learners and the type of software modules licensed. Customers can subsequently pay additional license fees to allow additional learners to use previously licensed modules or to license additional modules. Customers that license Saba Learning Enterprise generally enter into one year support agreements pursuant to which they are entitled to receive software upgrades, error corrections and telephone and web-based assistance, generally for a fixed fee.

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

     We recognize license revenues in accordance with the provisions of American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4,
Deferral of the Effective Date of Certain Provisions of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. To date, we have sold licenses and support together as components of multiple element arrangements. Our agreements provide for support, which consists of software upgrades, error corrections and telephone and web-based assistance. We recognize license revenues monthly over the support period, generally one year, if all of the following conditions are met:

     - There is persuasive evidence of an arrangement;

     - We have delivered the product to the customer;

     - Collection of the license fees is probable; and

     - The amount of the fee to be paid by the customer is fixed or determinable.

     If an agreement with a customer provides that the customer has the right, during a specified period, to accept or reject our products, subject to the foregoing conditions, license revenues are recognized ratably over the remainder of the support period beginning upon the earlier of customer acceptance or the expiration of the acceptance period. License and services revenues deferred to future periods are reflected as deferred revenues on our consolidated balance sheets. As of May 31, 2000, deferred revenues included approximately $4.3 million of amounts recorded in accounts receivable and software license and support fees collected from customers in advance of revenue recognition. We invoice customers for license and support fees in accordance with individual contract terms. Deferred revenues include support fees billed annually in advance as well as license contracts with billing cycles of 90 days or less. Payment terms for license fees and first year support fees generally require payment from the customer within 30 days of the effective date of the contract.

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

  Operating Expenses

     Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges.

     We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The research and development category of operating expense also includes purchased technology. The sales and marketing category of operating expenses also includes sales commissions, and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

     In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $38.4 million as of May 31, 2000. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options or restricted stock. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

  History of Losses

     We have incurred significant losses and negative cash flows from operations since our inception. As of May 31, 2000, we had an accumulated deficit of $66.9 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to continue to incur significantly greater operating expenses over the next 12 months. We also expect to incur substantial non-cash expenses relating to deferred stock compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

     We had 462 full-time employees as of May 31, 2000. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

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

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2000, 1999 AND 1998

     The following discussion includes, with respect to fiscal 1998 data, data from the period commencing on April 16, 1997 (inception) through May 31, 1997.

  Revenues

     Total revenues in fiscal 2000 increased to $18.0 million from $1.9 million in fiscal 1999 and from $40,000 in fiscal 1998. In fiscal 2000, no customer accounted for more than 10% of our revenues. In fiscal 1999, Baan, Norwest and Documentum each accounted for more than 10% of our revenues and collectively comprised approximately 66% of our revenues.

     License revenues in fiscal 2000 increased to $7.9 million, or 44% of total revenues from $612,000, or 32% of total revenues, in fiscal 1999 and from $7,000, or 18% of total revenues, in fiscal 1998. The increase in the amount of license revenues in fiscal 2000 from fiscal 1999 is attributable to new sales to major customers and increased market acceptance of our Saba Learning Enterprise product. The increase in fiscal 1999 from fiscal 1998 is attributable to a full year of sales of licenses for our products in fiscal 1999 after their commercial release in late fiscal 1998.

     Services revenues in fiscal 2000 increased to $10.1 million, or 56% of total revenues, from $1.3 million, or 68% of total revenues, in fiscal 1999 and from $33,000 or 83% of total revenues, in fiscal 1998. The increases in dollar amount of services revenues are primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to support services sold to our customers.

     Deferred license and services revenues reflected on our consolidated balance sheet were $12.1 million at May 31, 2000.

  Cost of Revenues

     Total cost of revenues in fiscal 2000 increased to $9.0 million from $1.3 million in fiscal 1999 and from $72,000 in fiscal 1998. These increases are primarily attributable to the hiring of additional employees to support increased customer demand for our implementation and consulting services.

  Operating Expenses

     Research and development. Research and development expenses in fiscal 2000 increased to $15.8 million from $3.6 million in fiscal 1999 and from $694,000 in fiscal 1998. These increases are primarily attributable to the hiring of additional employees to support the development of new products.

     Sales and marketing. Sales and marketing expenses in fiscal 2000 increased to $26.9 million from $6.3 million in fiscal 1999 and from $535,000 in fiscal 1998. These increases resulted primarily from building a direct sales force and investing in sales and marketing infrastructure, including personnel-related expense, travel expenses and related facility and equipment costs, as well as increased marketing activities and commissions on software licenses.

     General and administrative. General and administrative expenses in fiscal 2000 increased to $6.4 million from $1.4 million in fiscal 1999 and from $302,000 in fiscal 1998. These increases are primarily attributable to an increase in the number of executive, finance and administrative employees to support the growth of our business.

     Amortization of deferred stock compensation and other stock charges. We recorded deferred stock compensation of $37.1 million in fiscal 2000 and $1.3 million in fiscal 1999. Of this deferred stock compensation, $13.6 million was amortized in fiscal 2000 and $189,000 was amortized in fiscal 1999. Also included in amortization of deferred stock compensation and other stock charges in fiscal 2000 is $1.7 million in other stock charges primarily attributable to the value of stock options granted to our advisory board members.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $1.0 million in fiscal 2000 from $45,000 in fiscal 1999 and from an expense of $8,000 in fiscal 1998. These changes from expense to income are attributable primarily to interest income on higher average cash balances relating to financing activities, partially offset by interest expense on capital equipment purchases.

  Provision for Income Taxes

     From inception through May 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of May 31, 2000, we had approximately $64.2 million of combined federal and state net operating loss carryforwards to offset future taxable income. The federal and state tax net operating loss carryforwards are available to reduce future taxable income and expire at various dates into fiscal 2020. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. See note 9 of the notes to our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2000. This information has been derived from our unaudited consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this

Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not indicative of the results for a full fiscal year or any other period.

                                                                             THREE MONTHS ENDED
                                            ------------------------------------------------------------------------------------
                                            AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 29,   MAY 31,
                                              1998       1998       1999      1999       1999       1999       2000       2000
                                            --------   --------   --------   -------   --------   --------   --------   --------
                                                                         (UNAUDITED) (IN THOUSANDS)
Revenues:
  License.................................   $  15     $   104    $   179    $  314    $   668    $ 1,252    $  2,600   $  3,337
  Services................................     141         223        375       588      1,039      2,245       2,602      4,249
                                             -----     -------    -------    -------   -------    -------    --------   --------
        Total revenues....................     156         327        554       902      1,707      3,497       5,202      7,586
                                             -----     -------    -------    -------   -------    -------    --------   --------
Cost of revenues..........................      98         190        347       629        956      1,772       2,493      3,799
                                             -----     -------    -------    -------   -------    -------    --------   --------
Gross profit..............................      58         137        207       273        751      1,725       2,709      3,787
Operating Expenses:
  Research and development................     225         709        980     1,713      3,522      2,724       4,093      5,500
  Sales and marketing.....................     234       1,233      1,325     3,527      3,427      5,133       8,371     10,009
  General and administrative..............     146         260        385       646        901      1,091       1,534      2,835
  Amortization of deferred stock
    compensation and other stock
    charges...............................      --          --         --       189      1,385      2,126       5,024      6,769
                                             -----     -------    -------    -------   -------    -------    --------   --------
        Total operating expenses..........     605       2,202      2,690     6,075      9,235     11,074      19,022     25,113
                                             -----     -------    -------    -------   -------    -------    --------   --------
Loss from operations......................    (547)     (2,065)    (2,463)   (5,802)    (8,484)    (9,349)    (16,313)   (21,326)
Interest income (expense), net............      17          (6)        18        16         48        108         238        637
                                             -----     -------    -------    -------   -------    -------    --------   --------
Net loss..................................   $(530)    $(2,071)   $(2,465)   $(5,786)  $(8,436)   $(9,241)   $(16,075)  $(20,689)
                                             =====     =======    =======    =======   =======    =======    ========   ========

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

     We are subject to employer payroll taxes, both domestic and foreign, on employee exercises of non-qualified stock options. These taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees, measured by the difference between the price of our common stock on the date of exercise and the exercise price. We would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. Our results of operations and cash flows could vary significantly from quarter to quarter depending on the number of non-qualified stock options exercised by employees in any quarter and, consequently, the amount of taxes assessed.

     Other factors that could affect our quarterly operating results include those described below and elsewhere in this Annual Report on Form 10-K:

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

     - technical difficulties or service interruptions of our computer network systems or the Internet generally; and

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $119.8 million through May 31, 2000, equipment leases and other debt. As of May 31, 2000, we had outstanding equipment leases and notes payable of $2.9 million, $74.0 million of cash and cash equivalents and $4.9 million in short-term investments.

     Cash used in operating activities was $26.0 million during fiscal 2000, $7.8 million during fiscal 1999 and $1.0 million during fiscal 1998. The cash used during these periods was primarily attributable to net losses of $54.4 million during the fiscal 2000, $10.9 million during fiscal 1999 and $1.6 million during fiscal 1998. Fiscal 2000 cash used in operating activities was offset by $13.6 million in amortization of deferred stock compensation and an increase in deferred revenue of $10.3 million.

     Cash used in investing activities is primarily attributable to purchases of property and equipment, excluding equipment acquired under capital leases, of $3.6 million during fiscal 2000, $1.1 million during fiscal 1999 and $70,000 during fiscal 1998. Fiscal 2000 cash used in investing also includes $4.9 million in purchases of short-term investments.

     Cash provided by financing activities was $98.4 million during fiscal 2000, $19.4 million during fiscal 1999 and $1.1 million during fiscal 1998 resulting primarily from net proceeds from the sale of stock and, to a lesser extent, from borrowings under capital lease obligations. These amounts were partially offset by payments on capital lease obligations and notes payable.

     As of May 31, 2000, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases of $3.5 million and $37.2 million, respectively.

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

MARKET AND CURRENCY RISK

     We develop and market our products in North America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. To date, the majority of our sales have been made in U.S. dollars. A strengthening of the dollar could make our products less competitive in foreign markets. In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments, we believe that there is no material risk exposure.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 is expected to have no material impact on our financial condition or results of operations.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in German Marks, Australian Dollars, British Pounds and French Francs. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds and commercial paper, we have concluded that there is no material market risk exposure.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              SABA SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity (Deficit)...   36
Consolidated Statements of Cash Flows.......................   38
Notes to Consolidated Financial Statements..................   39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Saba Software, Inc.

     We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2000 and 1999 and for the period from April 16, 1997 (inception) through May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended May 31, 2000 and 1999 and for the period from April 16, 1997 (inception) through May 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Walnut Creek, California
June 23, 2000

                              SABA SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    MAY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 74,033    $ 10,384
  Short-term investments....................................     4,893          --
  Accounts receivable (net of allowance of $454 at May 31,
     2000 and $124 at May 31, 1999).........................     9,876       1,930
  Prepaid expenses and other current assets.................     1,078         122
                                                              --------    --------
          Total current assets..............................    89,880      12,436
Property and equipment, net.................................     6,860       1,122
Other assets................................................       965         510
                                                              --------    --------
          Total assets......................................  $ 97,705    $ 14,068
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,906    $  1,667
  Accrued compensation and related expenses.................     6,110       1,132
  Accrued expenses..........................................     1,951         600
  Deferred revenue..........................................    10,973       1,197
  Current portion of capital lease obligations..............       850          33
                                                              --------    --------
          Total current liabilities.........................    24,790       4,629
Deferred revenue............................................     1,125         626
Notes payable and other long-term liabilities...............     1,036         329
Capital lease obligations, less current portion.............     2,050          55
                                                              --------    --------
          Total liabilities.................................    29,001       5,639
Commitments
Stockholders' equity:
  Preferred stock, issuable in series: $0.001 par value;
     authorized: 5,000,000 shares at May 31, 2000 and
     14,700,000 shares at May 31, 1999; issued and
     outstanding: none at May 31, 2000 and 13,942,771 shares
     at May 31, 1999........................................        --          14
  Common stock, $0.001 par value; authorized: 100,000,000
     shares at May 31, 2000 and 50,000,000 shares at May 31,
     1999; issued: 43,595,977 shares at May 31, 2000 and
     16,326,168 shares at May 31, 1999......................        44          16
  Additional paid-in capital................................   161,078      21,925
  Deferred stock compensation...............................   (24,541)     (1,092)
  Notes receivable from stockholders........................    (1,042)         --
  Treasury stock; none at May 31, 2000 and 3,112,456 shares
     at May 31, 1999, at cost...............................        --         (11)
  Accumulated deficit.......................................   (66,864)    (12,423)
  Accumulated other comprehensive loss......................        29          --
                                                              --------    --------
          Total stockholders' equity........................    68,704       8,429
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 97,705    $ 14,068
                                                              ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                              SABA SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                     APRIL 16,
                                                                                       1997
                                                                                    (INCEPTION)
                                                            YEARS ENDED MAY 31,       THROUGH
                                                            --------------------      MAY 31,
                                                              2000        1999         1998
                                                            --------    --------    -----------
Revenues:
  License.................................................  $  7,857    $    612      $     7
  Services................................................    10,135       1,327           33
                                                            --------    --------      -------
          Total revenues..................................    17,992       1,939           40
Cost of revenues:
  Cost of license.........................................         2          --           --
  Cost of services........................................     9,018       1,264           72
                                                            --------    --------      -------
                                                               9,020       1,264           72
                                                            --------    --------      -------
Gross profit (loss).......................................     8,972         675          (32)
Operating expenses:
  Research and development................................    15,839       3,627          694
  Sales and marketing.....................................    26,940       6,319          535
  General and administrative..............................     6,361       1,437          302
  Amortization of deferred stock compensation and other
     stock charges........................................    15,304         189           --
                                                            --------    --------      -------
          Total operating expenses........................    64,444      11,572        1,531
                                                            --------    --------      -------
Loss from operations......................................   (55,472)    (10,897)      (1,563)
Interest income and other, net............................     1,367          93            7
Interest expense..........................................      (336)        (48)         (15)
                                                            --------    --------      -------
Net loss..................................................  $(54,441)   $(10,852)     $(1,571)
                                                            ========    ========      =======
Basic and diluted net loss per share......................  $  (2.94)   $  (0.84)     $ (0.17)
                                                            ========    ========      =======
Shares used in computing basic and diluted net loss per
  share...................................................    18,548      12,987        9,439
                                                            ========    ========      =======
Pro forma basic and diluted net loss per share............  $  (1.66)   $  (0.52)
                                                            ========    ========
Shares used in computing pro forma basic and diluted net
  loss per share..........................................    32,741      20,881
                                                            ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                              SABA SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             NOTES
                                   PREFERRED STOCK         COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE
                                 --------------------   -------------------    PAID-IN        STOCK           FROM
                                   SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                 -----------   ------   ----------   ------   ----------   ------------   ------------
Issuance of common stock to
  founders.....................           --    $ --     7,500,000    $ 8      $      7      $     --       $    --
Issuance of common stock for
  in-process research and
  development..................           --      --     5,876,016      6           144            --            --
Purchase of treasury stock.....           --      --            --     --            --            --            --
Issuance of common stock for
  cash and notes receivable....           --      --     2,163,158      2           106            --           (32)
Issuance of convertible
  preferred stock for cash and
  notes, net of issuance
  costs........................      749,996       1            --     --           352            --           (25)
Collection under notes
  receivable...................           --      --            --     --            --            --            47
Issuance of common stock in
  connection with exercise of
  stock options................           --      --       260,000     --            13            --            --
Issuance of common stock
  options for services.........           --      --            --     --             5            --            --
Net loss and comprehensive
  loss.........................           --      --            --     --            --            --            --
                                 -----------    ----    ----------    ---      --------      --------       -------
Balances at May 31, 1998.......      749,996       1    15,799,174     16           627            --           (10)
Issuance of common stock for
  cash and notes receivable....           --      --       526,994     --            35            --           (54)
Collections under notes
  receivable...................           --      --            --     --            --            --            64
Issuance of preferred stock for
  cash, net of issuance
  costs........................    5,713,143       6            --     --         3,953            --            --
Conversion of convertible debt
  into preferred stock.........    2,870,854       3            --     --         2,007            --            --
Issuance of preferred stock for
  cash, net of issuance
  costs........................    4,608,778       4            --     --        14,014            --            --
Issuance of common stock
  options and warrants for
  services.....................           --      --            --     --             8            --            --
Deferred stock compensation....           --      --            --     --         1,281        (1,281)           --
Amortization of deferred stock
  compensation.................           --      --            --     --            --           189            --
Net loss and comprehensive
  loss.........................           --      --            --     --            --            --            --
                                 -----------    ----    ----------    ---      --------      --------       -------
Balances at May 31, 1999.......   13,942,771      14    16,326,168     16        21,925        (1,092)           --

                                                                      ACCUMULATED        TOTAL
                                   TREASURY STOCK                        OTHER       STOCKHOLDERS'
                                 -------------------   ACCUMULATED   COMPREHENSIVE      EQUITY
                                   SHARES     AMOUNT     DEFICIT         LOSS          (DEFICIT)
                                 ----------   ------   -----------   -------------   -------------
Issuance of common stock to
  founders.....................          --   $  --     $     --          $--          $     15
Issuance of common stock for
  in-process research and
  development..................          --      --           --           --               150
Purchase of treasury stock.....  (5,876,016)   (150)          --           --              (150)
Issuance of common stock for
  cash and notes receivable....   2,266,842     113           --           --               189
Issuance of convertible
  preferred stock for cash and
  notes, net of issuance
  costs........................          --      --           --           --               328
Collection under notes
  receivable...................          --      --           --           --                47
Issuance of common stock in
  connection with exercise of
  stock options................          --      --           --           --                13
Issuance of common stock
  options for services.........          --      --           --           --                 5
Net loss and comprehensive
  loss.........................          --      --       (1,571)          --            (1,571)
                                 ----------   -----     --------          ---          --------
Balances at May 31, 1998.......  (3,609,174)    (37)      (1,571)          --              (974)
Issuance of common stock for
  cash and notes receivable....     496,718      26           --           --                 7
Collections under notes
  receivable...................          --      --           --           --                64
Issuance of preferred stock for
  cash, net of issuance
  costs........................          --      --           --           --             3,959
Conversion of convertible debt
  into preferred stock.........          --      --           --           --             2,010
Issuance of preferred stock for
  cash, net of issuance
  costs........................          --      --           --           --            14,018
Issuance of common stock
  options and warrants for
  services.....................          --      --           --           --                 8
Deferred stock compensation....          --      --           --           --                --
Amortization of deferred stock
  compensation.................          --      --           --           --               189
Net loss and comprehensive
  loss.........................          --      --      (10,852)          --           (10,852)
                                 ----------   -----     --------          ---          --------
Balances at May 31, 1999.......  (3,112,456)    (11)     (12,423)          --             8,429

                              SABA SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             NOTES
                                   PREFERRED STOCK         COMMON STOCK       ADDITIONAL     DEFERRED      RECEIVABLE
                                 --------------------   -------------------    PAID-IN        STOCK           FROM
                                   SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   STOCKHOLDERS
                                 -----------   ------   ----------   ------   ----------   ------------   ------------
Issuance of common stock for
  cash and notes receivable....           --    $ --     1,083,128    $ 1      $  2,038      $     --       $(1,083)
Issuance of common stock for
  services.....................           --      --        20,000     --           199            --            --
Collections under notes
  receivable...................           --      --            --     --            --            --            41
Issuance of preferred stock for
  cash, net of issuance
  costs........................    5,625,769       6            --     --        30,075            --            --
Issuance of common stock in
  connection with exercise of
  stock options, net of
  repurchases..................           --      --     1,066,545      1           167            --            --
Issuance of common stock in
  connection with exercise of
  warrants.....................           --      --       576,986      1           312            --            --
Issuance of common stock
  options and warrants for
  services.....................           --      --            --     --         1,715            --            --
Issuance of common stock in
  initial public offering, net
  of issuance costs of
  $1,616.......................           --      --     4,600,000      5        62,549            --            --
Issuance of common stock
  private placement concurrent
  with initial public
  offering.....................           --      --       354,610     --         5,000            --            --
Conversion of preferred stock
  into common stock upon
  initial public offering......  (19,568,540)    (20)   19,568,540     20            --            --            --
Deferred stock compensation....           --      --            --     --        37,098       (37,098)           --
Amortization of deferred stock
  compensation.................           --      --            --     --            --        13,649            --
Net loss.......................           --      --            --     --            --            --            --
Foreign currency translation
  adjustments..................           --      --            --     --            --            --            --
                                 -----------    ----    ----------    ---      --------      --------       -------
Comprehensive loss.............
                                 -----------    ----    ----------    ---      --------      --------       -------
Balances at May 31, 2000.......           --    $ --    43,595,977    $44      $161,078      $(24,541)      $(1,042)
                                 ===========    ====    ==========    ===      ========      ========       =======

                                                                      ACCUMULATED        TOTAL
                                   TREASURY STOCK                        OTHER       STOCKHOLDERS'
                                 -------------------   ACCUMULATED   COMPREHENSIVE      EQUITY
                                   SHARES     AMOUNT     DEFICIT         LOSS          (DEFICIT)
                                 ----------   ------   -----------   -------------   -------------
Issuance of common stock for
  cash and notes receivable....   1,618,019   $   6     $     --          $--          $    962
Issuance of common stock for
  services.....................          --      --           --           --               199
Collections under notes
  receivable...................          --      --           --           --                41
Issuance of preferred stock for
  cash, net of issuance
  costs........................          --      --           --           --            30,081
Issuance of common stock in
  connection with exercise of
  stock options, net of
  repurchases..................   1,494,437       5           --           --               173
Issuance of common stock in
  connection with exercise of
  warrants.....................          --      --           --           --               313
Issuance of common stock
  options and warrants for
  services.....................          --      --           --           --             1,715
Issuance of common stock in
  initial public offering, net
  of issuance costs of
  $1,616.......................          --      --           --           --            62,554
Issuance of common stock
  private placement concurrent
  with initial public
  offering.....................          --      --           --           --             5,000
Conversion of preferred stock
  into common stock upon
  initial public offering......          --      --           --           --                --
Deferred stock compensation....          --      --           --           --                --
Amortization of deferred stock
  compensation.................          --      --           --           --            13,649
Net loss.......................          --      --      (54,441)          --           (54,441)
Foreign currency translation
  adjustments..................          --      --           --           29                29
                                 ----------   -----     --------          ---          --------
Comprehensive loss.............                                                         (54,412)
                                 ----------   -----     --------          ---          --------
Balances at May 31, 2000.......          --   $  --     $(66,864)         $29          $ 68,704
                                 ==========   =====     ========          ===          ========

          See Accompanying Notes to Consolidated Financial Statements.

                              SABA SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                                       APRIL 16,
                                                                                         1997
                                                                                      (INCEPTION)
                                                              YEARS ENDED MAY 31,       THROUGH
                                                              --------------------      MAY 31,
                                                                2000        1999         1998
                                                              --------    --------    -----------
OPERATING ACTIVITIES:
Net loss....................................................  $(54,441)   $(10,852)     $(1,571)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,086         106           10
  Amortization of deferred stock compensation...............    13,649         189           --
  Issuance of warrant and common stock to third-parties.....     1,754           8            5
  Write-off of in-process research and development..........        --          --          150
  Loss on disposal of property and equipment................        19          --           --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (7,946)     (1,846)         (84)
    Prepaid expenses and other current assets...............      (956)        (93)         (29)
    Accounts payable........................................     3,239       1,466          201
    Accrued compensation and related expenses...............     4,978         937          195
    Accrued expenses........................................     1,351         574           26
    Deferred revenue........................................    10,275       1,742           81
    Other liabilities.......................................     1,036          --           --
                                                              --------    --------      -------
Net cash used in operating activities.......................   (25,956)     (7,769)      (1,016)
INVESTING ACTIVITIES:
Purchases of short-term investments.........................    (4,893)         --           --
Purchases of property and equipment, net....................    (3,641)     (1,069)         (70)
Increase in other assets....................................      (295)       (181)          --
                                                              --------    --------      -------
Net cash used in investing activities.......................    (8,829)     (1,250)         (70)
FINANCING ACTIVITIES:
Net proceeds from issuance of convertible preferred stock...    30,081      17,977          328
Proceeds from issuance of common stock......................    68,991           7          217
Proceeds from issuance of treasury stock....................        11          --           --
Borrowings under line of credit agreement...................        --         542           --
Repayments of borrowings under line of credit agreement.....        --        (542)          --
Proceeds from issuance of convertible debt..................        --       1,445          565
Principal payments under capital lease obligations..........      (390)        (11)          --
Collections on notes receivable from stockholders...........        41          64           47
Repayments of notes payable.................................      (329)       (120)         (30)
                                                              --------    --------      -------
Net cash provided by financing activities...................    98,405      19,362        1,127
Effect of exchange rate changes on cash.....................        29          --           --
                                                              --------    --------      -------
Increase in cash and equivalents............................    63,649      10,343           41
Cash and equivalents, beginning of period...................    10,384          41           --
                                                              --------    --------      -------
Cash and equivalents, end of period.........................  $ 74,033    $ 10,384      $    41
                                                              ========    ========      =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Equipment purchased under capital lease obligations.........  $  3,202    $     75      $    25
                                                              ========    ========      =======
Common stock issued for notes receivable from
  stockholders..............................................  $  1,083    $     54      $    57
                                                              ========    ========      =======
Common stock issued for in-process research and
  development...............................................  $     --    $     --      $   150
                                                              ========    ========      =======
Warrant issued for purchase of convertible preferred stock
  in connection with financing..............................  $    160    $     --      $    --
                                                              ========    ========      =======
Note payable issued in connection with the purchase of
  treasury stock............................................  $     --    $     --      $   150
                                                              ========    ========      =======
Conversion of convertible debt into convertible preferred
  stock.....................................................  $     --    $  2,010      $    --
                                                              ========    ========      =======
Conversion of preferred stock into common stock.............  $ 50,421    $     --      $    --
                                                              ========    ========      =======
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for interest......................................  $    336    $     17      $    --
                                                              ========    ========      =======

          See Accompanying Notes to Consolidated Financial Statements.

                              SABA SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. THE COMPANY

     Saba Software, Inc. ("Saba") provides Internet-based solutions that enable businesses and governments to create and deploy global networks that connect people to learning. Saba provides an Internet-based platform and related services that deliver a comprehensive learning solution to organizations and their "extended enterprise" of employees, customers, partners and suppliers. Saba's solutions enable organizations to procure and deliver learning and systematically close knowledge and competency gaps across their extended enterprises. In addition, Saba offers learning providers a global marketing and distribution channel. Saba recently launched the Saba Learning Exchange, an Internet-based business-to-business learning marketplace.

     Saba was incorporated in the state of Delaware in April 1997.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Saba and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates.

  Cash Equivalents and Short-term Investments

     Cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from date of purchase of three months or less. Short-term investments consist principally of taxable, short-term money market instruments with maturities between 90 days and one year. Cash equivalents and short-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2000, Saba classified all of its debt and equity securities as available-for-sale pursuant to SFAS No. 115.

     The available-for-sale securities are recorded as follows (in thousands):

                                                                 MAY 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Cash equivalents..........................................  $20,416    $   --
Short-term investments....................................    4,893        --
                                                            -------    ------
                                                            $25,309    $   --
                                                            =======    ======

     Unrealized gains and losses at May 31, 2000 and realized gains and losses for the year then ended were not significant. Accordingly, Saba has not made a provision for such amounts in its consolidated balance sheet. The cost of securities sold is based on the specific identification method.

                              SABA SOFTWARE, INC.

  Concentrations of Credit Risk

     Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

     Saba conducts business with companies in various industries primarily in the United States. Saba generally does not require collateral. Revenues from licensing Saba Learning Enterprise and related services accounted for substantially all of Saba's revenues in fiscal 2000 and 1999. An allowance is maintained for potential credit losses, and to date, such losses have been within management's expectations. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $348,000 in fiscal 2000 and $133,000 in fiscal 1999.

     Amounts written-off as reductions to the allowance totaled $18,000 in fiscal 2000 and $9,000 in fiscal 1999.

     At May 31, 2000, there were no customers with a balance greater than 10% of accounts receivable. At May 31, 1999, five customers accounted for a total of 80% of accounts receivable.

  Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the related assets, generally three to five years. Assets acquired under capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the life of the lease.

  Software Development Costs

     Saba accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2000, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Income Taxes

     Saba accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

  Stock Options and Equity Instruments Exchanged for Services

     Saba accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock Based Compensation. The value of options, warrants and restricted stock exchanged for services rendered by non-employees or assets acquired are valued using the Black-Scholes option pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                              SABA SOFTWARE, INC.

  Net Loss Per Share

     Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

     Pro forma net loss per share has been computed as described above and also give effect to the conversion of preferred stock not include above that automatically converted upon completion of Saba's initial public offering of common stock.

     The calculations of historical and pro forma basic and diluted net loss per share are as follows:

                                                                                         PERIOD FROM
                                                                                        APRIL 16, 1997
                                                             YEARS ENDED MAY 31,         (INCEPTION)
                                                           ------------------------        THROUGH
                                                              2000          1999         MAY 31, 1998
                                                           ----------    ----------    ----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
HISTORICAL
  Net loss...............................................   $(54,441)     $(10,852)         $(1,571)
                                                            ========      ========          =======
  Weighted-average shares of common stock outstanding....     20,207        13,051            9,439
  Weighted-average shares of common stock subject to
     repurchase..........................................     (1,659)          (64)              --
                                                            --------      --------          -------
  Weighted-average shares of common stock outstanding
     used in computing basic and diluted net loss per
     share...............................................     18,548        12,987            9,439
                                                            ========      ========          =======
  Basic and diluted net loss per share...................   $  (2.94)     $  (0.84)         $ (0.17)
                                                            ========      ========          =======
PRO FORMA
  Net loss...............................................   $(54,441)     $(10,852)
                                                            ========      ========
  Weighted-average shares of common stock outstanding
     used in computing basic and diluted net loss per
     share
     (from above)........................................     18,548        12,987
  Adjustment to reflect the effect of the conversion of
     preferred stock from the date of issuance...........     14,193         7,894
                                                            --------      --------
  Weighted-average shares of common stock outstanding
     used in computing pro forma basic and diluted net
     loss per share......................................     32,741        20,881
                                                            ========      ========
  Pro forma basic and diluted net loss per share.........   $  (1.66)     $  (0.52)
                                                            ========      ========

  Revenue Recognition

     License agreements generally provide that customers pay a license fee based on a specified number of learners and the type of software modules licensed. Customers can subsequently pay additional license fees to allow additional learners to use previously licensed modules or to license additional modules. Customers that license Saba Learning Enterprise generally enter into one year support agreements pursuant to which they are entitled to receive software upgrades, error corrections and telephone and web-based assistance, usually for a fixed fee.

     Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed fee basis. For fixed-price contracts

                              SABA SOFTWARE, INC.

involving significant professional services, revenues are recognized using the percentage of completion method using the ratio of labor hours incurred to total expected labor hours as the measure of progress towards completion. Saba also provides professional services on a time and materials basis. Saba recognizes revenues on time and materials contracts as the services are provided.

     Saba recognizes license revenues in accordance with the provisions of American Institute of Certified Public Accountants, or AICPA, Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2 and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transitions. Prior to November 30, 1999, Saba had not established vendor specific objective evidence for support and therefore, recognized revenues from license agreements ratably over the contract period if there was persuasive evidence of an arrangement, the software was delivered, collection was probable, and the fee was fixed or determinable. Subsequent to November 30, 1999 Saba generally provides for additional software platforms during the initial year of its contracts and therefore, recognizes revenue ratably over the initial twelve months beginning upon contract signing. If an acceptance period is required, license revenues are recognized ratably over the term of the contract beginning upon the earlier of customer acceptance or the expiration of the acceptance period. Contract terms typically range from one to four years. Saba invoices customers for license and support fees in accordance with individual contract terms. Payment terms generally require payment of the license fees and first year support fees from the customer 30 days from the effective date of the contract. For contracts that provide for additional rights beyond the initial delivery, revenue is recognized ratably over that period.

     If an agreement includes both license and service elements, the license fee is recognized beginning on delivery of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Support revenues are recognized ratably over the term of the support contract, typically one year.

     Accounts receivable includes amounts earned but unbilled as of May 31, 2000 of $544,000 and $14,000 as of May 31, 1999. Deferred revenue consists of license fees to be recognized in future periods, prepaid fees for services and support agreements.

  Advertising Expense

     Advertising costs are expensed as incurred. Saba incurred $122,000 in advertising costs in fiscal 2000, $110,000 in fiscal 1999 and $14,000 in fiscal 1998.

  Other Comprehensive Income

     Saba reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Prior to fiscal 2000, Saba had no material components of other comprehensive income (loss) and, accordingly, net loss was equal to comprehensive loss in all periods. In fiscal 2000, Saba's components of comprehensive income (loss) consist of net loss and foreign currency translation adjustments.

  Internal-Use Software

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Saba implemented SOP 98-1 in fiscal 2000. Adoption of SOP 98-1 did not have a material impact on Saba's consolidated financial position or results of operations.

                              SABA SOFTWARE, INC.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Saba is required to adopt SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging
Instruments -- deferral of the effective date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, for fiscal 2002. Management believes the adoption of SFAS 133, as amended, will not have a material effect on Saba's consolidated financial position or results of operations.

  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March and June 2000. Saba is required to adopt the provisions of SAB 101 in its fourth quarter of fiscal 2001. Saba is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including Saba, recording a cumulative effect of a change in accounting principles retroactive to June 1, 2000.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                 MAY 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Computer equipment........................................  $ 4,732    $  805
Office furniture and fixtures.............................    1,897       334
Leasehold improvements....................................    1,421        99
                                                            -------    ------
                                                              8,050     1,238
Less accumulated depreciation and amortization............   (1,190)     (116)
                                                            -------    ------
                                                            $ 6,860    $1,122
                                                            =======    ======

 4. RELATED PARTY TRANSACTIONS

     In August 1997, Saba issued 5,876,016 shares of its common stock to HTR, Inc. in exchange for intellectual property. In connection with the acquisition of HTR, Inc. by a third party in October 1997, Saba repurchased all 5,876,016 shares in exchange for a promissory note in the principal amount of $150,000, which was secured by a pledge of 7,500 shares of Saba's common stock held by Saba's President. At the time of the initial issuance to HTR, Inc., a director of Saba was also an affiliate of HTR, Inc. During the period from inception through May 31, 1998, $16,000 in services revenues were recognized from HTR, Inc.

 5. CONVERTIBLE DEBT

     Saba issued 6% convertible debt to third parties for cash proceeds totaling $1.4 million in fiscal 1999 and $565,000 in fiscal 1998. The convertible debt converted into 2,870,854 shares of Series B convertible preferred stock in August 1998 at a conversion price of $0.70 per share.

                              SABA SOFTWARE, INC.

 6. NOTES PAYABLE

     In November 1998, Saba entered into an equipment line of credit with a bank, which provided for borrowings of up to $750,000. The note executed under the agreement accrued interest at 7.75% per annum and was to be repaid in monthly installments of principal and interest over 36 months. In fiscal 1999, all amounts outstanding under the line of credit were repaid.

     In March 1999, Saba entered into an operating lease agreement for office space beginning in May 1999 and executed non-interest bearing notes payable to the lessor totaling $329,000 under this agreement for the deposit on the building. Principal under the notes was repaid in fiscal 2000.

 7. LEASE COMMITMENTS

     Saba leases its office facilities under various noncancelable operating leases that expire at various dates through 2014. During fiscal 1999 and 2000, Saba also financed the acquisition of furniture and equipment under capital leases. Borrowings under capital leases are due in monthly installments through January 2004 plus interest at rates that range from 8.6% to 13.8% and are secured by the underlying assets. At May 31, 2000, there was $150,000 available for future purchases of furniture and equipment under these capital leases. At May 31, 2000 and 1999, the original cost of the assets under capital leases was $3.7 million and $75,000, respectively, and the accumulated amortization was $773,000 and $15,000, respectively. Future minimum lease payments under these leases are as follows as of May 31, 2000:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
YEAR ENDING MAY 31:
2001.....................................................  $1,173      $ 2,374
2002.....................................................   1,173        2,731
2003.....................................................   1,062        2,842
2004.....................................................     121        2,896
2005.....................................................      --        2,834
Thereafter...............................................      --       23,476
                                                           ------      -------
                                                            3,529      $37,153
                                                                       =======
Less amounts representing interest.......................    (629)
                                                           ------
Present value of minimum lease payments..................   2,900
Less current portion of minimum lease payments...........    (850)
                                                           ------
                                                           $2,050
                                                           ======

     Rent expense was $2.7 million in fiscal 2000, $473,000 in fiscal 1999 and $59,000 in fiscal 1998.

     In May 2000, Saba entered into an additional lease line of credit agreement with a computer manufacturer that provides for borrowings of up to $700,000 to finance equipment purchases. Borrowings are due in monthly installments and are secured by the underlying assets. The interest rate implicit in the lease line is 16.1%. There were no amounts outstanding under this agreement at May 31, 2000.

     In June 2000, Saba negotiated an equipment lease line which will provide for an additional $1.9 million of borrowings with an existing lender. The terms of this additional equipment lease line are similar to the terms of existing equipment lease lines.

                              SABA SOFTWARE, INC.

 8. STOCKHOLDERS' EQUITY

  Preferred Stock

     Preferred stock consisted of the following prior to its conversion at Saba's initial public offering of common stock:

                                                 SHARES ISSUED
                    SERIES                      AND OUTSTANDING
                    ------                      ---------------
A.............................................       749,996
B.............................................     8,583,997
C.............................................     4,636,068
D.............................................     5,598,479
                                                  ----------
                                                  19,568,540
                                                  ==========

     Significant terms of the preferred stock were as follows:

     Each share of preferred stock was convertible, at the option of the holder, into the number of shares of common stock determined by dividing the original issue price by the conversion price applicable to each share on the conversion date.

     Each share of preferred stock had voting rights equivalent to the number of shares of common stock into which it is convertible.

     Each share of Series A, B, C and D preferred stock was entitled to a non-cumulative dividend of $0.0384, $0.056, $0.2441 and $0.4287 per share, respectively, when and if declared by the Board of Directors. No such dividend was ever declared or paid.

     In January 2000, Saba's Board of Directors approved an amendment to Saba's Certificate of Incorporation to change the authorized capital stock to 5,000,000 shares of preferred stock and 100,000,000 shares of common stock. This amendment was effective as of the closing of Saba's initial public offering.

  Common Stock

     In fiscal 2000, seven company executives and one advisory board member executed full-recourse promissory notes for purchases of 2,230,000 shares of restricted common stock. The notes bear interest at interest rates that range from 5.5% to 6.6% per annum, are payable over terms that range from one to four years and are secured by the shares of common stock underlying the notes as well as the assets owned by the note holders.

     In April 2000, Saba sold 4,600,000 shares of common stock in its initial public offering, including the underwriters over-allotment, and an additional 354,610 shares of common stock in a concurrent private placement with proceeds, net of commissions, to Saba of approximately $69.2 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis.

  Warrants

     In connection with the issuance of convertible debt, Saba issued warrants to purchase 349,573 shares of common stock in fiscal 1999 and 87,125 shares of common stock in fiscal 1998 at an exercise price of $0.70 per share to individuals and firms who participated in the debt financing. The warrants were immediately exercisable and expired on the earlier of five years from the date of issuance or the closing date of Saba's initial public offering. The fair value of these warrants was insignificant at the issuance date. These warrants were exercised in fiscal 2000 prior to Saba's initial public offering.

                              SABA SOFTWARE, INC.

     Also during fiscal 1999, Saba issued warrants to purchase 35,000 shares of common stock at an exercise price of $0.10 per share and 16,000 shares at an exercise price of $0.70 per share for services rendered. The warrants were immediately exercisable and expired on the closing date of Saba's initial public offering. The fair value of these warrants was insignificant at the issuance date. These warrants were exercised in fiscal 2000 prior to Saba's initial public offering.

     In June 1999, Saba issued warrants to purchase 80,296 shares of series C convertible preferred stock at $3.05 per share to a lessor in connection with obtaining a lease line of credit. The warrants expire on April 7, 2003. The warrants were immediately exercisable and remain outstanding at May 31, 2000. The fair value of the warrants at the date of issuance, approximately $160,000, is being amortized as additional interest expense over the forty-two month term of the lease agreement.

     In December 1999, Saba issued a warrant to a customer to purchase 23,930 shares of common stock. The warrant was exercisable on January 31, 2000, has a term of three years, and an exercise price of $13.50 per share. The $99,000 fair value of the warrant at the date of issuance, determined using the Black-Scholes option pricing model, was recorded as an offset to revenues earned from the customer. The warrant remained outstanding at May 31, 2000.

     In January 2000, Saba issued a warrant to an existing investor to purchase 100,000 shares of common stock at an exercise price of $0.01 per share. The warrant was issued in connection with the Series D preferred stock, was immediately exercisable and expired on January 31, 2000. The $1.2 million value of the warrant, determined using the Black-Scholes option pricing model, was accounted for as an increase and immediate reduction of additional paid-in capital. The warrant was exercised in January 2000.

  Employee Stock Purchase Plan

     The Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP") in January 2000 that was effective upon the completion of Saba's initial public offering of its common stock. A total of 2,000,000 shares of common stock was reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba's common stock on the first day of the applicable offering period or the last day of the applicable six-month purchase period. As of May 31, 2000, no shares had been issued under the ESPP and the first purchase period ends on December 31, 2000.

  Stock Option Plan

     Under the 1997 Stock Option Plan (the "1997 Plan"), Saba may grant options to purchase up to 7,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant. Options generally vest over four years. Some options are exercisable upon grant and are subject to repurchase at the original exercise price in the case of termination of employment prior to vesting. Shares subject to repurchase totaled 2,611,813 at May 31, 2000.

     In October 1999, January 2000 and March 2000, the Board of Directors reserved an additional 1,115,550, and 1,200,000 and 1,000,000 shares of common stock, respectively, for issuance under the 1997 Plan.

     In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") and reserved 6,000,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan. The 2000 Plan also provides for automatic grants to non-employee directors.

     During fiscal 2000, Saba granted options to advisory board members with vesting provisions based on service. During the third quarter of fiscal 2000, Saba recognized $457,000 in expense related to the value of the vested options. In March 2000, Saba fully accelerated the vesting of these options and recognized an

                              SABA SOFTWARE, INC.

additional $1.0 million in expense. In fiscal 1999 and 1998, Saba granted options to non-employees for services performed and to be performed after the date of the grant. In connection with these option grants, Saba recognized expense of $8,000 in fiscal 1999 and $5,000 in fiscal 1998, based on the options' fair value, determined using the Black-Scholes option pricing model.

     Details of activity under the 1997 Plan and 2000 Plan are as follows:

                                                                WEIGHTED-AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                  OF SHARES        PER SHARE
                                                  ----------    ----------------
Granted.........................................   3,225,000         $0.05
Exercised.......................................    (260,000)         0.05
                                                  ----------
Balance, May 31, 1998...........................   2,965,000          0.05
Granted.........................................   3,060,500          0.07
Canceled........................................    (286,000)         0.06
                                                  ----------
Balance, May 31, 1999...........................   5,739,500          0.06
Granted.........................................   5,138,725          5.08
Exercised.......................................  (2,586,170)         1.18
Canceled........................................    (941,939)         1.48
                                                  ----------
Balance, May 31, 2000...........................   7,387,804          3.38
                                                  ==========

     Additional information regarding options outstanding as of May 31, 2000 is as follows:

                                OPTIONS OUTSTANDING
                 -------------------------------------------------
                               WEIGHTED-AVERAGE                         OPTIONS EXERCISABLE
                                  REMAINING                          --------------------------
   EXERCISE        NUMBER      CONTRACTUAL LIFE   WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
    PRICES       OUTSTANDING       (YEARS)         EXERCISE PRICE    NUMBER     EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -------   ----------------
 $0.05 - 0.07     2,745,517           7.8              $ 0.06        490,101        $ 0.05
     0.30         1,390,800           9.2                0.30          5,000          0.30
     0.95           662,800           8.7                0.95         40,000          0.95
     5.36           706,950           5.6                5.36             --            --
10.00 - 12.00     1,875,937           5.7               10.54         10,000         10.00
    20.13             5,800           5.9               20.13             --            --
                  ---------          ----              ------        -------        ------
$0.05 - 20.13     7,387,804           7.4              $ 3.37        545,101        $ 0.30
                  =========          ====              ======        =======        ======

     At May 31, 2000, 6,544,264 shares were available for future grant under the 1997 Plan and 2000 Plan.

     Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba's common stock on the grant date for certain stock options granted to employees. In the absence of a public market for Saba's common stock, the deemed fair value was based on the price per share of recent convertible preferred stock financings, less a discount to give effect to the superior rights of the convertible preferred stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $13.6 million for fiscal 2000 and $189,000 for fiscal 1999.

  Pro Forma Disclosures of the Effect of Deferred Stock Compensation

     Pro forma information regarding net loss and net loss per share, which is required by SFAS 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options for fiscal 2000 was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions: expected life of 60 months, risk-free interest rate of

                              SABA SOFTWARE, INC.

5.5%, dividend yield of zero, and an assumed volatility of 60%. The fair value of these options for fiscal 1999 was estimated at the date of grant using the Minimum Value option pricing model, with the following assumptions: expected life of 60 months, risk-free interest rate of 5.5% and dividend yield of zero. The weighted-average fair value of options granted for fiscal 2000 and 1999 was $1.47 and $0.44, respectively.

     Had compensation cost for Saba's stock compensation plans been determined using the fair value at the grant dates for awards under these plans calculated using the Black-Scholes option pricing model for fiscal 2000 and Minimum Value method for fiscal 1999 and 1998, Saba's historical net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                            PERIOD FROM
                                                                           APRIL 16, 1997
                                                                            (INCEPTION)
                                                         MAY 31,              THROUGH
                                                   --------------------       MAY 31,
                                                     2000        1999           1998
                                                   --------    --------    --------------
Net loss -- pro forma............................  $(54,887)   $(10,857)      $(1,577)
                                                   ========    ========       =======
Net loss per share -- pro forma..................  $  (2.96)   $  (0.84)      $ (0.17)
                                                   ========    ========       =======

The pro forma impact of options on the net loss for fiscal 2000 is not representative of the effects on net income or loss for future years, as future years will include the effects of additional stock option grants.

  Shares of Common Stock Reserved for Future Issuance

     Saba has reserved shares of common stock for issuance as follows at May 31, 2000:

Stock options outstanding................................   7,387,804
Stock options available for future grant.................   6,544,264
Warrants to purchase common stock........................     104,226
                                                           ----------
                                                           14,036,294
                                                           ==========

 9. INCOME TAXES

     There has been no provision for U.S. federal, U.S. state, or foreign income taxes for any period because Saba has incurred operating losses in all periods and for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                                                                MAY 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 13,781    $ 3,610
  Deferred revenue......................................     3,316        676
  Other reserves and accruals...........................     1,992        569
                                                          --------    -------
                                                            19,089      4,855
Valuation allowance.....................................   (19,089)    (4,855)
                                                          --------    -------
Net deferred tax assets.................................  $     --    $    --
                                                          ========    =======

                              SABA SOFTWARE, INC.

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.2 million in fiscal 2000 and $4.3 million in fiscal 1999.

     A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

                                                                   MAY 31,
                                                         ----------------------------
                                                           2000       1999      1998
                                                         --------    -------    -----
U.S. federal taxes (benefit) at statutory rate.........  $(17,693)   $(3,690)   $(534)
Unbenefitted net operating losses......................    12,436      3,671      470
Stock related charges..................................     5,203         --       --
Other..................................................        54         19       64
                                                         --------    -------    -----
Total..................................................  $     --    $    --    $  --
                                                         ========    =======    =====

     As of May 31, 2000, Saba had net operating loss carryforwards for federal income tax purposes of approximately $35.4 million, which expire in fiscal 2012 to 2020. Saba also had net operating loss carryforwards for state income tax purposes of approximately $28.8 million expiring in fiscal 2005. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

10. RETIREMENT PLAN

     Saba has established the Saba Software 401(k) Plan (the "401(k) Plan") under section 401(k) of the Internal Revenue Code covering substantially all of its employees. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings subject to an annual contribution limit. Saba may also make matching contributions equal to a discretionary percentage of the employees' deferral. To date, no matching contributions have been made.

11. SEGMENT INFORMATION

     Saba operates primarily in a single operating segment, providing software and services that connect people to learning over the Internet.

  Geographic Information

     Saba operates in North America, Europe and Asia-Pacific. Approximately 10% of revenues were derived from outside North America in fiscal 2000. In fiscal 1999 and 1998, less than 10% of revenues were derived from outside North America. At May 31, 2000 and 1999, less than 10% of Saba's assets were located outside the United States.

  Major Customers

     For fiscal 2000, no customer accounted for 10% of revenues; for fiscal 1999, three customers accounted for 35%, 20% and 11% of revenues and for fiscal 1998, three customers accounted for 39%, 28% and 20% of revenues.

12. LITIGATION

     Saba is party to various legal disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2000.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2000.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2000.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

                                                                      PAGE
                                                                      ----
        Report of Independent Auditors..............................   33
        Consolidated Balance Sheets.................................   34
        Consolidated Statements of Operations.......................   35
        Consolidated Statements of Stockholders' Equity (Deficit)...   36
        Consolidated Statements of Cash Flows.......................   38
        Notes to Consolidated Financial Statements..................   39

        2. Financial Statement Schedules

        All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

        3. Index to Exhibits

        See Index to Exhibits on page 52.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SABA SOFTWARE, INC.

                                          By:       /s/ BOBBY YAZDANI
                                            ------------------------------------
                                                       Bobby Yazdani
                                               President and Chief Executive
                                                           Officer

Dated: August 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bobby Yazdani, Terry Carlitz and Peter Williams as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----
            /s/ BOBBY YAZDANI                  Chairman of the Board of Director,     August 29, 2000
------------------------------------------   President and Chief Executive Officer
              Bobby Yazdani                      (Principal Executive Officer)

            /s/ TERRY CARLITZ                 Chief Financial Officer and Director    August 29, 2000
------------------------------------------    (Principal Financial and Accounting
              Terry Carlitz                                 Officer)

            /s/ DOUGLAS ALLRED                              Director                  August 29, 2000
------------------------------------------
              Douglas Allred

             /s/ ROBERT COHN                                Director                  August 29, 2000
------------------------------------------
               Robert Cohn

           /s/ JOSEPH COSTELLO                              Director                  August 29, 2000
------------------------------------------
             Joseph Costello

              /s/ JOE KIANI                                 Director                  August 29, 2000
------------------------------------------
                Joe Kiani

            /s/ MICHAEL MORITZ                              Director                  August 29, 2000
------------------------------------------
              Michael Moritz

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DOCUMENT
-------                            --------
 3.1*    Certificate of Incorporation of the Company as in effect
         until April 12, 2000.
 3.2*    Amended and Restated Certificate of Incorporation of the
         Company as effective as of April 12, 2000.
 3.3*    Bylaws of the Company as effective until April 12, 2000.
 3.4*    Amended and Restated Bylaws of the Company as effective as of April 12, 2000.
 4.1     Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
10.1*    Form of Indemnification Agreement between the Company and
         each of its officers and directors.
10.2*    1997 Stock Incentive Plan.
10.3*    Form of 2000 Stock Incentive Plan.
10.4*    Form of 2000 Employee Stock Purchase Plan.
10.5*    Third Amended and Restated Investors' Rights Agreement.
10.6*    Forms of Restricted Stock Purchase Agreements.
10.7*    Lease Agreement dated March 16, 1999 between the Company and
         Westport Joint Venture for the Company's Redwood Shores,
         California headquarters.
10.8*    Stock Purchase and Master Strategic Relationship Agreement
         dated March 31, 2000 between the Company and SingTel
         Ventures (Cayman) Pte Limited.
23.1     Consent of Independent Auditors.
24.1     Power of Attorney. Reference is made to page 51.
27.1     Financial Data Schedule.

---------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1(Registration No. 333-95761).