Form 10-Q
period 2000-08-31
SABA SOFTWARE INC
filed 2000-10-16
CIK 1070380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2000

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


Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On September 30, 2000, 43,929,396 shares of the Company's Common Stock, $.001 par value, were outstanding.


--------------------------------------------------------------------------------
Page 1

                               SABA SOFTWARE, INC.
                                    FORM 10-Q

                         QUARTER ENDED AUGUST 31, 2000


                                      INDEX



                                                                                Page
                                                                                ----

Part I:     Financial Information

     Item 1: Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of August 31, 2000 and
         May 31, 2000

     Condensed Consolidated Statements of Operations for the three months ended
         August 31, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows for the three months ended
         August 31, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk

Part II:    Other Information

     Item 6:  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index



PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
Page 2

                               SABA SOFTWARE, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                                              August 31,       May 31,
                                                                 2000           2000
                                                              ----------      ---------
ASSETS
   Current assets:
        Cash and cash equivalents                             $  47,205       $  74,033
        Short-term investments                                   17,022           4,893
        Accounts receivable, net                                 15,636           9,876
        Prepaid expenses and other current assets                 1,731           1,078
                                                              ---------       ---------
              Total current assets                               81,594          89,880

   Property and equipment, net                                    7,776           6,860
   Other assets                                                     958             965
                                                              ---------       ---------
              Total assets                                    $  90,328       $  97,705
                                                              =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities:
        Accounts payable                                      $   4,266       $   4,906
        Accrued expenses                                         11,667           8,061
        Deferred revenue                                         14,431          10,973
        Current portion of capital lease obligations              1,153             850
                                                               ---------       ---------
               Total current liabilities                         31,517          24,790

    Deferred revenue                                                900           1,125
    Notes payable and other long term liabilities                 1,414           1,036
    Capital lease obligations, less current portion               2,081           2,050
                                                              ---------       ---------
               Total liabilities                                 35,912          29,001

    Stockholders' equity
         Preferred stock                                              -               -
         Common stock                                                44              44
         Additional paid-in capital                             161,122         161,078
         Deferred stock compensation                            (19,540)        (24,541)
         Notes receivable from stockholders                      (1,042)         (1,042)
         Accumulated deficit                                    (85,963)        (66,864)
         Accumulated other comprehensive loss                      (205)             29
                                                              ---------       ---------
               Total stockholders' equity                        54,416          68,704
                                                              ---------       ---------
               Total liabilities and stockholders' equity     $  90,328       $  97,705
                                                              =========       =========

See accompanying notes.

                               SABA SOFTWARE, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                              Three months ended August 31,
                                              -----------------------------
                                                  2000           1999
                                                --------       --------

Revenues:
  License                                       $  4,420       $    668
  Services                                         5,628          1,039
                                                --------       --------
     Total revenues                               10,048          1,707
                                                --------       --------

Cost of revenues:
  Cost of license                                      3              -
  Cost of services                                 4,923            956
                                                --------       --------
     Total cost of revenues                        4,926            956
                                                --------       --------

     Gross profit                                  5,122            751

Operating expenses:
  Research and development                         5,563          3,522
  Sales and marketing                             12,229          3,427
  General and administrative                       2,532            901
  Amortization of deferred stock
      compensation and other stock charges         5,001          1,385
                                                --------       --------
Total operating costs and expenses                25,325          9,235
                                                --------       --------

Loss from operations                             (20,203)        (8,484)
Interest income and other, net                     1,104             48
                                                --------       --------
Net loss                                        $(19,099)      $ (8,436)
                                                ========       ========

Basic and diluted net loss per share            $  (0.46)      $  (0.63)
                                                ========       ========

Shares used in computing basic and
   diluted net loss per share                     41,674         13,427
                                                ========       ========

See accompanying notes.

                               SABA SOFTWARE, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                         Three months ended August 31,
                                                         -----------------------------
                                                             2000           1999
                                                          ----------      --------
Operating activities:
Net loss                                                   $(19,099)      $ (8,436)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                             580            202
      Amortization of deferred stock compensation             5,001          1,385
      Changes in operating assets and liabilities
            Accounts receivable                              (5,994)        (1,516)
            Prepaid expenses and other current assets          (653)            (9)
            Accounts payable                                   (640)           (67)
            Accrued expenses                                  3,606            641
            Deferred revenue                                  3,233          1,520
            Other liabilities                                   378            177
                                                           --------       --------
Net cash used in operating activities                       (13,588)        (6,103)
                                                           --------       --------

Investing activities:
Purchases of short-term investments                         (12,129)             -
Purchases of property and equipment                            (816)          (682)
Increase in other assets                                         (4)            (9)
                                                           --------       --------
Net cash used in investing activities                       (12,949)          (691)
                                                           --------       --------

Financing activities:
Proceeds from issuance of common stock                           44              -
Principal payments under capital lease obligations             (335)           (23)
                                                           --------       --------
Net cash used in financing activities                          (291)           (23)
                                                           --------       --------

Decrease in cash and cash equivalents                       (26,828)        (6,817)
Cash and cash equivalents, beginning of period               74,033         10,384
                                                           --------       --------
Cash and cash equivalents, end of period                   $ 47,205       $  3,567
                                                           ========       ========

Supplemental disclosures of non-cash transactions:
Equipment purchased under capital lease obligations        $    669       $    300
                                                           ========       ========
Warrant issued for purchase of Series C convertible
      preferred stock for financing                        $    -         $    160
                                                           ========       ========

See accompanying notes.

                              SABA SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba, or the Company), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2000 has been prepared from the audited consolidated financial statements of the Company.

        These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of results for the entire fiscal year ending May 31, 2001 or for any future period.

2. BASIC AND DILUTED NET LOSS PER SHARE

        Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

        Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of the Company's initial public offering in April 2000, using the if-converted method.


        The calculations of historical and pro forma basic and diluted net loss per share are as follows (in thousands, except per share amounts):


                                                                 Three months ended August 31,
                                                                 -----------------------------
                                                                      2000           1999
                                                                    --------       --------
HISTORICAL
Net loss                                                            $(19,099)      $ (8,436)
                                                                    ========       ========
Weighted-average shares of common stock outstanding                   43,772         13,558
Weighted-average shares of common stock subject to repurchase         (2,098)          (131)
                                                                    --------       --------
Weighted-average shares of common stock used in
  computing basic and diluted net loss per share                      41,674         13,427
                                                                    ========       ========
Basic and diluted net loss per share                                $  (0.46)      $  (0.63)
                                                                    ========       ========

PRO FORMA
Net loss                                                                           $ (8,436)
                                                                                   ========
Weighted-average shares of common stock
  outstanding used in computing basic and diluted
  net loss per share (from above)                                                    13,427
Adjustment to reflect the effect of the conversion of
  preferred stock from the date of issuance                                          13,943
                                                                                   --------
Weighted-average shares of common stock used in
  computing pro forma basic and diluted net loss per share                           27,370
                                                                                   ========
                                                                                   $  (0.31)
                                                                                   ========

3. OTHER COMPREHENSIVE INCOME

     Saba reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." In fiscal 2000 and for the three months ended August 31, 2000, Saba's components of comprehensive income (loss) consist of net loss and foreign currency translation adjustments. Prior to fiscal 2000, Saba had no material components of other comprehensive income (loss) and, accordingly, net loss was equal to comprehensive loss in all periods.

4. SEGMENT INFORMATION.

        The Company operates primarily in a single operating segment, providing software and services that increase human and business performance through human capital development and management.

  Geographic Information

     Saba operates in North America, Europe and Asia-Pacific. Approximately 13% of revenues were derived from outside North America in the three months ended August 31, 2000 and approximately 10% of revenues were derived from outside North

--------------------------------------------------------------------------------

America in fiscal 2000. At August and May 31, 2000, less than 10% of Saba's assets were located outside North America.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the commercial viability of Saba Learning Exchange; the availability of third-party consulting organizations to perform implementation, consulting and education services; the anticipated growth of the number of our employees; our anticipated expense levels for research and development, sales and marketing, and general and administrative operations; expectations regarding liquidity and adequacy of cash resources; and adequacy of current facilities. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000 for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000.

OVERVIEW

General

        We are a provider of software and services that enable businesses and governments to create and deploy global networks over the Internet that increase human and business performance through human capital development and management. We provide an Internet-based software platform and related services that enable organizations to procure and deliver learning and systematically close knowledge and competency gaps across their extended enterprises. At the same time, we offer learning providers a global marketing and distribution channel. We recently launched the Saba Learning Exchange, an Internet-based, business-to-business learning marketplace.

        We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning Enterprise software application and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Learning Exchange in December 1999. To date, we have not generated significant revenues from the Saba Learning Exchange.

Sources of Revenues and Revenue Recognition

        To date, we have generated revenues primarily from licensing Saba Learning Enterprise and providing related services, including implementation, consulting, support and education. In the future, in addition to such license and services revenues, we intend to pursue transaction-based and other forms of revenues from Saba Learning Exchange.

     Our license agreements generally provide that customers pay a license fee based on a specified number of learners and the type of software modules licensed. Customers can subsequently pay additional license fees to allow additional learners to use previously licensed modules or to license additional modules. Customers that

--------------------------------------------------------------------------------
Page 4
license Saba Learning Enterprise generally enter into one year support agreements pursuant to which they are entitled to receive software upgrades, error corrections and telephone and web-based assistance, usually for a fixed fee.

     Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed fee basis. For fixed-price contracts involving significant professional services, revenues are recognized using the percentage of completion method using the ratio of labor hours incurred to total expected labor hours as the measure of progress towards completion. We also provide professional services on a time and materials basis. We recognize revenues on time and materials contracts as the services are provided.

     We recognize license revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2 and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transitions." Prior to November 30, 1999, we had not established vendor specific objective evidence for support and therefore, recognized revenues from license agreements ratably over the contract period if there was persuasive evidence of an arrangement, the software was delivered, collection was probable, and the fee was fixed or determinable. Subsequent to November 30, 1999 we generally provide for additional software platforms during the initial year of our contracts and therefore, recognize revenue ratably over the initial twelve months beginning upon contract signing. If an acceptance period is required, license revenues are recognized ratably over the term of the contract beginning upon the earlier of customer acceptance or the expiration of the acceptance period. Contract terms typically range from one to four years. We invoice customers for license and support fees in accordance with individual contract terms. Payment terms generally require payment of the license fees and first year support fees from the customer 30 days from the effective date of the contract. For contracts that provide for additional rights beyond the initial delivery date, revenue is recognized ratably over that period.

     If an agreement includes both license and service elements, the license fee is recognized beginning on delivery of the software, provided the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Support revenues are recognized ratably over the term of the support contract, typically one year.


Cost of Revenues

        Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues include the cost of software manuals and documentation, production media and shipping costs. Our cost of services revenues include salaries and related expenses for our professional services organization. Because our cost of services revenues is greater than cost of license revenues, cost of revenues as a percentage of total revenues may fluctuate based on the mix of software and services sold.

Operating Expenses

        Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation.

        We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories include commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The research and development

--------------------------------------------------------------------------------
Page 5
category of operating expense also includes purchased technology. The sales and marketing category of operating expenses also includes sales commissions, and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

        In connection with the granting of stock options to, and restricted stock purchases by, our employees, we had recorded deferred stock compensation totaling approximately $38.4 million as of August 31, 2000. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options or restricted stock. During the three months ended August 31, 2000, we amortized $5.0 million of deferred stock compensation and we had amortized $18.8 million of the $38.4 million recorded. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

History of Losses

        We have incurred significant losses and negative cash flows from operations since our inception. As of August 31, 2000, we had an accumulated deficit of $86.0 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to continue to incur significantly greater operating expenses. We also expect to incur substantial non-cash expenses relating to stock based compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

        We had 505 full-time employees at August 31, 2000. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

Limited Operating History

        We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets, such as human capital development and management and electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

Revenues

        Total revenues increased to $10.0 million for the three months ended August 31, 2000 from $1.7 million for the three months ended August 31, 1999. The growth in revenues year-over-year reflects our relatively early stage of development and is primarily attributable to our expanding sales force. We do not expect revenues to increase at the same rate in the future. During the three months ended August 31, 2000 and 1999, no customer represented more than 10% of our revenues.

--------------------------------------------------------------------------------

        License revenues increased to $4.4 million, or 44% of total revenues, for the three months ended August 31, 2000, from $668,000, or 39% of total revenues, for the three months ended August 31, 1999. The increase in the amount of license revenues is primarily attributable to an increase in sales of licenses to new customers resulting from increased headcount in our sales force.

        Services revenues increased to $5.6 million, or 56% of total revenues, for the three months ended August 31, 2000, from $1.0 million or 61% of total revenues, for the three months ended August 31, 1999. The increase in the dollar amount of services revenues is primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to support services sold to our new customers.

        Deferred license and services revenues reflected on our consolidated balance sheet were $15.3 million at August 31, 2000 as compared to $12.1 million at May 31, 2000.

        The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

        Total cost of revenues increased to $4.9 million for the three months ended August 31, 2000, from $956,000 for the three months ended August 31, 1999. To date, our cost of software license revenues has been insignificant. The increase in the amount of cost of revenues is primarily attributable to the hiring of additional employees to support increased customer demand for our implementation and consulting services. Cost of services revenues represented 87% of services revenues for the three months ended August 31, 2000 and 92% of services revenues for the three months ended August 31, 1999. The decrease in the cost of services as a percentage of services revenues is primarily attributable to improved utilization rates of new employees as they complete required training on Saba products and implementation methodologies.

Operating Expenses

        Research and development. Research and development expenses increased to $5.6 million for the three months ended August 31, 2000, from $3.5 million for the three months ended August 31, 1999. The increase is primarily attributable to increases in the number of employees engaged in research and development. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we anticipate that research and development expenses will continue to increase in absolute dollars as a result of our internal product development efforts.

        Sales and marketing. Sales and marketing expenses increased to $12.2 million for the three months ended August 31, 2000, from $3.4 million for the three months ended August 31, 1999. This increase is primarily attributable to increases in the number of employees in our sales and marketing organizations, and related costs, such as increased sales commissions and costs associated with the establishment of sales offices in additional domestic and international locations. We anticipate that the amount of sales and marketing expenses will continue to increase in absolute dollars due to the planned growth of our sales force and to expected additional increases in advertising and marketing programs and other promotional and branding activities.

        General and administrative. General and administrative expenses increased to $2.5 million for the three months ended August 31, 2000, from $901,000 for the three months ended August 31, 1999. The increase is primarily attributable to increases in the number of executive, finance and administrative employees from August 31, 1999 to August 31, 2000. The increases were also attributable to an increase in the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as we add personnel to support the expansion of our operations and incur additional

--------------------------------------------------------------------------------
expenses related to the anticipated growth of our business, both domestically and internationally.

        Amortization of deferred stock compensation. During the three months ended August 31, 2000, we did not record any deferred stock compensation with respect to shares issued in such period. During the three months ended August 31, 2000, we recorded deferred stock amortization of $5.0 million.

        Interest income and other, net. Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $1.1 million for the three months ended August 31, 2000, from $48,000 for the three months ended August 31, 1999. The increase is attributable primarily to interest income from average invested cash balances, partially offset by interest expense related to equipment loans, the proceeds of which were used to purchase computer equipment, leasehold improvements, software and office furniture and equipment.

        Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our software products and services. Therefore, our quarterly operating results are likely to be particularly affected by the number of customers licensing our software products during any quarter as well as sales and marketing, research and development and other expenses for a particular period. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall. We anticipate that our sales will continue to have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it very difficult to predict revenues between quarters, and our operating results may vary significantly.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $119.8 million through August 31, 2000, equipment leases and other debt. As of August 31, 2000, we had outstanding equipment leases and notes payable of $3.2 million, $47.2 million of cash and cash equivalents and $17.0 million of short-term investments.

        Cash used in operating activities was $13.6 million during the three months ended August 31, 2000 and $6.1 million during the three months ended August 31,

--------------------------------------------------------------------------------

1999. The cash used during these periods was primarily attributable to net losses of $19.1 million and $8.4 million offset by $5.0 million and $1.4 million of amortization of deferred stock compensation during the three months ended August 31, 2000 and 1999, respectively.

        Cash used in investing activities during the three months ended August 31, 2000 and 1999 comprised primarily investments in property and equipment and for the three months ended August 31, 2000, included $12.1 million in purchases of short-term investments. Investments in property and equipment, excluding equipment acquired under capital leases, were $816,000 during the three months ended August 31, 2000 and $682,000 during the three months ended August 31, 1999.

        Cash used in financing activities was $291,000 during the three months ended August 31, 2000 and $23,000 for the three months ended August 31, 1999, resulting primarily from payments on capital lease obligations.

        At August 31, 2000, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". We are required to adopt SFAS No. 133, as amended, for the year ending May 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. We may, however, as our foreign operations increase, hedge our exposure to foreign currency risk in the future.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenues. We believe that SAB No. 101 does not have any material effect on our accounting practices or financial results.


--------------------------------------------------------------------------------

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 had no impact on our financial condition or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES

     We were founded in April 1997, shipped our first products in April 1998 and began to operate Saba Learning Exchange in December 1999. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

     - risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales cycle;

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

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

     We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have increased continuously on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise and providing related services. Over the longer term, we expect to derive revenues from Saba Learning Exchange, which is based on an evolving and unproven business model. Moreover, we also expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash expenses relating to the amortization of deferred compensation that will contribute to our net losses. As of August 31, 2000, we had an aggregate of $19.5 million of deferred stock compensation to be amortized. As a result of all of the foregoing, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

FLUCTUATIONS OF OUR RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES


--------------------------------------------------------------------------------

     Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. We plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH

     The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer's decision to purchase our products and services requires the commitment to increase human and business performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer's budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources.
Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A DECLINE IN THE PRICE OF, OR DEMAND FOR, OUR MAIN PRODUCT SABA LEARNING ENTERPRISE OR OUR RELATED SERVICE OFFERINGS, WOULD SERIOUSLY HARM OUR REVENUES AND OPERATING MARGINS

     Saba Learning Enterprise and related services accounted for substantially all of our revenues in fiscal 2000 and in the three months ended August 31, 2000. We anticipate that revenues from our Saba Learning Enterprise and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise or failure to achieve broad market acceptance, would seriously harm our business.

OUR STRATEGY OF ESTABLISHING SABA LEARNING EXCHANGE IS UNPROVEN AND MAY NOT BE SUCCESSFUL

     We need to more fully establish and enhance Saba Learning Exchange, where


--------------------------------------------------------------------------------
organizations and learning providers can transact business and collaborate. Our success depends on a significant number of organizations implementing Saba Learning Enterprise and conducting business with learning providers over the Internet through Saba Learning Exchange. If this business strategy is flawed, or if we are unable to execute it effectively, our revenues will be seriously harmed. We began operating Saba Learning Exchange in December 1999. Accordingly, we have limited experience developing and operating Saba Learning Exchange. To date, only a limited number of learning providers and organizations are connected to Saba Learning Exchange. It is possible that we, together with the organizations and learning providers who comprise this exchange, will not be able to effectively operate this exchange, both in terms of technical performance as well as commercial viability. It is possible that an insufficient number of organizations and/or learning providers will join and remain in Saba Learning Exchange, and that we will be unable to generate significant revenues from Saba Learning Exchange. Unless a critical mass of organizations and learning providers join Saba Learning Exchange, our solutions may not achieve widespread market acceptance and our business would be seriously harmed. To date, we have not generated significant revenues from Saba Learning Exchange.

THE FAILURE TO MAINTAIN OUR RELATIONSHIP WITH CURRENT AND FUTURE CUSTOMERS COULD REDUCE THE VIABILITY OF OUR SABA LEARNING EXCHANGE

     Because many of our Saba Learning Enterprise customers are Global 2000 organizations, a relatively small number of these organizations account for a substantial portion of the learners on the Saba platform. In addition, the quantity of learning offerings made available by our learning providers through Saba Learning Exchange varies significantly. The concentration of learners within these organizations and learning offerings offered by these key learning providers exposes us to the risk that the loss of even a small number of organizations or learning providers could reduce the viability of Saba Learning Exchange. This would substantially hinder our ability to generate revenues from Saba Learning Exchange and Saba Learning Enterprise.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS AND ACHIEVE OUR OBJECTIVES

     We believe our future success will depend upon our ability to retain our key management personnel including Bobby Yazdani, our Chief Executive Officer. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from 40 employees at May 31, 1998 to 140 employees at May 31, 1999, 462 employees at May 31, 2000 and 505 employees at August 31, 2000. In addition, we intend to hire a significant number of employees in the future. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

     - improve existing and implement new operational, financial and management controls, reporting systems and procedures;


--------------------------------------------------------------------------------

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

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

     The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

     - companies that operate Internet-based marketplaces for the sale of on-line and off-line learning;

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

IF WE ARE UNABLE TO MANAGE THE COMPLEXITY OF CONDUCTING BUSINESS GLOBALLY, OUR INTERNATIONAL REVENUES MAY SUFFER

     International revenues accounted for 10% of our revenues in fiscal 2000 and 13% of our revenues in the three months ended August 31, 2000. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

     - changes in regulatory requirements and tariffs;

--------------------------------------------------------------------------------

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

     We might not successfully market, sell or distribute our software products and services in foreign markets and we cannot be certain that one or more of such factors will not materially adversely affect our future international operations, and consequently, our business and future growth.

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


--------------------------------------------------------------------------------
Page 14

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

     In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE, WE MUST CONTINUALLY ENHANCE OUR PRODUCTS AND SERVICES

     We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and


--------------------------------------------------------------------------------
functionality not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenues and expand our business.

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

     Our success depends upon our proprietary technology. We rely primarily on


--------------------------------------------------------------------------------
copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed eight provisional patent applications in the U.S. We cannot assure you that any formal or approved patent applications will result from these provisional applications, that any patents issued will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK-UP SYSTEM, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS

     We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day to day operation of Saba Learning Exchange and our application service provider offerings. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for our losses that could occur.

WE OUTSOURCE THE MANAGEMENT AND MAINTENANCE OF SABA LEARNING EXCHANGE TO THIRD PARTIES AND WILL DEPEND UPON THEM TO PROVIDE ADEQUATE MANAGEMENT AND MAINTENANCE SERVICES

     We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host Saba Learning Exchange and applications for customers who purchase our solutions on a subscription basis or license our solutions and desire to obtain hosting services for such solutions. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers' Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

WE MAY NOT BE ABLE TO SECURE NECESSARY FUNDING IN THE FUTURE

     We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to expand sales and marketing activities, fund research and development, fund continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our


--------------------------------------------------------------------------------
products and services, take advantage of future opportunities or respond to competitive pressures.

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

CERTAIN EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER SABA TO THE DETRIMENT OF MINORITY STOCKHOLDERS

     As of September 15, 2000, our executive officers, directors and principal stockholders (i.e., greater than 5% stockholders) together beneficially owned approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

OUR BUSINESS MIGHT BE HARMED IF THE SYSTEMS WE USE ARE NOT YEAR 2000 COMPLIANT OR IF OUR CUSTOMERS OR POTENTIAL CUSTOMERS ALTER THEIR PURCHASING PATTERNS AS A RESULT OF THE YEAR 2000 PROBLEM


--------------------------------------------------------------------------------

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

FINANCIAL RESULTS FOR ANY PARTICULAR PERIOD WILL NOT PREDICT RESULTS FOR FUTURE PERIODS

     Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, we are subject to employer payroll taxes, both domestic and foreign, when our employees exercise their non-qualified stock options. These taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these taxes could be material. These taxes are recorded as a charge to operations in the period


--------------------------------------------------------------------------------
such options are exercised based on actual gains realized by employees. In addition, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict the future price of our common stock and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations regarding Qualitative and Quantitative Disclosures about Market Risk.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

EXHIBIT
NUMBER                             DOCUMENT
-------                            --------
27.1     Financial Data Schedule.

        (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

--------------------------------------------------------------------------------
Page 20

October 16, 2000                            SABA SOFTWARE, INC.


                                            By /s/ BOBBY YAZDANI
                                               --------------------------------
                                               Bobby Yazdani
                                               Chief Executive Officer,
                                               President and Chairman of the
                                               Board of Directors



                                            By /s/ TERRY CARLITZ
                                               ---------------------------------
                                               Terry Carlitz
                                               Chief Financial Officer and
                                               Director (Principal Accounting
                                               Officer)

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DOCUMENT
-------                            --------
27.1     Financial Data Schedule.