Form 10-Q
period 2000-11-30
SABA SOFTWARE INC
filed 2001-01-16
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

0-19395
(Commission File number)

SABA SOFTWARE, INC.
(Exact Name of Company as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3267638 (I.R.S. Employer Identification No.)

2400 Bridge Parkway, Redwood Shores, CA (Address of principal executive offices)	94065-1166 (Zip Code)

(650) 696-3840
(Company’s telephone number, including area code)

             Indicate by check mark whether the company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             On December 31, 2000, 44,329,980 shares of Saba’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2000
INDEX

Part II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Securities Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES	22

EXHIBIT INDEX	23

PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	November 30, 2000	May 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$26,637	$74,033
Short-term investments	21,342	4,893
Accounts receivable, net	26,460	9,876
Prepaid expenses and other current assets	1,891	1,078

Total current assets	76,330	89,880
Property and equipment, net	8,016	6,860
Other assets	1,006	965

Total assets	$85,352	$97,705

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,674	$4,906
Accrued expenses	15,068	8,061
Deferred revenue	19,972	10,973
Current portion of capital lease obligations	1,329	850

Total current liabilities	40,043	24,790

Deferred revenue	843	1,125
Notes payable and other long-term liabilities	1,544	1,036
Capital lease obligations, less current portion	2,018	2,050

Total liabilities	44,448	29,001

Stockholders’ equity:
Preferred stock	—	—
Common stock	45	44
Additional paid-in capital	161,407	161,078
Deferred stock compensation	(14,993)	(24,541)
Notes receivable from stockholders	(904)	(1,042)
Accumulated deficit	(104,130)	(66,864)
Accumulated other comprehensive income (loss)	(521)	29

Total stockholders’ equity	40,904	68,704

Total liabilities and stockholders’ equity	$85,352	$97,705

See accompanying notes.

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,

	2000	1999	2000	1999

Revenues:
License	$5,708	$1,252	$10,128	$1,920
Services	7,315	2,245	12,943	3,284

Total revenues	13,023	3,497	23,071	5,204

Cost of revenues:
Cost of license	5	—	8	—
Cost of services	5,553	1,772	10,476	2,728

Total cost of revenues	5,558	1,772	10,484	2,728

Gross profit	7,465	1,725	12,587	2,476
Operating expenses:
Research and development	5,445	2,724	11,008	6,246
Sales and marketing	13,848	5,133	26,077	8,560
General and administrative	2,556	1,091	5,088	1,992
Amortization of deferred stock compensation and other stock charges	4,547	2,126	9,548	3,511

Total operating costs and expenses	26,396	11,074	51,721	20,309

Loss from operations	(18,931)	(9,349)	(39,134)	(17,833)
Interest income and other, net	764	108	1,868	156

Net loss	$(18,167)	$(9,241)	$(37,266)	$(17,677)

Basic and diluted net loss per share	$(0.43)	$(0.63)	$(0.89)	$(1.26)

Shares used in computing basic and diluted net loss per share	42,119	14,564	41,915	13,996

See accompanying notes.

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended November 30,

	2000	1999

Operating activities:
Net loss	$(37,266)	$(17,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,255	494
Amortization of deferred stock compensation	9,548	3,511
Changes in operating assets and liabilities
Accounts receivable	(17,173)	(4,942)
Prepaid expenses and other current assets	(813)	(38)
Accounts payable	(1,232)	1,321
Accrued expenses	7,007	1,555
Deferred revenue	8,717	5,675
Other liabilities	508	—

Net cash used in operating activities	(29,449)	(10,101)

Investing activities:
Purchases of investments	(16,410)	—
Purchases of property and equipment	(1,317)	(1,379)
Increase in other assets	(59)	—

Net cash used in investing activities	(17,786)	(1,379)

Financing activities:
Proceeds from issuance of preferred stock	—	30,081
Proceeds from issuance of common stock	330	457
Collections on notes receivable from stockholders	138	—
Principal payments under capital lease obligations	(629)	(52)

Net cash (used in) provided by financing activities	(161)	30,486

(Decrease) increase in cash and cash equivalents	(47,396)	19,006
Cash and cash equivalents, beginning of period	74,033	10,384

Cash and cash equivalents, end of period	$26,637	$29,390

Supplemental disclosures of non-cash transactions:
Equipment purchased under capital lease obligations	$1,076	$1,014

Common stock issued for notes receivable from stockholders	$—	$493

Warrant issued for purchase of preferred stock for financing	$—	$160

See accompanying notes.

SABA SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba, us or we), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2000 has been prepared from Saba’s audited consolidated financial statements.

             These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000 and our unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2000. The results of operations for the three and six months ended November 30, 2000 are not necessarily indicative of results for the entire fiscal year ending May 31, 2001 or for any future period.

2.   Basic and Diluted Net Loss Per Share

             Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

             Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of our initial public offering in April 2000, using the if-converted method.

             The calculations of historical and pro forma basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,

	2000	1999	2000	1999

Historical
Net loss	$(18,167)	$(9,241)	$(37,266)	$(17,677)

Weighted-average shares of common stock outstanding	44,020	16,045	43,896	14,802
Weighted-average shares of common stock subject to repurchase	(1,901)	(1,481)	(1,981)	(806)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	42,119	14,564	41,915	13,996

Basic and diluted net loss per share	$(0.43)	$(0.63)	$(0.89)	$(1.26)

Pro forma
Net loss		$(9,241)		$(17,677)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share (from above)		14,564		13,996
Adjustment to reflect the effect of the conversion of preferred stock from the date of issuance		15,181		14,562

Weighted-average shares of common stock used in computing pro forma basic and diluted net loss per share		29,745		28,558

		$(0.31)		$(0.62)

3.   Other Comprehensive Loss

             Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” In fiscal 2000 and for the three months ended August 31, 2000, Saba’s components of comprehensive loss consist of net loss and foreign currency translation adjustments. For the three months ended November 30, 2000, Saba’s components of comprehensive loss consist of net loss, foreign currency translation adjustments and unrealized gain on available-for-sale securities. Prior to fiscal 2000, Saba had no material components of other comprehensive loss and, accordingly, net loss was equal to comprehensive loss in all periods.

             The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,

	2000	1999	2000	1999

Net loss	$(18,167)	$(9,241)	$(37,266)	$(17,677)
Unrealized gain on investments	39	—	39	—
Foreign currency translation losses	(355)	—	(589)	—

Comprehensive loss	$(18,483)	$(9,241)	$(37,816)	$(17,677)

4.   Segment Information

             Saba operates primarily in a single operating segment, providing software and services that increase human and business performance through human capital development and management.

  Geographic Information

             Saba operates in North America, Europe and Asia-Pacific. Approximately 17% and 15% of revenues were derived from outside North America in the three and six months ended November 30, 2000, respectively. In fiscal 2000, approximately 10% of revenues were derived outside North America. At November 30, 2000 and 1999, less than 10% of Saba’s assets were located outside North America.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The statements contained in this Report on Form 10-Q that are not purely historical in nature are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. Such forward-looking statements include, but are not limited to, statements regarding revenues from Saba Learning Exchange; expected operating expenses, non-cash expenses and losses; the expansion of our business, operations and personnel; the non-sustainability of prior growth rates; research and development, sales and marketing, and general and administrative expenses; the length of our sales cycles; the sufficiency of our cash resources and credit facilities and our ability to raise additional funds; the lack of a material impact of SFAS No. 133 on us; our ability to hedge exposure to foreign currency risk; the concentration of our revenues from Saba Learning Enterprise; our release of enhanced and improved versions of our products and services; the use of our cash resources and credit facilities; and our intent to pursue acquisitions. These forward-looking statements involve risks and uncertainties including, but not limited to, the commercial viability of Saba Learning Exchange; our limited operating history; changes in our sales cycle; demand and pricing of our products and services; the effectiveness of and our ability to execute our business strategy; customer retention; personnel recruitment and retention; our ability to manage growth; competitive products and services; the complexities of conducting business globally; the acceptance, use and improvement of the Internet; Internet security; government regulation; technological change; our ability to release enhanced versions of our products; product defects; infringement of third party rights; ability to enforce proprietary rights; natural or technical disasters; our dependence on third parties; access to capital; acquisition challenges; and year 2000 problems. Actual results could differ materially from those projected in any forward-looking statements as a result of these risks and uncertainties, or for the reasons detailed below under the caption “Factors That May Affect Future Operating Results,” in other sections of this Report on Form 10-Q, and in our reports on Forms 10-Q, 8-K and 10-K as filed with the Securities and Exchange Commission from time to time. All forward-looking statements included in this Report on Form  10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

             The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000 and our unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2000.

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

             We recognize license revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2 and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Prior to November 30, 1999, we had not established vendor specific objective evidence for support and therefore, recognized revenues from license agreements ratably over the contract period if there was persuasive evidence of an arrangement, the software was delivered, collection was probable, and the fee was fixed or determinable. Subsequent to November 30, 1999, we generally provide for additional software platforms during the initial term of our contracts and therefore, recognize revenue ratably over the initial term, generally twelve months, beginning upon contract signing. We invoice customers for license and support fees in accordance with individual contract terms. Payment terms generally require payment of the license fees and first year support fees from the customer 30 days from the effective date of the contract. For contracts that provide for additional rights beyond the initial delivery date, revenue is recognized ratably over that period.

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

  Cost of Revenues

             Our cost of revenues include cost of our license revenues and cost of our services revenues. Our cost of license revenues include the cost of software manuals and documentation, production media and shipping costs. Our cost of services revenues include salaries and related expenses for our professional services organization. Because our cost of services revenues is greater than cost of license revenues, cost of revenues as a percentage of total revenues may fluctuate based on the mix of software and services sold.

  Operating Expenses

             Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation.

             We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories include commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The research and development category of operating expense also includes purchased technology. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes administrative and professional services fees.

             In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $38.4 million as of November 30, 2000. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options or restricted stock. During the three and six months ended November 30, 2000, we amortized $4.5 million and $9.5 million, respectively, of deferred stock compensation and we had cumulatively amortized $23.4 million of the $38.4  million recorded. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

  History of Losses

             We have incurred significant losses and negative cash flows from operations since our inception. As of November 30, 2000, we had an accumulated deficit of $104.1 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to continue to incur significantly greater operating expenses. We also expect to incur substantial non-cash expenses relating to stock based compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

             We had 531 full-time employees at November 30, 2000. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

  Limited Operating History

             We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early state of development, particularly companies in new and rapidly evolving markets, such as human capital development and management, electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

Results Of Operations
Three And Six Months Ended November 30, 2000 And 1999

  Revenues

             Total revenues increased to $13.0 million for the three months ended November 30, 2000 from $3.5 million for the three months ended November 30, 1999. For the six months ended November 30, 2000, revenues increased to $23.1 million from $5.2 million for the six months ended November 30, 1999. The growth in revenues year-over-year reflects our relatively early stage of development and is primarily attributable to our expanding sales force. We do not expect revenues to increase at the same rate in the future. During the three and six months ended November 30, 2000 and 1999, no customer represented more than 10% of our revenues.

             License revenues increased to $5.7 million, or 44% of total revenues, for the three months ended November 30, 2000, from $1.3 million, or 36% of total revenues, for the three months ended November 30, 1999. For the six months ended November 30, 2000, license revenues increased to $10.1 million from $1.9 million for the six months ended November 30, 1999. The increases in the dollar amounts of license revenues in both the three- and six-month periods are primarily attributable to increases in sales of licenses to new customers resulting from increased headcount in our sales force.

             Services revenues increased to $7.3 million, or 56% of total revenues, for the three months ended November 30, 2000, from $2.2 million or 64% of total revenues, for the three months ended November 30, 1999. For the six months ended November 30, 2000, services revenues increased to $12.9 million from $3.3 million for the six months ended November 30, 1999. The increases in the dollar amounts of services revenues are primarily attributable to increased implementation and billable consulting headcount providing services in connection with increased license sales and to support services sold to our new customers.

             Deferred license and services revenues reflected on our consolidated balance sheet were $20.8 million at November 30, 2000 as compared to $12.1 million at May 31, 2000.

             The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

  Cost of Revenues

             Total cost of revenues increased to $5.6 million for the three months ended November 30, 2000, from $1.8 million for the three months ended November 30, 1999. For the six months ended November 30, 2000, total cost of revenues increased to $10.5 million from $2.7 million for the six months ended November 30, 1999. To date, our cost of software license revenues has been insignificant. The increases in the amounts of cost of revenues are primarily attributable to the hiring of additional employees to support increased customer demand for our implementation, consulting and support services. Cost of services revenues represented 76% of services revenues for the three months ended November 30, 2000 and 79% of services revenues for the three months ended November 30, 1999. For the six months ended November 30, 2000, cost of services revenues represented 81% of services revenues and 83% of services revenues for the six months ended November 30, 1999. The decreases in the cost of services as a percentage of services revenues is primarily attributable to improved utilization rates of new employees as they complete required training on Saba products and implementation methodologies and an increased blended rate per hour on sales of services to our customers.

  Operating Expenses

             Research and development. Research and development expenses increased to $5.4 million for the three months ended November 30, 2000, from $2.7 million for the three months ended November 30, 1999. For the six months ended November 30, 2000, research and development expenses increased to $11.0 million from $6.2 million for the six months ended November 30, 1999. The increases are primarily attributable to increases in the number of employees engaged in research and development. To date, all software development costs have been expensed in the period incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives, and we anticipate that research and development expenses will continue to increase in absolute dollars as a result of our internal product development efforts.

             Sales and marketing. Sales and marketing expenses increased to $13.8 million for the three months ended November 30, 2000 from $5.1 million for the three months ended November 30, 1999. For the six months ended November 30, 2000, sales and marketing expenses increased to $26.1 million from $8.6 million for the six months ended November 30, 1999. These increases are primarily attributable to our Saba marketing brand launch and campaign and increases in the number of employees in our sales and marketing organizations and related costs, such as increased sales commissions and costs associated with the establishment of sales offices in additional domestic and international locations. We anticipate that the amount of sales and marketing expenses will continue to increase in absolute dollars due to the planned growth of our sales force and to expected additional increases in advertising and marketing programs and other promotional and branding activities.

             General and administrative. General and administrative expenses increased to $2.6 million for the three months ended November 30, 2000 from $1.1 million for the three months ended November 30, 1999. For the six months ended November 30, 2000, general and administrative expenses increased to $5.1 million from $2.0 million for the six months ended November 30, 1999. The increases are primarily attributable to increases in the number of executive, finance and administrative employees, as well as increases in allowances for doubtful accounts and the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees. We expect that the absolute dollar amount of general and administrative expenses will continue to increase in future periods as we add personnel to support the expansion of our operations and incur additional expenses related to the anticipated growth of our business, both domestically and internationally.

             Amortization of deferred stock compensation. During the three and six months ended November 30, 2000, we recorded deferred stock amortization of $4.5 million and $9.5 million, respectively. During the three and six months ended November 30, 1999, we recorded deferred stock amortization of $2.1 million and $3.5 million, respectively.

             Interest income and other, net. Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $764,000 for the three months ended November 30, 2000, from $108,000 for the three months ended November 30, 1999. For the six months ended November 30, 2000, interest income and other, net increased to $1.9 million from $156,000 for the six months ended November 30, 1999. These increases are attributable primarily to interest income from average invested cash balances, partially offset by interest expense related to equipment loans, the proceeds of which were used to purchase computer equipment, leasehold improvements, software and office furniture and equipment.

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

             Other factors that could affect our quarterly operating results include those described below and under the caption “Factors That May Affect Future Operating Results.”

    dependence of our revenues on a small number of large orders;
    our ability to attract new customers;
    any changes in revenue recognition policies and provisions and interpretations of these provisions;

    our ability to license additional products to current customers;
    the announcement or introduction of new products or services by us or our competitors; or changes in the pricing of our products and services or those of our competitors;
    variability in the mix of our products and services revenues in any quarter;
    technical difficulties or service interruptions of our computer network systems or the Internet generally; and
    the amount and timing of operating costs and capital expenses relating to expansion of our business.

Liquidity and Capital Resources

             Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $120.3 million through November 30, 2000, equipment leases and other debt. As of November 30, 2000, we had outstanding equipment leases of $3.3 million and $48.0 million of cash, cash equivalents and investments.

             Cash used in operating activities was $29.4 million during the six months ended November 30, 2000 and $10.1 million during the six months ended November 30, 1999. The cash used during these periods was primarily attributable to net losses of $37.3 million and $17.7 million offset by $9.5 million and $3.5 million of amortization of deferred stock compensation during the six months ended November 30, 2000 and 1999, respectively. Also contributing to the use of cash in operations were increases in accounts receivable of $17.2 million and $4.9 million offset by increases in deferred revenue of $8.7 million and $5.7 million during the six months ended November 30, 2000 and 1999, respectively.

             Cash used in investing activities during the six months ended November 30, 2000 and 1999 were comprised primarily of investments in property and equipment and for the six months ended November 30, 2000, included $16.4 million in net purchases of investments. Investments in property and equipment, excluding equipment acquired under capital leases, were $1.3 million during the six months ended November 30, 2000 and $1.4 million during the six months ended November 30, 1999.

             Cash used in financing activities was $161,000 during the six months ended November 30, 2000 resulting primarily from payments on capital lease obligations, offset by proceeds from issuances of common stock and collections on notes receivable from stockholders. Cash provided by financing activities was $30.5 million during the six months ended November 30, 1999, resulting primarily from net proceeds from the sale of preferred stock.

             At November 30, 2000, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

Market and Currency Risk

             We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. Such factors include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Canadian

Dollars, Euros, French Francs and German Marks. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

             Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

             Our investments are made in accordance with an investment policy approved by our Board of Directors. At November 30, 2000, the average maturity of our investment securities was approximately three months. All investment securities had maturities of less than two years. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

             All investments in the table below are carried at market value, which approximates cost. The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio as of November 20, 2000. (in thousands, except percentages)

	Stated Maturity

	One Year Or Less	More Than One Year

Available-for-sale securities	$46,260	$999
Weighted average interest rate	6.72%	6.64%

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We are required to adopt SFAS No. 133, as amended, for the fiscal year ending May 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. We may, however, as our foreign operations increase, hedge our exposure to foreign currency risk in the future.

             In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 regarding recognition, presentation and disclosure of revenues. In March 2000, the SEC issued SAB 101A “Amendment: Revenue Recognition in Financial Statements,” which delays implementation of SAB 101 until our second quarter of fiscal 2001. In June 2000, the SEC issued SAB 101B “Second Amendment: Revenue Recognition in Financial Statements,” which delays the implementation of SAB 101 until our fourth quarter of fiscal 2001. We adopted SAB 101 in the first quarter of fiscal 2001 and it did not have any material effect on our accounting practices or financial results.

             In March 2000, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF 00-2, “Accounting for Web Site Development Costs”. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We adopted EITF 00-2 and it has not had any material effect on our accounting practices or financial results.

             In March 2000, the EITF reached a consensus on EITF 00-3, “Application of AICPA Statement of Position (SOP) 97-2 to Arrangements that Include the Right to Use Software on Another Entity’s Hardware”. EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and, if so, when delivery of the software occurs and how the vendor’s hosting obligation impacts revenue recognition. We adopted this EITF and it has not had a material impact on our results of operations.

             In March 2000, the FASB issued Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1,

2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 had no impact on our financial condition or results of operations.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

             We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have increased continuously on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise and providing related services. Over the longer term, we expect to derive revenues from Saba Learning Exchange, which is based on an evolving and unproven business model. Moreover, we also expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash expenses relating to the amortization of deferred compensation that will contribute to our net losses. As of November 30, 2000, we had an aggregate of $15.0 million of deferred stock compensation to be amortized. As a result of all of the foregoing, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

Our Lengthy Sales Cycle Could Cause Delays in Revenue Growth

             The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase human and business performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A Decline in the Price of, or Demand for, Our Main Product Saba Learning Enterprise or Our Related Service Offerings, Would Seriously Harm Our Revenues and Operating Margins

             Saba Learning Enterprise and related services accounted for substantially all of our revenues in fiscal 2000 and in the six months ended November 30, 2000. We anticipate that revenues from our Saba Learning Enterprise and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise or failure to achieve broad market acceptance, would seriously harm our business.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

             We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from 40 employees at May 31, 1998 to 140 employees at May 31, 1999, 462 employees at May 31, 2000 and 531 employees at November 30, 2000. In addition, we intend to hire a significant number of employees in the future. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

    improve existing and implement new operational, financial and management controls, reporting systems and procedures;
    install enhanced management information systems; and
    hire, train, retain, motivate and manage our employees.

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
    Internet portals that offer learning content;
    companies that market and license training management systems;
    enterprise software vendors that offer human resources information systems training modules; and
    potential customers’ internal development efforts.

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

If We Are Unable to Manage the Complexity of Conducting Business Globally, Our International Revenues May Suffer

             International revenues accounted for 10% of our revenues in fiscal 2000 and 15% of our revenues in the six months ended November 30, 2000. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

    changes in regulatory requirements and tariffs;
    language barriers;
    difficulties in staffing and managing foreign operations;
    longer payment cycles and greater difficulty in collecting accounts receivable;
    reduced protection of intellectual property rights;
    potentially harmful tax consequences;
    fluctuating exchange rates;
    price controls and other restrictions on foreign currency;
    difficulties in obtaining import and export licenses;
    the burden of complying with a variety of foreign laws; and
    political or economic constraints on international trade or instability.

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

A Failure to Expand and Improve the Infrastructure of the Internet Could Constrain the Functionality of Our Products and Services and Thus Limit Our Revenues

             The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet infrastructure may not be able to support this growth and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of our products and services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by, and depends upon, the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depends upon improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered, and our business may suffer.

A Breach of Internet Commerce Security Measures Could Reduce Demand for Our Products and Services

             A requirement of the continued growth of Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of Saba Learning Exchange or our customers’ networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenues. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on Saba Learning Exchange or within our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

    user privacy;
    taxation;
    content;
    right to access personal data;
    copyrights;
    distribution; and
    characteristics and quality of services.

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

We Outsource the Management and Maintenance of Saba Learning Exchange to Third Parties and Will Depend Upon Them to Provide Adequate Management and Maintenance Services

             We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host Saba Learning Exchange and applications for customers who purchase our solutions on a subscription basis or license our solutions and desire to obtain hosting services for such solutions. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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
    the diversion of management’s attention from other business concerns;
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
    quarterly variations in our results of operations or those of our competitors;
    changes in earnings estimates or recommendations by securities analysts that may follow our stock;
    developments in our industry; and
    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Financial Results for any Particular Period Will not Predict Results for Future Periods

             Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, we are subject to employer payroll taxes, both domestic and foreign, when our employees exercise their non-qualified stock options. These taxes are assessed on each employee’s gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these taxes could be material. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition, we receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict the future price of our common stock and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

             Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Qualitative and Quantitative Disclosures about Market Risk.

PART II    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

             Saba held its annual meeting of stockholders in Redwood Shores, California on November 9, 2000. Of the 43,955,385 shares outstanding as of the record date, 30,472,089 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

1.	Election of Directors. To elect two Class I directors to serve until the 2001 annual meeting of stockholders, two Class II directors to serve until the 2002 annual meeting of stockholders, and three Class III directors to serve until the 2003 annual meeting of stockholders or until their respective successors have been elected or appointed. The results of the vote on this action were as follows:

	For	Against	Withheld

Class I
Robert Cohn	30,461,421	10,668	0
Joe Kiani	30,462,971	9,118	0

Class II
Terry Carlitz	30,459,171	12,918	0
Joseph Costello	30,462,971	9,118	0

Class III
Douglas Allred	30,462,721	9,368	0
Michael Moritz	30,462,971	9,118	0
Bobby Yazdani	30,462,771	9,318	0
2.	Ratification of the Appointment of Independent Auditors. To ratify the appointment by the board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending May 31, 2001. The results of the vote on this action were as follows:

For	Against	Withheld

30,467,782	1,490	2,817

Item 5.   Other Information

             On October 16, 2000, Sebastian Grady became the President and Chief Operating Officer of Saba. Bobby Yazdani remains the Chief Executive Officer and Chairman of the Board.

Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits

Exhibit Number	Description

27.1	Financial Data Schedule

             (b)   Reports on Form 8-K:

               None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Saba has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 16, 2001		SABA SOFTWARE, INC.
	By	/s/ BOBBY YAZDANI

Bobby Yazdani Chief Executive Officer and Chairman of the Board of Directors

By	/s/ TERRY CARLITZ

Terry Carlitz Chief Financial Officer and Director (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

27.1	Financial Data Schedule.