Form 10-Q
period 2001-02-28
SABA SOFTWARE INC
filed 2001-04-16
CIK 1070380

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                                     0-19395
                            (Commission File number)

                                 --------------

                               SABA SOFTWARE, INC.
               (Exact Name of Company as Specified in Its Charter)

                                 --------------

                  DELAWARE                                   94-3267638
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

           2400 BRIDGE PARKWAY,
            REDWOOD SHORES, CA                                94065-1166
 Address of principal executive offices)                      (Zip Code)

                                 (650) 696-3840
                (Company's telephone number, including area code)

       Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       On March 31, 2001, 44,993,153 shares of the Company's Common Stock, $.001 par value, were outstanding.

================================================================================

                               SABA SOFTWARE, INC.
                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 28, 2001
                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)..........................................................   1
           Condensed Consolidated Balance Sheets as of February 28, 2001 and
             May 31, 2000............................................................................   1

           Condensed Consolidated Statements of Operations for the three and nine months ended
             February 28, 2001 and February 29, 2000.................................................   2

           Condensed Consolidated Statements of Cash Flows for the nine months ended
             February 28, 2001 and February 29, 2000.................................................   3

           Notes to Condensed Consolidated Financial Statements......................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................................   5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................   21

PART II.   OTHER INFORMATION
Item 4     Submission of Matters to a Vote of Securities Holders                                        22
Item 5     Other Information                                                                            22
Item 6.    Exhibits and Reports on Form 8-K..........................................................   22


SIGNATURES...........................................................................................   23

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SABA SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              FEBRUARY 28,      MAY 31,
                                                                  2001           2000
                                                              ------------    ---------
                             ASSETS
Current assets:
   Cash and cash equivalents .............................     $  19,768      $  74,033
   Short-term investments ................................        24,226          4,893
   Accounts receivable, net ..............................        18,541          9,876
   Prepaid expenses and other current assets .............         1,327          1,078
                                                               ---------      ---------
       Total current assets ..............................        63,862         89,880
Property and equipment, net ..............................         8,221          6,860
Other assets .............................................         1,076            965
                                                               ---------      ---------
       Total assets ......................................     $  73,159      $  97,705
                                                               =========      =========

                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................     $   3,510      $   4,906
   Accrued expenses ......................................        14,806          8,061
   Deferred revenue ......................................        16,677         10,973
   Current portion of capital lease obligations ..........         1,561            850
                                                               ---------      ---------
       Total current liabilities .........................        36,554         24,790

Deferred revenue .........................................           741          1,125
Notes payable and other long-term liabilities ............         1,658          1,036
Capital lease obligations, less current portion ..........         2,099          2,050
                                                               ---------      ---------
       Total liabilities .................................        41,052         29,001

Stockholders' equity
     Preferred stock .....................................            --             --
     Common stock ........................................            45             44
     Additional paid-in capital ..........................       163,790        161,078
     Deferred stock compensation .........................       (11,720)       (24,541)
     Notes receivable from stockholders ..................          (860)        (1,042)
     Accumulated deficit .................................      (119,208)       (66,864)
     Accumulated other comprehensive income ..............            60             29
                                                               ---------      ---------
       Total stockholders' equity ........................        32,107         68,704
                                                               ---------      ---------
       Total liabilities and stockholders' equity ........     $  73,159      $  97,705
                                                               =========      =========


                             See accompanying notes.

                               SABA SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         -----------------------------     -----------------------------
                                                         FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                             2001            2000              2001              2000
                                                         ------------     ------------     ------------     ------------
Revenues:
   License ........................................        $  6,896         $  2,600         $ 17,024         $  4,520
   Services .......................................           7,627            2,602           20,570            5,886
                                                           --------         --------         --------         --------
       Total revenues .............................          14,523            5,202           37,594           10,406
                                                           --------         --------         --------         --------

Cost of revenues:
   Cost of license ................................              12               --               20               --
   Cost of services ...............................           5,674            2,493           16,150            5,221
                                                           --------         --------         --------         --------
       Total cost of revenues .....................           5,686            2,493           16,170            5,221
                                                           --------         --------         --------         --------
       Gross profit ...............................           8,837            2,709           21,424            5,185

Operating expenses:
   Research and development .......................           4,534            4,093           15,542           10,339
   Sales and marketing ............................          13,973            8,371           40,050           16,931
   General and administrative .....................           2,541            1,534            7,629            3,526
   Amortization of deferred stock compensation and
     other stock charges ..........................           3,273            5,024           12,821            8,535
                                                           --------         --------         --------         --------
Total operating costs and expenses ................          24,321           19,022           76,042           39,331
                                                           --------         --------         --------         --------
Loss from operations ..............................         (15,484)         (16,313)         (54,618)         (34,146)
Interest income and other, net ....................             406              238            2,274              394
                                                           --------         --------         --------         --------
Net loss ..........................................        $(15,078)        $(16,075)        $(52,344)        $(33,752)
                                                           ========         ========         ========         ========

Basic and diluted net loss per share ..............        $  (0.35)        $  (1.04)        $  (1.24)        $  (2.33)
                                                           ========         ========         ========         ========
Shares used in computing basic and diluted net loss
   per share ......................................          42,863           15,521           42,243           14,504
                                                           ========         ========         ========         ========


                             See accompanying notes.

                               SABA SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                 ------------     ------------
                                                                                 FEBRUARY 28,     FEBRUARY 29,
                                                                                     2001             2000
                                                                                 ------------     ------------
Operating activities:
Net loss ..................................................................        $(52,344)        $(33,752)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ......................................           2,029              645
       Amortization of deferred stock compensation ........................          12,821            8,078
       Issuance of common stock for services ..............................              --              457
       Loss on disposal of assets .........................................              --               19
       Changes in operating assets and liabilities
           Accounts receivable ............................................          (8,677)          (5,060)
           Prepaid expenses and other current assets ......................            (249)            (918)
           Accounts payable ...............................................          (1,396)           2,195
           Accrued expenses ...............................................           6,745            2,599
           Deferred revenue ...............................................           5,320            9,195
           Other liabilities ..............................................             622              609
                                                                                   --------         --------
Net cash used in operating activities .....................................         (35,129)         (15,933)
                                                                                   --------         --------

Investing activities:
Purchases of available-for-sale short-term investments ....................         (35,382)              --
Maturities and sales of available-for-sale short-term investments .........          16,092               --
Purchases of property and equipment .......................................          (1,624)          (1,147)
Increase in other assets ..................................................            (140)            (560)
                                                                                   --------         --------
Net cash used in investing activities .....................................         (21,054)          (1,707)
                                                                                   --------         --------

Financing activities:
Proceeds from issuance of preferred stock .................................              --           30,081
Proceeds from issuance of common stock ....................................           2,713            1,281
Proceeds from issuance of treasury stock ..................................              --               11
Collections on notes receivable from stockholders .........................             182               39
Principal payments under capital lease obligations ........................            (977)            (206)
                                                                                   --------         --------
Net cash provided by financing activities .................................           1,918           31,206
Effect of exchange rate changes on cash ...................................              --               11
                                                                                   --------         --------
(Decrease) increase in cash and cash equivalents ..........................         (54,265)          13,577
Cash and cash equivalents, beginning of period ............................          74,033           10,384
                                                                                   --------         --------
Cash and cash equivalents, end of period ..................................          19,768           23,961
                                                                                   --------         --------
Short-term investments, end of period .....................................          24,226               --
                                                                                   ========         ========
Total cash, cash equivalents and short-term investments, end of period ....        $ 43,994         $ 23,961
                                                                                   ========         ========

Supplemental disclosures of non-cash transactions:
Equipment purchased under capital lease obligations .......................        $  1,737         $  2,858
                                                                                   ========         ========
Common stock issued for notes receivable from stockholders ................        $     --         $    722
                                                                                   ========         ========
Warrant issued for purchase of preferred stock for financing ..............        $     --         $    160
                                                                                   ========         ========

                             See accompanying notes.

                               SABA SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba, us or we), and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2000 has been prepared from Saba's audited consolidated financial statements.

         These unaudited condensed consolidated financial statements should be read in conjunction with Saba's audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000 and our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2000 and on January 16, 2001. The results of operations for the three and nine months ended February 28, 2001 are not necessarily indicative of results for the entire fiscal year ending May 31, 2001 or for any future period.

2. BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

         Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of our initial public offering in April 2000.

         The calculations of historical and pro forma basic and diluted net loss per share are as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               -------------------------- --------------------------
                                                               FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,  FEBRUARY 29,
                                                                   2001         2000          2001          2000
                                                               ------------  -----------  ------------  ------------
HISTORICAL
Net loss...................................................      $ (15,078)   $ (16,075)   $ (52,344)    $ (33,752)
                                                                 =========    =========    =========     =========
Weighted-average shares of common stock outstanding........         44,604       17,935       44,144        15,846
Weighted-average shares of common stock subject
   to repurchase...........................................         (1,741)      (2,414)      (1,901)       (1,342)
                                                                 ---------    ---------    ---------     ---------
Weighted-average shares of common stock used in
   computing basic and diluted net loss per share..........         42,863       15,521        42,243       14,504
                                                                 =========    =========    =========     =========
Basic and diluted net loss per share.......................      $   (0.35)   $   (1.04)   $    (1.24)   $   (2.33)
                                                                 =========    =========    =========     =========

PRO FORMA
Net loss...................................................                   $ (16,075)                 $ (33,752)
                                                                              =========                  =========
Weighted-average shares of common stock outstanding
   used in computing basic and diluted net loss per share
   (from above)............................................                      15,521                     14,504
Adjustment to reflect the effect of the conversion of
   preferred stock from the date of issuance...............                      19,568                     16,231
                                                                              ---------                  ---------
Weighted-average shares of common stock used in computing
   pro forma basic and diluted net loss per share.........                       35,089                     30,735
                                                                              =========                  =========
Pro forma basic and diluted net loss per share............                    $   (0.46)                 $   (1.10)
                                                                              =========                  =========

3. OTHER COMPREHENSIVE INCOME (LOSS)

         Saba reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." In fiscal 2000, Saba's components of comprehensive loss consist of net loss and foreign currency translation adjustments. For the three and nine months ended February 28, 2001, Saba's components of comprehensive loss consist of net loss, foreign currency translation adjustments and net unrealized gain on available-for-sale securities.

         The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                            ---------------------------   ---------------------------
                                            FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                2001           2000          2001            2000
                                            ------------   ------------   ------------   ------------
Net loss ...............................      $(15,078)      $(16,075)      $(52,344)      $(33,752)
Foreign currency translation gain (loss)           577             11            (12)            11
Unrealized gain on investments .........             4             --             43             --
                                              --------       --------       --------       --------
Comprehensive loss .....................      $ (14,49)      $(16,064)      $(52,313)      $(33,741)
                                              ========       ========       ========       ========

4. SEGMENT INFORMATION

         Saba operates primarily in a single operating segment, providing software and services that increase human and business performance through human capital development and management.

         Geographic Information

         Saba operates in North America, Europe and Asia-Pacific. Approximately 31% and 21% of revenues were derived from outside North America in the three and nine months ended February 28, 2001, respectively. In the three and nine months ended February 29, 2000, less than 10% of revenues were derived outside North America. At February 28, 2001, 14% of Saba's assets were located outside North America as compared to less than 10% at February 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. Such forward-looking statements include, but are not limited to, statements regarding revenues from the Saba Learning Exchange; expected operating expenses, non-cash expenses and losses; reduction in operating expenses in response to economic conditions; the expansion of our business, operations and personnel; the United States economy; the non-sustainability of prior growth rates, research and development, sales and marketing, and general and administrative expenses; the length of our sales cycles; the sufficiency of our cash resources and credit facilities and our ability to raise additional funds; the lack of a material impact of SFAS No. 133 on us; our ability to hedge exposure to foreign currency risks; the concentration of our revenues from Saba Learning Enterprise; our release of enhanced and improved versions of our products and services; the use of our cash resources and credit facilities; and our intent to pursue acquisitions. These forward-looking statements involve risks and uncertainties including, but not limited to, the commercial viability of Saba Learning Exchange; our limited operating history; the severity and duration of the downturn in the United States economy; changes in the sales cycle; demand and pricing of our products and services; the effectiveness of and our ability to execute our business strategy; customer retention; personnel recruitment and retention; our ability to manage growth; competitive products and services; the complexities of conducting business globally; the acceptance, use and improvement of the Internet; Internet security; government regulation; technological change; our ability to release enhanced versions of our products; product defects; infringement of third party rights; ability to enforce proprietary rights; natural or technical disasters; our dependence on third parties; access to capital; acquisition challenges; and year 2000 problems. Actual results could differ materially from those projected in any forward-looking statements as a result of these risks and uncertainties, or for the reasons detailed below under the caption "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q, and in our reports on Form 10-Q, 8-K and 10-K as filed with the Securities and Exchange Commission from time to time. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

         The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2000 and our unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on October 16, 2000 and on January 16, 2001.

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

         We recognize license revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Prior to November 30, 1999, we had not established vendor-specific objective evidence of fair value for support and therefore, recognized revenues from license agreements ratably over the contract period if there was persuasive evidence of an arrangement, the software was delivered, collection was probable, and the fee was fixed or determinable. Subsequent to November 30, 1999 we generally provide for additional software platforms during the initial term of our contracts and therefore, recognize revenue ratably over the initial term, generally twelve months, beginning upon contract signing. We invoice customers for license and support fees in accordance with individual contract terms. Payment terms generally require payment of the license fees and first year support fees 30 days from the effective date of the contract. For contracts that provide for additional rights beyond the initial delivery date, revenue is recognized ratably over that period.

         If an agreement includes both license and service elements, the license fee is recognized beginning on delivery of the software. Support revenues are recognized ratably over the term of the support contract, typically one year.

         Cost of Revenues

         Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues includes the cost of software manuals and documentation, production media and shipping costs. Our cost of services revenues includes salaries and related expenses for our professional services organization. Because our cost of services revenues is greater than cost of license revenues, cost of revenues as a percentage of total revenues will fluctuate based on the mix of software and services sold.

         Operating Expenses

         Our operating expenses are classified into three general operational categories: research and development, sales and marketing and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock related charges.

         We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcount. The research and development category of operating expense also includes purchased technology. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for uncollectible accounts receivable and administrative and professional services fees.

         In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $38.4 million as of February 28, 2001. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the stock options or restricted stock. During the three and nine months ended February 28, 2001, we amortized $3.3 million and $12.8 million, respectively, of deferred stock compensation and we had cumulatively amortized $26.7 million of the $38.4 million recorded. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

         History of Losses

         We have incurred significant losses and negative cash flows from operations since our inception. As of February 28, 2001, we had an accumulated deficit of $119.2 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. Although we may attempt from time to time to reduce operating expenses in response to the downturns in the United States economy, we generally expect to incur significantly greater operating expenses. We also expect to incur substantial non-cash expenses relating to stock based compensation. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

         We had 535 full-time employees at February 28, 2001. We intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will also increase our operating expenses in the foreseeable future.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         Revenues

         Total revenues increased to $14.5 million for the three months ended February 28, 2001 from $5.2 million for the three months ended February 29, 2000. For the nine months ended February 28, 2001, revenues increased to $37.6 million from $10.4 million for the nine months ended February 29, 2000. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to our expanding sales force and increased average first year contract value. We do not expect revenues to increase at the same rate in the future. During the three and nine months ended February 28, 2001 and February 29, 2000, no customer represented more than 10% of our revenues.

         License revenues increased to $6.9 million, or 47% of total revenues, for the three months ended February 28, 2001, from $2.6 million, or 50% of total revenues, for the three months ended February 29, 2000. For the nine months ended February 28, 2001, license revenues increased to $17.0 million from $4.5 million for the nine months ended February 29, 2000. The increases in the dollar amounts of license revenues in both the three- and nine-month periods are primarily attributable to increases in sales of licenses to new customers resulting from increased headcount in our sales force.

         Services revenues increased to $7.6 million, or 53% of total revenues, for the three months ended February 28, 2001, from $2.6 million or 50% of total revenues, for the three months ended February 29, 2000. For the nine months ended February 28, 2001, services revenues increased to $20.6 million from $5.9 million for the nine months ended February 29, 2000. The increases in the dollar amounts of services revenues are primarily attributable to increased implementation and billable consulting headcount providing services in connection with increased license sales and support services sold to our new customers.

         Deferred license and services revenues reflected on our consolidated balance sheet were $17.4 million at February 28, 2001 as compared to $12.1 million at May 31, 2000. Our consolidated balance sheet at February 28, 2001 reflects a reduction in our accounts receivable, and a corresponding reduction in our deferred revenue, of $3.5 million of uncollectible deferred revenue from signed contracts. Because we generally recognize license revenues ratably over the initial term of our contracts, the reduction did not have any impact on our results of operations as such amounts were not yet recognized into revenue.

         The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

         We have seen a rapid and increasingly severe downturn in the United States economy during the second and third quarters of fiscal 2001. While we expect this economic downturn to continue well into the fourth quarter of fiscal 2001, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

         Cost of Revenues

         Total cost of revenues increased to $5.7 million for the three months ended February 28, 2001, from $2.5 million for the three months ended February 29, 2000. For the nine months ended February 28, 2001, total cost of revenues increased to $16.2 million from $5.2 million for the nine months ended February 29, 2000. To date, our cost of software license revenues has been insignificant. The increases in the amounts of cost of revenues are primarily attributable to the hiring of additional employees to support increased customer demand for our implementation, consulting and support services. Cost of services revenues represented 74% of services revenues for the three months ended February 28, 2001 and 96% of services revenues for the three months ended February 29, 2000. For the nine months ended February 28, 2001, cost of services revenues represented 79% of services revenues and 89% of services revenues for the nine months ended February 29, 2000. The decreases in the cost of services as a percentage of services revenues is primarily attributable to improved utilization rates of new employees as they complete required training on Saba products and implementation methodologies and an increased blended rate per hour on sales of services to our customers.

         Operating Expenses

         Research and development. Research and development expenses increased to $4.5 million for the three months ended February 28, 2001, from $4.1 million for the three months ended February 29, 2000. For the nine months ended February 28, 2001, research and development expenses increased to $15.5 million from $10.3 million for the nine months ended February 29, 2000. The increases are primarily attributable to increases in the number of employees engaged in research and development. To date, all software development costs have been expensed in the period incurred.

         Sales and marketing. Sales and marketing expenses increased to $14.0 million for the three months ended February 28, 2001 from $8.4 million for the three months ended February 29, 2000. For the nine months ended February 28, 2001, sales and marketing expenses increased to $40.1 million from $16.9 million for the nine months ended February 29, 2000. These increases are primarily attributable to our Saba marketing brand launch and campaign and increases in the number of employees in our sales and marketing organizations and related costs, such as increased sales commissions and costs associated with the establishment of sales offices in additional domestic and international locations.

         General and administrative. General and administrative expenses increased to $2.5 million for the three months ended February 28, 2001 from $1.5 million for the three months ended February 29, 2000. For the nine months ended February 28, 2001, general and administrative expenses increased to $7.6 million from $3.5 million for the nine months ended February 29, 2000. The increases are primarily attributable to increases in the number of executive, finance and administrative employees, as well as increases in allowances for doubtful accounts and the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees.

         Amortization of deferred stock compensation. During the three and nine months ended February 28, 2001, we recorded deferred stock amortization of $3.3 million and $12.8 million, respectively. During the three and nine months ended February 29, 2000, we recorded deferred stock amortization of $5.0 million and $8.5 million, respectively.

         Interest income and other, net. Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $406,000 for the three months ended February 28, 2001, from $238,000 for the three months ended February 29, 2000. For the nine months ended February 28, 2001, interest income and other, net increased to $2.3 million from $394,000 for the nine months ended February 29, 2000. These increases are attributable primarily to interest income from average invested cash balances, partially offset by interest expense related to equipment loans, the proceeds of which were used to purchase computer equipment, leasehold improvements, software and office furniture and equipment.

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

         o dependence of our revenues on a small number of large orders;

         o our ability to attract new customers;

         o any changes in revenue recognition policies and provisions and interpretations of these provisions;

         o our ability to license additional products to current customers;

         o the announcement or introduction of new products or services by us or our competitors;

         o changes in the pricing of our products and services or those of our competitors;

         o variability in the mix of our products and services revenues in any quarter;

         o technical difficulties or service interruptions of our computer network systems or the Internet generally; and

         o the amount and timing of operating costs and capital expenses relating to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $122.7 million through February 28, 2001, equipment leases and other debt. As of February 28, 2001, we had outstanding equipment leases of $3.7 million and $44.0 million of cash, cash equivalents and investments.

         Cash used in operating activities was $35.1 million during the nine months ended February 28, 2001 and $15.9 million during the nine months ended February 29, 2000. The cash used during these periods was primarily attributable to net losses of $52.3 million and $33.8 million offset by $12.8 million and $8.1 million of amortization of deferred stock compensation during the nine months ended February 28, 2001 and February 29, 2000, respectively. Also contributing to the use of cash in operations were increases in accounts receivable of $8.7 million and $5.1 million offset by increases in deferred revenue of $5.3 million and $9.2 million and accrued expenses of $6.7 million and $2.6 million during the nine months ended February 28, 2001 and February 29, 2000, respectively.

         Cash used in investing activities during the nine months ended February 28, 2001 and February 29, 2000 were comprised primarily of investments in property and equipment and for the nine months ended February 28, 2001, included $19.3 million in net purchases of investments. Investments in property and equipment, excluding equipment acquired under capital leases, were $1.6 million during the nine months ended February 28, 2001 and $1.1 million during the nine months ended February 29, 2000.

         Cash provided by financing activities was $1.9 million during the nine months ended February 28, 2001 resulting primarily from proceeds from issuances of common stock in connection with Saba's Employee Stock Purchase Plan and collections on notes receivable from stockholders, partially offset by payments on capital lease obligations. Cash provided by financing activities was $31.2 million during the nine months ended February 29, 2000, resulting primarily from net proceeds from the issuance of preferred stock.

         At February 28, 2001, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

         Our investments are made in accordance with an investment policy approved by our Board of Directors. At February 28, 2001, the average maturity of our investment securities was approximately three months. All investment securities had maturities of less than two years. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

         All investments are carried at market value, which approximates cost. At February 28, 2001, 100% of our investments were considered available for sale securities and had maturities of one year or less. The weighted average interest rate of our portfolio was 6.29% at February 28, 2001.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 regarding recognition, presentation and disclosure of revenues. In March 2000, the SEC issued SAB 101A "Amendment:
Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until our second quarter of fiscal 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until our fourth quarter of fiscal 2001. We adopted SAB 101 in the first quarter of fiscal 2001 and it did not have any material effect on our accounting practices or financial results.

         In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs", EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We adopted EITF 00-2 and it has not had any material effect on our accounting practices or financial results.

         In March 2000, the EITF reached a consensus on EITF 00-3, "Application of AICPA Statement of Position (SOP) 97-2 to Arrangements that Include the Right to Use Software on Another Entity's Hardware". EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and, if so, when delivery of the software occurs and how the vendor's hosting obligation impacts revenue recognition. We adopted this EITF and it has not had a material impact on our results of operations.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 has not had any material effect on our financial condition or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES

         We were founded in April 1997, shipped our first products in April 1998 and began to operate Saba Learning Exchange in December 1999. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

         o risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales cycle;

         o risks associated with our dependence on Saba Learning Enterprise and related services for substantially all of our revenues for the foreseeable future;

         o risks that our strategy of establishing Saba Learning Exchange may not be successful; and

         o risks that fluctuations in our quarterly operating results will be significant relative to our revenues.

         These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY

         We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have increased continuously on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise and providing related services. Over the longer term, we expect to derive revenues from Saba Learning Exchange, which is based on an evolving and unproven business model. Moreover, although we may attempt from time to time to reduce operating expenses in response to downturns in the United States economy, we generally expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to incur substantial non-cash expenses relating to the amortization of deferred compensation that will contribute to our net losses. As of February 28, 2001, we had an aggregate of $11.7 million of deferred stock compensation to be amortized. As a result of all of the foregoing, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

FLUCTUATIONS OF OUR RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES

         Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. Although we may attempt from time to time to reduce operating expenses in response to downturns in the United States economy, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

         Saba Learning Enterprise and related services accounted for substantially all of our revenues during fiscal 2000 and during the nine months ended February 28, 2001. We anticipate that revenues from our Saba Learning Enterprise and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise or failure to achieve broad market acceptance, would seriously harm our business.

WE ARE EXPOSED TO RECENT UNFAVORABLE ECONOMIC CONDITIONS

         We have seen a rapid and increasingly severe downturn in the United States economy during the second and third quarters of fiscal 2001. While we expect this economic downturn to continue well into the fourth quarter of fiscal 2001, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial conditions.

OUR STRATEGY OF ESTABLISHING SABA LEARNING EXCHANGE IS UNPROVEN AND MAY NOT BE SUCCESSFUL

         We need to more fully establish and enhance Saba Learning Exchange, where organizations and learning providers can transact business and collaborate. Our success depends on a significant number of organizations implementing Saba Learning Enterprise and conducting business with learning providers over the Internet through

Saba Learning Exchange. If this business strategy is flawed, or if we are unable to execute it effectively, our revenues may be seriously harmed. We began operating Saba Learning Exchange in December 1999. Accordingly, we have limited experience developing and operating Saba Learning Exchange. To date, only a limited number of learning providers and organizations are connected to Saba Learning Exchange. It is possible that we, together with the organizations and learning providers who comprise this exchange, will not be able to effectively operate this exchange, both in terms of technical performance as well as commercial viability. It is possible that an insufficient number of organizations and/or learning providers will join and remain in Saba Learning Exchange, and that we will be unable to generate significant revenues from Saba Learning Exchange. Unless a critical mass of organizations and learning providers join Saba Learning Exchange, our solutions may not achieve widespread market acceptance and our business would be seriously harmed. To date, we have not generated significant revenues from Saba Learning Exchange.

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

         We believe our future success will depend upon our ability to retain our key management personnel including Bobby Yazdani, our Chief Executive Officer. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future. Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical, sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

         We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from 40 employees at May 31, 1998 to 140 employees at May 31, 1999, 462 employees at May 31, 2000 and 535 employees at February 28, 2001. In addition, we intend to hire a significant number of employees in the future. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

         o improve existing and implement new operational, financial and management controls, reporting systems and procedures;

         o    install enhanced management information systems; and

         o    hire, train, retain, motivate and manage our employees.

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

INTENSE COMPETITION IN OUR TARGET MARKET COULD IMPAIR OUR ABILITY TO GROW AND TO ACHIEVE PROFITABILITY

       The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

         o companies that operate Internet-based marketplaces for the sale of on-line and off-line learning;

         o companies that operate Internet-based marketplaces for the sale of goods and services that may decide to evolve their marketplaces to include learning offerings;

         o    Internet portals that offer learning content;

         o    companies that market and license training management systems;

         o enterprise software vendors that offer human resources information systems training modules; and

         o    potential customers' internal development efforts.

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

IF WE ARE UNABLE TO MANAGE THE COMPLEXITY OF CONDUCTING BUSINESS GLOBALLY, OUR INTERNATIONAL REVENUES MAY SUFFER

         International revenues accounted for less than 10% of our revenues in the three and nine months ended February 29, 2000, 31% of our revenues in the three months ended February 28, 2001 and 21% of our revenues in the nine months ended February 28, 2001. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

         o    changes in regulatory requirements and tariffs;

         o    language barriers;

         o    difficulties in staffing and managing foreign operations;

         o longer payment cycles and greater difficulty in collecting accounts receivable;

         o    reduced protection of intellectual property rights;

         o    potentially harmful tax consequences;

         o    fluctuating exchange rates;

         o    price controls and other restrictions on foreign currency;

         o    difficulties in obtaining import and export licenses;

         o    the burden of complying with a variety of foreign laws; and

         o political or economic constraints on international trade or instability.

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

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

         o    user privacy;

         o    taxation;

         o    content;

         o    right to access personal data;

         o    copyrights;

         o    distribution; and

         o    characteristics and quality of services.

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

         Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed seven patent applications in the U.S. We cannot assure you that any patents will be issued or, if issued, such patents will protect our intellectual property or not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

WE INTEND TO PURSUE ACQUISITIONS, AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF WE FAIL TO ADEQUATELY INTEGRATE ACQUIRED BUSINESSES

         As part of our overall business strategy, we intend to pursue acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt or amortization of expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business. In addition, acquisitions involve numerous risks, including:

         o difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

         o the diversion of management's attention from other business concerns;

         o risks of entering markets in which we have no or limited prior experience; and

         o    the potential loss of key employees of the acquired company.

OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY

         The market price for our common stock may be affected by a number of factors, including those described above and the following:

         o the announcement of new products and services or product and service enhancements by us or our competitors;

         o quarterly variations in our results of operations or those of our competitors;

         o changes in earnings estimates or recommendations by securities analysts that may follow our stock;

         o    developments in our industry; and

         o general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

         In addition, the stock market in general, and the Nasdaq National Market and technologies companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. Class-action litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources.

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

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 16, 2001                           SABA SOFTWARE, INC.

                                         By  /s/ Bobby Yazdani
                                             -------------------------------
                                             Bobby Yazdani
                                             Chief Executive Officer,
                                             President and Chairman of the
                                             Board of Directors


                                         By  /s/ Terry Carlitz
                                             -------------------------------
                                             Terry Carlitz
                                             Chief Financial Officer and
                                             Director (Principal Accounting
                                             Officer)