Form 10-K405
period 2001-05-31
SABA SOFTWARE INC
filed 2001-08-29
CIK 1070380

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission file number: 000-30221

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3267638 (I.R.S. Employer Identification Number)
2400 Bridge Parkway Redwood Shores, California (Address of Principal Executive Offices)	94065-1166 (Zip Code)

(650) 696-3840
(Registrant's Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2001 was approximately $313,959,887 (based on a closing sale price of $12.85 per share as reported for the NASDAQ National Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of July 31, 2001 was 46,283,703.

Documents Incorporated by Reference

   Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, all text under the heading "Business—Strategy," statements regarding the increase of the number of Internet users worldwide, the growth of business-to-business electronic commerce, the ability of Saba Exchange to attract a growing number of organizations and experts and the network effect resulting therefrom, the ability of our Advisory Board and Global Customer Advisory Board to assist us in gaining broad market acceptance and to enhance our marketing capabilities, (ii) in Item 2, the statement regarding the adequacy of our existing facilities to meet anticipated needs, (iii) in Item 3, the statement regarding the non-materiality of the liability of claims arising in the ordinary course of business, (iv) in Item 5, the statement regarding payment of cash dividends in the future, (v) in Item 7, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock-based compensation and amortization of purchased intangible assets and deferred compensation, growth of our operations and personnel, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhances applications and services, impact of SFAS No. 133, and the significance of Saba Learning Enterprise Edition and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Forms 10-Q and 8-K.

ITEM 1: BUSINESS

Overview

    We are a leading provider of human capital development and management infrastructure software and services. Our Internet-based software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their "extended enterprise" of employees, customers, partners and suppliers.

    Our offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. Human capital development and management solutions help to identify what people know and are capable of doing with their knowledge; identify where and how to enhance the capacity to add value to the organization; and identify ways to maximize the value that is created through increasing the capacity to contribute. The Saba solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes. Organizations implementing our solutions can automate competency targeting and assessment, development planning, learning and knowledge content creation and delivery, resource allocation, performance management and reporting. This breadth of functionality allows organizations that use our solutions to address a wide range of business challenges, including:

  •
  Accelerate responsiveness to changing business needs. "We are rolling out twenty new products every month; how can I get my channel distributors up to speed faster, so they can sell greater volumes and still protect my brand?"

  •
  Quickly build competencies. "My greatest margins come from selling to national accounts; how do I develop the skills and capabilities across my enterprise to leverage the Fortune 500 relationships we have in multiple geographies?"

  •
  Enhance customer satisfaction and loyalty. "Somewhere in our enterprise or network of partners there are people with the expertise to solve this critical technical problem for our customers; how can I find the people with the right knowledge when it is needed?"

  •
  Improve recruitment and retention. "The pivotal job in our enterprise that drives all growth is brand manager; how do I provide people in this role with professional growth to increase retention of the best performers?"

  •
  Align disparate business units. "I can reduce costs another 10% if my suppliers better understand the specifications of the new engine we are building; how do I most efficiently train the engineers of the three enterprises filling the parts orders?"

  •
  Ensure regulatory compliance. "We have beaten every other airline in on-time departures which has boosted our customer satisfaction; how do I ensure that my baggage handlers remain in compliance with FAA regulations now that they are loading more suitcases, faster?"

    Our Saba Learning product (which is generally available) and Saba Performance product (currently in limited release) are offered on either a license or hosted basis primarily to large organizations, including Global 2000 and government organizations. In addition, our learning solutions are made available on an application service provider, or ASP, basis to these organizations as well as middle-market organizations. Each of these offerings provides access to the Saba Exchange, a business-to-business exchange for formal and informal learning and knowledge content. The Saba Exchange is designed to enable enterprises and learning providers to buy and sell learning and knowledge content and to promote informal learning and collaboration within communities of practice.

    Our customers include a wide spectrum of large, global organizations in the automotive, communications, computers and electronics, consumer package goods, energy, financial services, government, manufacturing, medical equipment, pharmaceutical, professional services, software and transportation industries. Of the companies on the Fortune 500, three of the top five are our customers, as well as all of the "Big 3" automakers and three of the "Big 5" consulting firms. In the public sector, our customers include Army University Access Online, the Federal Law Enforcement Training Center, several branches of the U.S. Government, and organizations serving the governments of Norway, The Netherlands and Scotland. Additional significant customers include 3Com, Anheuser- Busch, Automatic Data Processing, Inc., Cisco Systems, Continental Airlines, Duke Energy, EDS, EMC Corp., General Electric, Medtronic, Procter & Gamble, Schlumberger, Sprint, Standard Chartered Bank, Sun Microsystems, Telecom Italia and VERITAS Software.

    We were incorporated in Delaware in April 1997. Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number at this location is (650) 696-3840.

Industry Background

Traditional Development and Management Solutions

    Organizations face an increasingly competitive environment driven by rapid and constant change, globalization, and technological advancements. To remain competitive, organizations must continually work on improving the knowledge and competencies not only of their employees, but also of their customers, partners and suppliers. By focusing on the development and management of the people that comprise their extended enterprise, organizations can improve performance by, among other things, increasing productivity, reducing the time and expense associated with bringing new products and services to market, and maintaining and demonstrating regulatory compliance, as well as improving customer satisfaction and loyalty.

    The American Society for Training and Development (ASTD) estimates that the training budget of U.S. enterprises was approximately $62.5 billion in 1999. Further, International Data Corporation (IDC) estimates that the e-Learning segment of this is projected to reach over $11 billion by 2003. We believe that the worldwide budget for training and performance management systems for businesses, as well as for governments, is significantly higher. Despite the focus and spending on learning and performance, many businesses struggle to realize significant strategic benefits from investments in these areas due to the significant shortcomings of traditional learning and performance management solutions. Most of the learning and performance management solutions offered today, which include multiple, disparate systems developed in-house and third-party systems intended for back-office use, as well as manual, paper-based systems, have a number of shortcomings. These solutions typically:

  •
  Are unable to identify and systematically suggest learning interventions to close knowledge and competency gaps. Most organizations today lack the systems to identify and assess knowledge and competency gaps across their extended enterprise. They have limited ability to identify and offer appropriate learning to address each individual's needs, track performance improvement at the individual level or across a department or organization, and generate associated management reports that effectively measure the return on their learning and performance management investment.

  •
  Are incapable of effectively aligning goals at the individual, department and organization level. Most enterprises use a manual process consisting of completing paper-based forms that are filed away but never actively used. Thus, connecting this process with objective data—input from a customer satisfaction survey or quota performance data—requires manual correlation and synchronization, increasing the likelihood of error. Additionally, such manual processes make it nearly impossible to track and generate reports for goal attainment and performance improvement at the individual, department or organization level, limiting the ability of management to take proactive measures and thus constraining the effectiveness of such efforts.

  •
  Are unable to personalize learning. Traditional learning management systems do not provide the breadth of relevant learning offerings required to meet the learning needs, language requirements and learning style of each individual in the extended enterprise. Consequently, learners are typically limited to "one-size-fits-all" learning offerings.

  •
  Are limited in their ability to source offerings. The learning industry is highly fragmented with a multitude of content providers and a large number of buyers within organizations. The lack of a learning marketplace results in significant time and resources spent on locating relevant content.

  •
  Are difficult to update. The lack of enterprise-wide learning management systems makes it difficult for both organizations and learning providers to disseminate time-sensitive information, such as schedules and updated learning offerings.

  •
  Are costly and inefficient to deploy and manage across the extended enterprise. Traditional learning management systems are often costly and inefficient. They rely on a combination of manual and automated processes, and are difficult to deploy across geographically dispersed extended enterprises.

    As a result of these shortcomings, individuals within the extended enterprise do not receive required knowledge or attain necessary competencies in a timely fashion and organizations are unable to timely and accurately determine who in their extended enterprise is and is not performing against stated objectives. Consequently, organizations suffer numerous inefficiencies, such as delays in time to market, reduced sales force productivity and violations of safety and other regulations.

    The providers of learning offerings have faced significant limitations on their ability to develop, market, distribute, sell and improve their offerings. Most learning providers have had limited marketing and distribution channels, making it difficult to cost-effectively reach new customers and markets. They have also been unable to estimate and aggregate demand for their content, as demand within enterprises is highly fragmented, with a multitude of decision-makers and learning buyers. Therefore, many of these providers have no choice but to deliver solutions that are typically in the form of "one-size-fits-all, just-in-case" learning offerings that are not tailored to the knowledge needs and learning style of the individual learner.

The Need for an Internet-Based Solution

    The rapid adoption of the Internet has created an opportunity to solve many of the shortcomings in the human capital development and management market. The Internet is one of the fastest-growing global communications mediums in history and is dramatically changing the way businesses and individuals communicate and share information. IDC estimates that the number of Internet users worldwide will grow from 142 million in 1998 to 502 million in 2003. In addition, according to Forrester Research, business-to-business electronic commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003, underscoring the significance of this marketing and procurement channel.

    This rapid growth and deployment of the Internet as a business platform for worldwide communication and commerce is fundamentally transforming the way businesses interact with their employees, customers, partners and suppliers, creating the opportunity to streamline complex processes, lower costs and improve productivity. The Internet has the potential to significantly improve the procurement, deployment and management of learning and the deployment and use of performance management systems. However, existing offerings did not take full advantage of the Internet and were not designed to serve as an integrated solution capable of improving the manner in which human capital is developed and managed across the extended enterprise. As a result, we believe there is a significant opportunity for a software and services solution that is designed to leverage the benefits of the Internet to create human capital development and management solutions to meet the needs of businesses and their employees, customers, partners and suppliers.

The Saba Solution

    We are a leading provider of software and services that enable businesses and governments to increase performance by automating the processes necessary to develop and manage human capital across their extended enterprise. Our integrated solutions consist of the Saba Learning (which began shipping in April 1998) and Saba Performance (currently in limited release) software applications, as well as the Saba Exchange, an Internet-based business-to-business exchange for formal and informal learning and knowledge content. Our software platform leverages state-of-the-art, Internet technologies, is standards-based, globally scalable and designed to interchange information with other business critical components of an enterprise's information technology infrastructure, including personnel and financial data. We also provide a full range of strategic consulting, business process reengineering, and technical implementation and support services for our customers.

    Our offerings are designed to meet the human capital development and management needs of the extended enterprise. Our solutions automate competency targeting and assessment, development planning, learning and content creation and delivery, resource allocation, performance management and reporting, empowering organizations to cost-effectively institutionalize core business processes that impact their most valuable asset—people. Our human capital development and management solutions are designed to enable organizations to gain tangible economic value, including value derived from quickly educating a worldwide sales force in conjunction with a new product launch, disseminating information to ensure compliance with new government regulations, aligning the goals of geographically-dispersed or recently-acquired business units, and enabling customers through the delivery of education to achieve higher utility from products and services.

    Saba Learning is an Internet-based learning management system that allows an organization to improve performance across the extended enterprise by effectively deploying learning that supports business objectives. Saba Learning enables enterprises to assess the learning needs of individuals and organizations, select and purchase on-line and off-line learning materials and programs, track individual learners' progress and manage enterprise-wide learning initiatives and processes. Saba Learning also enables learning providers to develop, market, sell and distribute on-line and off-line learning materials to organizations worldwide. Saba Learning is available in Enterprise and Application Service Provider (ASP) editions.

    Saba Performance is a globally scalable performance management system designed to allow an organization to quickly and effectively execute business strategies by automating key business processes. Saba Performance helps customers to set, align and track business goals; assess performance, competency and certification requirements against those goals; plan development activities to meet those requirements; track—and provide feedback on—individual progress across the extended enterprise; and measure business and individual performance improvement before repeating the performance management cycle. Saba Performance is also offered in an Enterprise and ASP edition and is currently in limited release.

    The Saba Exchange is designed to enable enterprises and learning providers to buy and sell learning and knowledge content and to promote informal learning and collaboration within communities of practice. Our established base of Saba customers—Global 2000 companies, government agencies and learning providers—form the basis of Saba Exchange.

Strategy

    Our objective is to be the leading provider of software solutions that enable organizations to increase performance by effectively and efficiently developing and managing people. Key elements of our strategy include:

Increasing the number of our Global 2000 and government customers

    Global 2000 and government organizations have large budgets dedicated to the education and development of their employees, customers, suppliers and partners. We believe that continuing to address the business requirements of this group will strengthen our leadership position, provide significant follow-on revenue opportunities and enhance the attractiveness of the Saba Exchange for learning providers. We intend to continue to pursue these large organizations by establishing strategic relationships, adding to our direct sales force and enhancing the value of our offerings to these business and government organizations.

Extending penetration within our existing customer base and their affiliates

    Our existing customers have broad extended enterprises that include customers, suppliers and partners that are directly or indirectly experiencing the benefits of our products and services. We believe that this exposure, which allows potential customers to benefit first hand from our products and services, creates demand, generates recognition within a customer's industry and accelerates adoption of our products. We intend to capitalize on this exposure to expand our customer base. Additionally, we intend to increase penetration within our existing customer base by cross-selling our products and services to other divisions and geographic regions within these customers.

Increasing the number of offerings on the Saba Exchange

    In order to increase the number of learning offerings on Saba Exchange, we intend to increase the number of learning providers in our network. We believe that the expansion of our learning provider base will strengthen our market position, provide us with a significant source of competitive advantage and increase the value that we provide to our customer base. We intend to target providers of diverse and high quality content, including high technology companies, independent training providers and colleges and universities.

Extending the breadth and depth of our product offerings

    We intend to continue to invest in research and development to develop new software and service offerings, as well as add functionality to our existing applications. In particular, we intend to expand our software offerings with more robust content and resource management solutions. We believe that our customers will receive the most business value through use of the combined applications which will leverage the competency profiles, knowledge content, compliance processes, history and planning data to optimize the development and management of human capital and dramatically impact return on investment.

Expanding Saba Exchange

    We intend to expand Saba Exchange to become the leading global business-to-business learning marketplace. Saba Exchange is designed to be an open-architecture, flexible, scalable, global, Internet-based learning platform supporting multiple languages, currencies and data formats. If we are successful in expanding Saba Exchange, learning providers will have access to a larger number of buyers, buyers will have access to a wide selection of learning offerings, and both buyers and sellers will have the ability to collaborate. We believe Saba Exchange will allow us to attract additional learning providers and that even more organizations will be encouraged to use our services, resulting in a network effect, where the value of our services to each participant increases with the addition of new participants.

Expanding our international presence

    We plan to capitalize on international opportunities by establishing additional international sales offices, expanding our network of international partners and, where appropriate, establishing strategic alliances to enter new geographic markets. We currently have international sales operations in Australia, Canada, France, Germany and the United Kingdom. Many of our customers are large multinational organizations that are deploying our solution globally. Currently, in addition to English, our platform supports Dutch, French, German, Italian, Norwegian, Spanish and Swedish, and we intend to adapt it for other languages. We also plan to leverage our existing customer base and the benefits of our solutions to further our international expansion.

Developing new uses and markets for the Saba platform

    We intend to utilize our open, scalable, standards-based architecture to develop new applications and address new markets for our human capital development and management platform. Our architecture is designed to allow us to take advantage of emerging technologies to further extend the reach of our platform. For instance, our architecture allows for the possible distribution of learning content through the growing number of emerging Internet-enabled appliances such as personal digital assistants, cellular telephones, pagers, television set-top boxes and on-line kiosks. We also intend to continue to develop our products to enable us to address markets beyond learning and performance management.

Products and Services

Saba Learning

    Saba Learning is an Internet-based, learning management system that allows an organization to improve performance across the extended enterprise by effectively deploying learning that supports business objectives. Saba Learning automates the learning processes for both learners and learning providers. Saba Learning is available in Enterprise and ASP editions.

    Saba Learning enables businesses to cost-effectively close critical knowledge and competency gaps. Anyone within an organization who oversees the learning of others inside or outside the organization can use this product to establish knowledge and competency goals, assess gaps relative to these goals, source and distribute learning needed to close these gaps and continuously track and measure progress. The underlying business objectives may include speed to market, regulatory compliance, recruitment and retention of employees, and management of change. Examples of specific initiatives include:

  •
  sales executives using Saba Learning to set product certification requirements for the direct sales force and resellers;

  •
  maintenance executives setting and updating knowledge requirements for technicians as products change; and

  •
  supply chain executives setting and managing supplier training requirements on design guidelines and quality expectations.

    Saba Learning provides management with broad reporting and procurement capabilities and pre- and post-learning competency assessment. Saba Learning leads managers through a simple process to help them set knowledge targets and close knowledge gaps across the extended enterprise. Using a standard Internet-browser, a manager can establish knowledge targets by role and by competency for any group of learners. The manager can then select and make available a range of offerings to learners by subscribing to them, while simultaneously forecasting the costs associated with such learning. Learners can use Saba Learning to assess their knowledge relative to targets and identify knowledge gaps. They can select from, register for and participate in on-line or off-line offerings and keep track of their progress and test results. Concurrently, the manager can track and report on each individual's progress. Finally, management can use Saba Learning to compare actual versus budgeted learning expenditures and to assess the return on learning investments.

    Saba Learning is also designed to enable both internal and third-party learning providers to cost-effectively develop, market, sell, and distribute consistent learning on a worldwide basis. Third-party content providers can use our product to gain access to a large number of customers and manage their offerings. Learning providers within organizations, such as corporate universities, can distribute offerings across their extended enterprises. Additionally, they may market and sell learning outside of their extended enterprises, if they choose to do so, thereby converting what has traditionally been viewed as a cost center into a source of revenue.

    Saba Learning categorizes each offering in the learning provider's catalog in several ways: by competency, certification, role, industry, language, geography and delivery method. Additionally, providers can control the distribution of their offerings by limiting access to authorized learners. For example, distribution of information and training for new products can be limited to the sales force. Learning providers can assess demand, market to organizations using our platform, transact with electronic commerce capability, manage assets and inventory such as classrooms and supplies to meet demand for off-line learning, deliver on-line learning, and take advantage of multiple reporting capabilities to better manage their business. Our products can also be used by independent learning providers to establish electronic storefronts that can be accessed through their websites or through Saba Exchange.

Saba Performance

    Saba Performance is a globally scalable performance management system designed to allow an organization to quickly and effectively execute business strategies by automating key business processes. With Saba Performance users can set, align and track business goals; assess performance, competency and certification requirements against those goals; plan development activities to meet those requirements; track—and provide feedback on—individual progress across the extended enterprise; and measure business and individual performance improvement before repeating the performance management cycle. Saba Performance is currently in limited release.

    Saba Performance empowers organizations to increase the performance of the extended enterprise by consistently and comprehensively implementing business strategies, ensuring everyone is working on the right priorities and goals, closing critical competency gaps and providing feedback to improve business results. The underlying business results may include improved customer satisfaction, increased quality, and improved revenue production. Examples of specific initiatives include:

  •
  manufacturing executives using Saba Performance to set goals for reduction in scrap and rework on the line, then correlating such a reduction to competency and certification profiles;

  •
  sales executives using Saba Performance to set goals for increased revenue production throughout the extended sales force; and

  •
  business executives using Saba Performance to automate the feedback process for their organization, thereby reducing time and saving money.

    Saba Performance is designed to increase visibility of activities occurring in the organization and across its extended enterprise, and to enable managers and executives to take immediate corrective action when a specific goal is not being met, by providing the appropriate learning opportunity, directing the individual to appropriate knowledge content, or by assigning an expert to help.

Saba Exchange

    Saba Exchange is designed to enable enterprises and learning providers to buy and sell learning and knowledge content and to promote informal learning and collaboration within communities of practice. The established base of Saba customers—Global 2000 companies, government agencies and learning providers—form the basis of Saba Exchange. Saba Exchange has broad functionality, including search capability for the thousands of publicly available learning offerings by competency, certification, role, industry, geography, language, provider and delivery method; and community features such as chat rooms and discussion groups.

    Managers can use Saba Exchange to find offerings that close knowledge and competency gaps in the groups of people they manage. Learning providers can use Saba Exchange to market learning. We believe that the efficiencies created by this exchange will continue to attract a growing number of organizations and experts that will both access and provide formal and informal learning offerings, as well as knowledge content and subject matter expertise. As these resources increase, we believe that even more organizations will be encouraged to use Saba Exchange, resulting in a network effect, where the value of our services to each participant increases with the addition of new participants.

Services

    We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2001, we employed 156 people worldwide in services-related activities.

    Our global services organization supports multiple offerings, including:

  •
  Strategic workshops. Saba Strategic Workshops are designed to enable organizations to effectively link human capital development and management to business strategies. Offerings include developing new human capital development and management strategies, change management, developing and deploying competency models, and measurement and evaluation strategies.

  •
  Consulting services. Our consulting services include the definition of business objectives, the design of phased plans for achieving these objectives, technical solution specifications, establishment of implementation timelines and resource requirements, installation of Saba solutions, systems configuration, data loading, custom report and notification design, website development, enterprise system integration and post-implementation assessment.

  •
  Customer support. We provide several product support options so that customers may utilize their own resources to the degree desired and leverage their existing investments in customer support. Options include enterprise support, an end-user help desk and on-site support.

  •
  Education services. We provide a broad range of education offerings in a variety of formats, including instructor-led training and web- and technology-based training. Course curricula, designed to enable customers to fully exploit the value of the Saba solution, include product training, project team training, and technology training.

  •
  Hosting services. We offer hosting services for our software in support of our customers' development, testing, and production environments. Our hosting offerings include security administration and backup and recovery services.

Customers

    Our customers include a wide spectrum of large, global organizations in the automotive, communications, computers and electronics, consumer package goods, energy, financial services, government, manufacturing, medical equipment, pharmaceutical, professional services software and transportation industries. Of the companies on the Fortune 500, three of the top five are our customers, as well as all of the "Big 3" automakers and three of the "Big 5" consulting firms. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center, several branches of the U.S. Government, and organizations serving the governments of Norway, The Netherlands and Scotland. Additional significant customers include 3Com, Anheuser-Busch, Automatic Data Processing, Inc., Cisco Systems, Continental Airlines, Duke Energy, EDS, EMC Corp., General Electric, Medtronic, Procter & Gamble, Schlumberger, Sprint, Standard Chartered Bank, Sun Microsystems, Telecom Italia and VERITAS Software.

Alliances

    As of May 31, 2001, we have entered into strategic partnership agreements with three of the "Big 5" consulting firms who act as systems integrators and implementation partners for Saba-based solutions. These partnerships and the associated training of qualified personnel in these organizations greatly increases the number of consulting professionals trained to implement Saba solutions. Saba has over 300 trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for Saba sales managers to gain entry to higher executive levels at our target accounts.

    During fiscal 2001 we entered into a strategic alliance with the Center for Performance Improvements of PricewaterhouseCoopers. In addition, Unifi Network, a division of PricewaterhouseCoopers, and Saba announced a strategic partnership in which Unifi has agreed to incorporate Saba Learning Enterprise Edition as its infrastructure component for Unifi's learning outsource service. We also signed a broad strategic alliance with Deloitte Consulting, one of the world's leading eBusiness consulting firms. Finally, Raytheon Professional Services, a leading performance improvement company, and Saba announced a global strategic alliance to provide comprehensive learning management and integration services to Global 2000 customers.

    Our alliances with Cisco Systems promote Saba Learning Enterprise Edition to Cisco Systems clients through Cisco Systems' Internet Business Solutions Group (IBSG), IQ Program, and Architecture for Voice, Video and Integrated Data (AVVID).

    We have also entered into several alliance agreements with packaged content providers, custom content developers, and content authoring and learning delivery tool providers in order to increase the range of content offerings available to our customers. The Saba Content Alliance Program helps our content partners create and deliver learning content for use in conjunction with Saba solutions through support of industry standards applicable to a broad variety of media formats, including web-based training, computer-based training, video, and asynchronous and synchronous delivery, as well as through support of traditional forms of learning such as instructor-led classes, seminars, and workshops. Content Alliance members also provide numerous content offerings available through Saba Exchange. Custom Content Developer Alliance members provide customized content solutions to meet a particular customer's needs. Authoring and Delivery Tool Alliance members provide content development tools and delivery environments such as on-line classrooms or satellite delivery to content developers and providers. In support of this program, we also operate a content developers resource center and testing lab that provides our content partners with direct access to Saba systems for standards compliance testing.

Sales and Marketing

    We license our products to organizations primarily through a worldwide direct sales force. Our direct sales efforts target large organizations including Global 2000 businesses and government organizations. As of May 31, 2001, we had 137 sales and marketing professionals located in 19 sales offices, 11 of which offices are in the United States.

    Our sales process includes pre-sales lead qualification, identification of key buyers and influencers, working with prospective clients to help shape their vision of a human capital development and management solution and educating them on Saba products and services. Our sales professionals continue to work with clients after they have selected Saba products and services, and advise them on the entire procurement and implementation process from due diligence and funding approval through implementation and post-implementation services.

    We focus our marketing efforts on sales lead generation, sales support, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include seminar programs, speaking engagements, industry trade-shows, direct marketing, industry marketing, website and e-mail programs, and public relations events.

    We have also established a Global Customer Advisory Board of representatives from our existing customers to provide guidance about our products, features, functionality and market direction, and an Advisory Board of industry leaders, including senior executives from Global 2000 and government organizations, consulting firm principals, and academics who advise us on positioning, strategy, and trends. The Global Customer Advisory Board members include representatives from ABN AMRO, Amazon.com, Anheuser-Busch, Automatic Data Processing, Inc., Cisco Systems, Continental Airlines, Dell, EDS, EMC Corp., Ford, General Motors, Hillenbrand Industries, Medtronic, Procter & Gamble, Scottish University for Industry, Sprint, 3Com and VERITAS Software. We believe our Advisory Board and Global Customer Advisory Board will assist us in gaining broad marketplace acceptance and will enhance our marketing capabilities.

Technology

    Our product architecture facilitates the rapid development, deployment, and customization of Internet-based solutions for organizational learning and performance management. Our products share a common core foundation, based on widely adopted standard Internet technology that leverages thin client computing and electronic commerce capabilities over the Internet.

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

  •
  Open interfaces. Published Java application programming interfaces, or APIs, enable developers to build custom Saba application extensions, and public database views allow analysts to design custom reports using standard reporting tools.

  •
  Scalability. Scalability is accomplished using load-balancing techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

  •
  Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Oracle, Microsoft SQL Server and Informix Dynamic Server databases.

  •
  Java-based application server. The business and application logic reside on a Java application server. This Java-based architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris or HP UX.

  •
  Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

  •
  Multiple language support. The core foundation is designed to support multiple languages. Currently supported languages include English, Dutch, French, German, Italian, Norwegian, Spanish and Swedish.

  •
  Workflow monitoring of learning object changes. A workflow component applies business rules when learning objects change. For example, e-mail can automatically be sent to students when details about their class change.

  •
  Integration with legacy enterprise applications. The core foundation is capable of exchanging data with external legacy systems. We provide connectors to the leading human resources and financial systems.

Research and Development

    Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams that are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation, and release management. As of May 31, 2001, we had 123 research and development employees.

    Our development methodology provides guidelines for planning, controlling and implementing projects. To continue to address market requirements, we involve our consulting, support, and sales teams, as well as our customers, in the product development cycle. We conduct our development efforts at multiple sites in the United States and India, which enables continuous development and debugging on a 7 days per week, 24 hours per day schedule.

Competition

    The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive Internet-based learning and performance management platform, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

  •
  companies that operate Internet-based marketplaces for the sale of on-line learning;

  •
  companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings;

  •
  Internet portals that offer learning content, performance support tools or recruiting services;

  •
  companies that market and license training, learning, performance, content, resource, talent and staffing management systems;

  •
  enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules; and

  •
  potential customers' internal development efforts.

    We expect additional competition from other established and emerging companies as the market for Internet-based, human capital development and management solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

    We believe the principal competitive features affecting our market include:

  •
  breadth and depth of the solution;

  •
  a significant installed base of Global 2000 and government customers;

  •
  the ability to support all forms of content offerings;

  •
  product quality and performance;

  •
  product features and functions;

  •
  customer service and support;

  •
  ease of implementation;

  •
  core technology; and

  •
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

Proprietary Rights

    Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions.

    We license rather than sell our software products and require our customers to enter into written license agreements, which impose restrictions on the use, copying and disclosure of our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. These contractual provisions, however, may be unenforceable under the laws of some jurisdictions and foreign countries.

    We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have filed eight patent applications in the U.S. We cannot assure you that any patents will be issued or, if issued, such patents will protect our intellectual property or not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

    We have applied for registration of several trademarks, including "Saba", in the United States and in various foreign countries and will seek to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining the trademarks for which we have applied. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, the use of the trademarks will be restricted unless we enter into arrangements with the third parties that may be unavailable on commercially reasonable terms.

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

Employees

    As of May 31, 2001, we had a total of 484 employees, including 123 in research and development, 137 in sales and marketing, 156 in services and 68 in administration and finance. Of these employees, 352 were located in North America and 132 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2: PROPERTIES

Facilities

    Our principal executive offices occupy approximately 48,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Annapolis, Atlanta, Chicago, Columbus, Dallas, Denver, Detroit, and Washington D.C. metropolitan areas and in Australia, Canada, France, Germany, India and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

    We are party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

    Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol "SABA." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended May 31, 2000	High	Low
Fourth Quarter (from April 7, 2000)	$33.00	$13.50
Year ended May 31, 2001	High	Low
First Quarter	$38.81	$15.13
Second Quarter	$32.00	$13.63
Third Quarter	$20.00	$8.75
Fourth Quarter	$14.60	$3.75

    We had approximately 548 shareholders of record as of May 31, 2001. We have not declared or paid any cash dividends on our common stock and presently we intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

    On March 28, 2001, we issued approximately 514,000 shares of our common stock in connection with the acquisition of Human Performance Technologies, Inc. These shares were issued in accordance with the exemption set forth in Section 4(2) of the Securities and Exchange Act of 1933, as amended. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary.

ITEM 6: SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(in thousands, except per share data)

				Period from April 16, 1997 (inception) through May 31, 1998
	Years ended May 31,
	2001	2000	1999
Consolidated Statement of Operations Data:
Total revenues	$53,076	$17,992	$1,939	$40
Gross profit (loss)	31,435	8,972	675	(32)
Total operating expenses	96,893	64,444	11,572	1,531
Loss from operations	(65,458)	(55,472)	(10,897)	(1,563)
Net loss	(62,791)	(54,441)	(10,852)	(1,571)
Basic and diluted net loss per share	(1.49)	(2.94)	(0.84)	(0.17)
Shares used in computing basic and diluted net loss per share	42,224	18,548	12,987	9,439
	May 31,
	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,333	$78,926	$10,384	$41
Working capital (deficiency)	18,956	65,090	7,807	(481)
Total assets	68,111	97,705	14,068	239
Long-term obligations, less current portion	3,784	3,086	384	578
Total stockholders' equity (deficit)	27,959	68,704	8,429	(974)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of human capital development and management infrastructure software and services. Our Internet-based software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their "extended enterprise" of employees, customers, partners and suppliers. Our offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. Human capital development and management solutions help to identify what people know and are capable of doing with their knowledge; identify where and how to enhance the capacity to add value to the organization; and identify ways to maximize the value that is created through increasing the capacity to contribute. Our solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes.

General

    We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba

Exchange in December 1999 and our application service provider (ASP) edition of Saba Learning in September 2000, and first shipped our limited release version of Saba Performance in May 2001. To date, we have not generated significant revenues from the Saba Exchange, Saba Learning ASP Edition or Saba Performance.

Sources of Revenues and Revenue Recognition

    To date, we have generated revenues primarily from licensing Saba Learning Enterprise Edition, and providing related services, including implementation, consulting, support, hosting and education.

    We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

  •
  persuasive evidence of an agreement exists;

  •
  delivery of the product has occurred;

  •
  the fee is fixed or determinable; and

  •
  collection of these fees is probable.

    SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

    Prior to November 30, 1999, we had not established VSOE of fair value for our support services. Accordingly, we recognized the revenue generated from these multiple-element arrangements ratably over the period during which the support services were provided, which was generally 12 months.

    A substantial majority of our licenses entered into after November 30, 1999 include rights to unspecified additional platform versions of our software, extended payment terms and/or services essential to the functionality of the software. For licenses that include rights to unspecified additional platform versions, we recognize license revenues ratably over the period during which we are required to provide the additional platform versions beginning in the month when all other revenue recognition criteria have been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. An increasing number of licenses do not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses are recognized on contract signing if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement.

    Revenue allocated to support is recognized ratably over the support term, typically 12 months, and revenue allocated to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services has been provided on a fixed-fee basis.

Cost of Revenues

    Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Our cost of services revenues includes salaries and related expenses for our professional services organization, as well as third-party hosting costs. Because our cost of services revenues is greater than cost of license revenues, cost of total revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

Operating Expenses

    Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges, and amortization of purchased intangible assets.

    We classify all charges to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

    In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $36.5 million as of May 31, 2001. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the stock options or restricted stock. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2004.

    Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million. These assets are being amortized on a straight-line basis over their estimated useful lives of six months to three years.

History of Losses

    We have incurred significant losses and negative cash flows from operations since our inception. As of May 31, 2001, we had an accumulated deficit of $129.7 million. Although our revenues have increased on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will be able to sustain these growth rates or realize sufficient revenues to achieve profitability. Although we may from time to time reduce operating expenses in response to the downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock based compensation and amortization of purchased intangible assets. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

    We had 484 full-time employees as of May 31, 2001. Our growth since inception has placed significant demands on our management and operational resources. To manage the expected growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees. Additional personnel will increase our operating expenses in the foreseeable future.

Limited Operating History

    We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as human capital development and management, electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

RECENT EVENTS

    We explore possible acquisitions and strategic ventures as a way of expanding and enhancing our business. In the first quarter of fiscal 2002, we acquired Ultris, Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. For a further discussion of our acquisitions, see the notes to the consolidated financial statements included herein.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2001, 2000 AND 1999

Revenues

    Total revenues in fiscal 2001 increased to $53.1 million from $18.0 million in fiscal 2000 and from $1.9 million in fiscal 1999. The growth in revenues period-over-period reflects our relatively early stage of development and is primarily attributable to our expanded sales force and international presence. We do not expect revenues to increase at the same rate in the future. As a percentage of total revenues, revenues from customers outside the United States represented 24% in fiscal 2001, 10% in fiscal 2000, and 5% in fiscal 1999. In fiscal 2001 and 2000, no customers accounted for more than 10% of our revenues. In fiscal 1999, revenues from Baan, Norwest and Documentum each accounted for more than 10% of our revenues and collectively comprised approximately 66% of our revenues.

    License revenues in fiscal 2001 increased to $24.8 million, or 47% of total revenues, from $7.9 million, or 44% of total revenues, in fiscal 2000 and from $612,000, or 32% of total revenues, in fiscal 1999. The increases in the dollar amounts of license revenues are primarily attributable to increases in sales of licenses to new customers resulting from increased headcount in our sales force.

    Services revenues in fiscal 2001 increased to $28.2 million, or 53% of total revenues, from $10.1 million, or 56% of total revenues, in fiscal 2000 and from $1.3 million, or 68% of total revenues, in fiscal 1999. The increases in dollar amount of services revenues are primarily attributable to increased implementation services in connection with increased license sales, support and education services provided to our new customers and support renewals sold to our increasing installed base.

    The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

    Deferred license and services revenues reflected on our consolidated balance sheet were $17.4 million at May 31, 2001.

Cost of Revenues

    Total cost of revenues in fiscal 2001 increased to $21.6 million from $9.0 million in fiscal 2000 and from $1.3 million in fiscal 1999. These increases are primarily attributable to the hiring of additional employees to support increased customer demand for our implementation, consulting and support services. Cost of services revenues represented 76% of services revenues for fiscal 2001, 89% of services revenues for fiscal 2000 and 95% of services revenues for fiscal 1999. The decreases in the cost of services as a percentage of services revenues is primarily attributable to improved realization rates of our consultants and an increase in the average consultant rate per hour. While we expect to see some continued improvement in gross margin, there can be no assurance that this will occur and failure to achieve our revenue goals will have a significant adverse impact on gross margin.

Operating Expenses

    Research and development.  Research and development expenses in fiscal 2001 increased to $19.5 million from $15.8 million in fiscal 2000 and from $3.6 million in fiscal 1999. The increases are primarily attributable to increases in the average number of employees engaged in research and development. To date, all software development costs have been expensed in the period incurred.

    Sales and marketing.  Sales and marketing expenses in fiscal 2001 increased to $52.0 million from $26.9 million in fiscal 2000 and from $6.3 million in fiscal 1999. These increases are attributable, in part, to increases in the number of employees in our sales and marketing organizations and related costs, including increased sales commissions. In addition, the increase in fiscal 2001 is attributable to our brand launch and marketing campaign and in fiscal 2000 to the costs associated with the establishment of sales offices in additional domestic and international locations.

    General and administrative.  General and administrative expenses in fiscal 2001 increased to $9.7 million from $6.4 million in fiscal 2000 and from $1.4 million in fiscal 1999. These increases are primarily attributable to an increase in the number of executive, finance and administrative employees, as well as increases in the allowance for doubtful accounts due to significant growth in our receivable balances and the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees.

    Amortization of deferred stock compensation and other stock charges.  We recorded a deferred stock compensation credit of $3.6 million in fiscal 2001, and charges of $37.1 million in fiscal 2000 and $1.3 million in fiscal 1999. The deferred stock compensation credit in fiscal 2001 is due to the cancellation of stock options resulting from employee attrition. Amortization of deferred stock compensation was $13.5 million in fiscal 2001, $13.6 million in fiscal 2000 and $189,000 in fiscal 1999. Included in amortization of deferred stock compensation and other stock charges in fiscal 2001 is $1.2 million for the issuance of a warrant to a third party and $528,000 for stock options granted to non-employees and to certain Advisory Board members. Also included in amortization of deferred stock compensation and other stock charges in fiscal 2000 is $1.7 million in other stock charges primarily attributable to the value of stock options granted to our Advisory Board members.

    Amortization of purchased intangible assets.  We recorded amortization of purchased intangible assets of $424,000 in fiscal 2001 as a result of our March 2001 acquisition of Human Performance Technologies, Inc. Purchased intangible assets consist of intellectual property, customer base, assembled workforce, and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Accumulated amortization at May 31, 2001 was approximately $424,000. Total amortization expense is expected to be $2.2 million in fiscal 2002, $1.8 million in fiscal 2003 and $139,000 in fiscal 2004.

Interest Income and Other, Net

    Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $2.7 million in fiscal 2001 from $1.0 million in fiscal 2000 and from $45,000 in fiscal 1999. These increases are attributable primarily to interest income from higher average invested cash, cash equivalents and short-term investment balances, partially offset by interest expense related to equipment loans, the proceeds of which were used to purchase computer equipment, leasehold improvements, software and office furniture and equipment.

Provision for Income Taxes

    From inception through May 31, 2001, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $69,000 relating to our international operations during the year ended May 31, 2001. No income tax expense was recorded in fiscal years prior to 2001.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2001. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not indicative of the results for a full fiscal year or any other period.

	Three Months Ended
	Aug. 31, 1999	Nov. 30, 1999	Feb. 29, 2000	May 31, 2000	Aug. 31, 2000	Nov. 30, 2000	Feb. 28, 2001	May 31, 2001
	(unaudited, in thousands)
Revenues:
License	$668	$1,252	$2,600	$3,337	$4,420	$5,708	$6,896	$7,821
Services	1,039	2,245	2,602	4,249	5,628	7,315	7,627	7,661

Total revenues	1,707	3,497	5,202	7,586	10,048	13,023	14,523	15,482

Cost of revenues	956	1,772	2,493	3,799	4,926	5,558	5,686	5,471

Gross profit	751	1,725	2,709	3,787	5,122	7,465	8,837	10,011
Operating expenses:
Research and development	3,522	2,724	4,093	5,500	5,563	5,445	4,534	3,961
Sales and marketing	3,427	5,133	8,371	10,009	12,229	13,848	13,973	11,998
General and administrative	901	1,091	1,534	2,835	2,532	2,556	2,541	2,033
Amortization of deferred stock compensation and other stock charges	1,385	2,126	5,024	6,769	5,001	4,547	3,273	2,435
Amortization of purchased intangible assets	—	—	—	—	—	—	—	424

Total operating expenses	9,235	11,074	19,022	25,113	25,325	26,396	24,321	20,851

Loss from operation	(8,484)	(9,349)	(16,313)	(21,326)	(20,203)	(18,931)	(15,484)	(10,840)
Interest income and other, net	48	108	238	637	1,104	764	406	393

Net loss	$(8,436)	$(9,241)	$(16,075)	$(20,689)	$(19,099)	$(18,167)	$(15,078)	$(10,447)

    Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall. We anticipate that our sales will continue to have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters, and our operating results may vary significantly.

    We are subject to employer payroll taxes, both domestic and foreign, on employee exercises of non-qualified stock options. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees, measured by the difference between the price of our common stock on the date of exercise and the exercise price. We receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital when realized. Our results of operations and cash flows could vary significantly from quarter to quarter depending on the number of non-qualified stock options exercised by employees in any quarter and, consequently, the amount of taxes assessed.

    Other factors that could affect our quarterly operating results include those described below and elsewhere in this Annual Report on Form 10-K:

  •
  dependence of our revenues on a small number of large orders and the average order value;

  •
  our ability to attract new customers;

  •
  any changes in revenue recognition policies and provisions and interpretations of these provisions;

  •
  our ability to license additional products to current customers;

  •
  the announcement or introduction of new products or services by us or our competitors;

  •
  changes in the pricing of our products and services or those of our competitors;

  •
  variability in the mix of our products and services revenues in any quarter;

  •
  technical difficulties or service interruptions of our computer network systems or the Internet generally; and

  •
  the amount and timing of operating costs and capital expenditures relating to expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $122.9 million through May 31, 2001, equipment leases and other debt. As of May 31, 2001, we had cash, cash equivalents and short-term investments of $34.3 million and outstanding equipment leases and notes payable of $3.7 million.

    Cash used in operating activities was $43.4 million during fiscal 2001, $26.0 million during fiscal 2000 and $7.8 million during fiscal 1999. Cash used in operating activities during fiscal 2001 was primarily attributable to a net loss of $62.8 million and an increase in accounts receivable of $9.2 million. This was partially offset by $13.5 million in amortization of deferred stock compensation, an increase in deferred revenue of $5.3 million, an increase in accrued expenses of $3.6 million, issuance of warrants and common stock to third parties of $1.8 million and an increase in accrued compensation and related expenses of $1.1 million. Cash used in operating activities during fiscal 2000 was primarily attributable to a net loss of $54.4 million and an increase in accounts receivable of $7.9 million. This was partially offset by $13.5 million in amortization of deferred stock compensation, an increase in deferred revenue of $10.3 million, an increase in accrued compensation and related expenses of $5.0 million and an increase in accounts payable of $3.2 million. Cash used in operating activities during fiscal 1999 was primarily attributable to a net loss of $10.9 million, which was partially offset by an increase in deferred revenue of $1.7 million and an increase in accounts payable of $1.5 million.

    Cash used in investing activities is primarily attributable to purchases of property and equipment, excluding equipment acquired under capital leases, of $2.3 million during fiscal 2001, $3.6 million during fiscal 2000 and $1.1 million during fiscal 1999. Cash used in investing also included net purchases of short-term investments of $17.6 million in fiscal 2001 and $4.9 million in fiscal 2000.

    Cash provided by financing activities was $1.8 million during fiscal 2001, $98.4 million during fiscal 2000 and $19.4 million during fiscal 1999. Cash provided by financing activities during fiscal 2001 was mainly attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.3 million for payments on capital lease obligations. Cash provided by financing activities during fiscal 2000 was mainly attributable to proceeds from the issuance of stock. Cash provided by financing activities during fiscal 1999 was mainly attributable to proceeds from the issuance of stock and, to a lesser extent, from borrowings under capital lease obligations. Fiscal 2000 and 1999 amounts were partially offset by payments on capital lease obligations and notes payable.

    As of May 31, 2001, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases of $3.7 million and $36.3 million, respectively.

    We currently anticipate that our available cash resources and credit facilities, including our $8 million line of credit agreement entered into in June 2001, combined with cash flows generated from sales, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, we may choose to raise additional funds within the next 12 months to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the success of our existing and new product and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt SFAS No. 133, as amended, for our fiscal year ending May 31, 2002. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, the adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. We may, however, as our foreign operations increase, hedge our exposure to foreign currency risk in the future.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 regarding recognition, presentation and disclosure of revenues. In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until our second quarter of fiscal 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which delayed the implementation of SAB 101 until our fourth quarter of fiscal 2001. We adopted SAB 101 in the first quarter of fiscal 2001 and it did not have any material effect on our accounting practices or financial condition and results of operations.

    In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. We adopted EITF 00-2 and it has not had any material effect on our accounting practices or financial results.

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

    In March 2000, the EITF reached a consensus on EITF 00-3, "Application of AICPA SOP 97-2 to Arrangements that Include the Right to Use Software on Another Entity's Hardware." EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and, if so, when delivery of the software occurs and how the vendor's hosting obligation impacts revenue recognition. We adopted this EITF and it has not had a material impact on our results of operations.

    In June 2001, the FASB approved the final standards resulting from its deliberations on business combinations and in July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible asset would be presented as a separate line item within the operating section of the statement of operations. We do not expect SFAS No. 141 and SFAS No. 142 to have an impact on our consolidated financial position or results of operations for acquisitions completed by us prior to May 31, 2001. Acquisitions subsequent to May 31, 2001 will be accounted for in accordance with these new standards.

Factors That May Impact Future Operating Results

We have a limited operating history and are subject to the risks encountered by early-stage companies

    We were founded in April 1997 and shipped our first products in April 1998. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

  •
  risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process;

  •
  risks associated with our dependence on Saba Learning Enterprise Edition, and related services, for substantially all of our revenues for the foreseeable future;

  •
  risks that our Saba Performance product will fail to achieve market acceptance;

  •
  risks that our strategy of establishing Saba Exchange may not be successful;

  •
  risks that fluctuations in our quarterly operating results will be significant relative to our revenues; and

  •
  risks that the current economic downturn will negatively impact the demand for our products and services.

    These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

    We have incurred significant losses and negative cash flows from operations since our inception. Although our revenues have continued to increase on a quarterly basis since May 31, 1998, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition and Saba Performance, which is in limited release, and service related to these offerings. Moreover, we also expect to continue to incur significantly greater sales and marketing, research and development, and general and administrative expenses. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of May 31, 2001, we had an aggregate of $7.4 million of deferred compensation and $4.1 million of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

    Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. Although we may from time to time to reduce operating expenses in response to downturns in the United States and/or international economies, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

    Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning Enterprise Edition and related services. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. We have not fully developed our business model for Saba Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted.

Our lengthy sales cycle could cause delays in revenue growth

    The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer's decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer's budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related service offerings, would seriously harm our revenues and operating margins

    Saba Learning Enterprise Edition and related services accounted for substantially all of our revenues during fiscal 2001. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise Edition or failure to achieve broad market acceptance, would seriously harm our business.

We are exposed to recent unfavorable economic conditions

    We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001. While we expect this economic downturn to continue well into fiscal 2002, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown occurs, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Our performance depends on a new market, human capital development and management

    The market for software solutions that automate human capital development and management is relatively new and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect, or if we fail to identify the challenges and risks in this new market and successfully address these risks, our business would be harmed.

Our strategy of establishing Saba Exchange is unproven and may not be successful

    We must more fully establish and enhance Saba Exchange, where organizations and learning providers can transact business and collaborate. Our success depends on a significant number of organizations implementing Saba Learning and conducting business with learning providers over the Internet through Saba Exchange. If this business strategy is flawed, or if we are unable to execute it effectively, our revenues may be seriously harmed. We began operating Saba Exchange in

December 1999. Accordingly, we have limited experience developing and operating Saba Exchange. To date, only a limited number of learning providers and organizations are connected to Saba Exchange. It is possible that we, together with the organizations and learning providers who comprise this exchange, will not be able to effectively operate this exchange, both in terms of technical performance as well as commercial viability. It is possible that an insufficient number of organizations and/or learning providers will join and remain in Saba Exchange, and that we will be unable to generate significant revenues from Saba Exchange. Unless a critical mass of organizations and learning providers join Saba Exchange, our solutions may not achieve widespread market acceptance and our business would be seriously harmed. To date, we have not generated significant revenues from Saba Exchange.

The failure to maintain our relationship with current and future customers could reduce the viability of our Saba Exchange

    Because many of our Saba Enterprise customers are Global 2000 organizations, a relatively small number of these organizations account for a substantial portion of the learners on the Saba platform. In addition, the quantity of learning offerings made available through Saba Exchange varies significantly by learning provider. The concentration of learners within these organizations and learning offerings offered by these key learning providers exposes us to the risk that the loss of even a small number of organizations or learning providers could reduce the viability of Saba Exchange. This would substantially hinder our ability to generate revenues from Saba Exchange and Saba Enterprise.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives

    We believe our future success will depend upon our ability to retain our key management personnel including Bobby Yazdani, our Chief Executive Officer. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future. Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical, sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or been sold restricted stock.

Difficulties we may encounter managing our growth could adversely affect our results of operations

    We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. We have increased the number of our employees from approximately 140 employees at May 31, 1999 to approximately 462 employees at May 31, 2000 and 484 employees at May 31, 2001. Our growth over this period has placed a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

  •
  improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  •
  install enhanced management information systems; and

  •
  hire, train, retain, motivate and manage our employees.

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

Intense competition in our target market could impair our ability to grow and to achieve profitability

    The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

  •
  companies that operate Internet-based marketplaces for the sale of on-line learning;

  •
  companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings;

  •
  Internet portals that offer learning content, performance support tools or recruiting services;

  •
  companies that market and license training, learning, performance, content, resource, talent and staffing management systems;

  •
  enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules; and

  •
  potential customers' internal development efforts.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

    International revenues accounted for approximately 24% of our revenues in fiscal 2001. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

  •
  changes in regulatory requirements and tariffs;

  •
  language barriers;

  •
  difficulties in staffing and managing foreign operations;

  •
  longer payment cycles and greater difficulty in collecting accounts receivable;

  •
  reduced protection of intellectual property rights;

  •
  potentially harmful tax consequences;

  •
  fluctuating exchange rates;

  •
  price controls and other restrictions on foreign currency;

  •
  difficulties in obtaining import and export licenses;

  •
  the burden of complying with a variety of foreign laws; and

  •
  political or economic constraints on international trade.

    We might not successfully market, sell or distribute our products and services in foreign markets, and we cannot be certain that one or more of such factors will not materially adversely affect our future international operations, and consequently, our business and future growth.

Our revenues may decrease if use of the Internet in the markets we target does not grow as projected

    The use of the Internet as a means to interconnect organizations and learning providers is integral to our business model. Our business strategy is, in part, to create a global, business-to-business learning marketplace for organizations and learning providers to transact business and collaborate. However, the use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of organizations and learning providers to transact business and collaborate on the Internet would harm our revenues and earnings. The acceptance and use of the Internet to transact business and collaborate is dependent upon a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, the resolution of concerns about transaction security and taxation of transactions on the Internet.

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

A breach of Internet commerce security measures could reduce demand for our products and services

    A requirement of the continued growth of Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of Saba Learning ASP Edition or Saba Exchange or on our customers' networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenues. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on Saba Learning ASP Edition or Saba Exchange or within our customers' networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

  •
  user privacy;

  •
  taxation;

  •
  content;

  •
  right to access personal data;

  •
  copyrights;

  •
  distribution; and

  •
  characteristics and quality of services.

    The applicability of existing laws governing issues such as property ownership, copyrights, and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

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

Our market is subject to rapid technological change and to compete, we must continually enhance our products and services

    We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. For example, as the market for human capital development and management evolves, we intend to develop and introduce new products and enhancements to existing products that address the requirements of this market. In this regard, we recently commenced sales of Saba Learning ASP Edition and the limited release version of Saba Performance. There is no assurance that these products will achieve market acceptance. In addition, the development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenues and expand our business.

Delays in releasing new products or enhanced versions of our existing products could adversely affect our competitive position

    As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want, in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing future products or enhancements of our products could cause our stock price to decline.

If we release products containing defects, we may need to halt further shipments and our business and reputation would be harmed

    Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in a decrease in our revenues.

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

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position

    Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed eight patent applications in the U.S. We cannot assure you that any patents will be issued or, if issued, such patents will protect our intellectual property or not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

We do not have a disaster recovery plan or back-up system, and a disaster could severely damage our operations

    We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba Exchange and Saba Learning ASP Edition. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for our losses that could occur.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services

    We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host Saba Exchange and Saba Learning Enterprise Edition for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers' Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

We depend upon continuing our relationship with third-party integrators who support our solutions

    Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third-party systems integrators to assist with implementation of our products. We will need to continue to rely on these systems integrators even as we increase the size of our professional services group. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders

    We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to expand sales and marketing activities, fund research and development, fund continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

    In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris, Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired research and development or impaired asset write-offs, or amortization of expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of May 31, 2001, we had an aggregate of $4.1 million of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. In addition, acquisitions involve numerous risks, including:

  •
  difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

  •
  the diversion of management's attention from other business concerns;

  •
  risks of entering markets in which we have no or limited prior experience; and

  •
  the potential loss of key employees of the acquired company.

Our stock price may fluctuate substantially

    The market price for our common stock may be affected by a number of factors, including those described above and the following:

  •
  the announcement of new products and services or product and service enhancements by us or our competitors;

  •
  quarterly variations in our results of operations or those of our competitors;

  •
  changes in earnings estimates or recommendations by securities analysts that may follow our stock;

  •
  developments in our industry; and

  •
  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

    Our investments are made in accordance with an investment policy approved by our board of directors. At May 31, 2001, the average maturity of our investment securities was approximately two months. All investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

    All investments are carried at market value, which approximates cost. At May 31, 2001, all of our investments were considered available for sale securities and had maturities of one year or less. The weighted average interest rate of our portfolio was 5.1% at May 31, 2001.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Saba Software, Inc.

    We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Walnut Creek, California
June 21, 2001

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,833	$74,033
Short-term investments	22,500	4,893
Accounts receivable (net of allowance of $693 at May 31, 2001 and $454 at May 31, 2000)	19,079	9,876
Prepaid expenses and other current assets	1,406	1,078

Total current assets	54,818	89,880
Property and equipment, net	7,997	6,860
Purchased intangible assets, net and other assets	5,296	965

Total assets	$68,111	$97,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,479	$4,906
Accrued compensation and related expenses	7,257	6,110
Accrued expenses	5,613	1,951
Deferred revenue	16,900	10,973
Current portion of capital lease obligations	1,613	850

Total current liabilities	35,862	24,790
Deferred revenue	506	1,125
Notes payable and other long-term liabilities	2,107	1,036
Capital lease obligations, less current portion	1,677	2,050

Total liabilities	40,152	29,001
Commitments
Stockholders' equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at May 31, 2001 and 2000; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at May 31, 2001 and 2000; 45,997,508 shares issued at May 31, 2001 and 43,595,977 shares issued at May 31, 2000	46	44
Additional paid-in capital	165,858	161,078
Deferred stock compensation	(7,448)	(24,541)
Notes receivable from stockholders	(806)	(1,042)
Treasury stock: 225,000 shares at May 31, 2001 and none at May 31, 2000, at cost	(67)	—
Accumulated deficit	(129,655)	(66,864)
Accumulated other comprehensive income	31	29

Total stockholders' equity	27,959	68,704

Total liabilities and stockholders' equity	$68,111	$97,705

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended May 31,
	2001	2000	1999
Revenues:
License	$24,845	$7,857	$612
Services	28,231	10,135	1,327

Total revenues	53,076	17,992	1,939
Cost of revenues:
Cost of license	68	2	—
Cost of services	21,573	9,018	1,264

	21,641	9,020	1,264

Gross profit	31,435	8,972	675
Operating expenses:
Research and development	19,503	15,839	3,627
Sales and marketing	52,048	26,940	6,319
General and administrative	9,662	6,361	1,437
Amortization of deferred stock compensation and other stock charges	15,256	15,304	189
Amortization of purchased intangible assets	424	—	—

Total operating expenses	96,893	64,444	11,572

Loss from operations	(65,458)	(55,472)	(10,897)
Interest income and other, net	3,215	1,367	93
Interest expense	(479)	(336)	(48)

Loss before provision for income taxes	(62,722)	(54,441)	(10,852)
Provision for income taxes	(69)	—	—

Net loss	$(62,791)	$(54,441)	$(10,852)

Basic and diluted net loss per share	$(1.49)	$(2.94)	$(0.84)

Shares used in computing basic and diluted net loss per share	42,224	18,548	12,987

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred Stock		Common Stock				Notes Receivable from Stockholders	Treasury Stock			Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Deferred Stock Compensation				Accumulated Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 1998	749,996	$1	15,799,174	$16	$627	$—	$(10)	$(3,609,174)	$(37)	$(1,571)	$—	$(974)
Issuance of common stock for cash and notes receivable	—	—	526,994	—	35	—	(54)	496,718	26	—	—	7
Collections on notes receivable	—	—	—	—	—	—	64	—	—	—	—	64
Issuance of preferred stock for cash, net of issuance costs	5,713,143	6	—	—	3,953	—	—	—	—	—	—	3,959
Conversion of convertible debt into preferred stock	2,870,854	3	—	—	2,007	—	—	—	—	—	—	2,010
Issuance of preferred stock for cash, net of issuance costs	4,608,778	4	—	—	14,014	—	—	—	—	—	—	14,018
Issuance of common stock options and warrants for services	—	—	—	—	8	—	—	—	—	—	—	8
Deferred stock compensation	—	—	—	—	1,281	(1,281)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	189	—	—	—	—	—	189
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(10,852)	—	(10,852)

Balances at May 31, 1999	13,942,771	14	16,326,168	16	21,925	(1,092)	—	(3,112,456)	(11)	(12,423)	—	8,429
Issuance of common stock for cash and notes receivable	—	—	1,083,128	1	2,038	—	$(1,083)	1,618,019	6	—	—	962
Issuance of common stock for services	—	—	20,000	—	199	—	—	—	—	—	—	199
Collections on notes receivable	—	—	—	—	—	—	41	—	—	—	—	41
Issuance of preferred stock for cash, net of issuance costs	5,625,769	6	—	—	30,075	—	—	—	—	—	—	30,081
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	1,066,545	1	167	—	—	1,494,437	5	—	—	173
Issuance of common stock in connection with exercise of warrants	—	—	576,986	1	312	—	—	—	—	—	—	313
Issuance of common stock options and warrants for services	—	—	—	—	1,715	—	—	—	—	—	—	1,715
Issuance of common stock in initial public offering, net of issuance costs of $1,616	—	—	4,600,000	5	62,549	—	—	—	—	—	—	62,554
Issuance of common stock in private placement concurrent with initial public offering	—	—	354,610	—	5,000	—	—	—	—	—	—	5,000
Conversion of preferred stock into common stock upon initial public offering	(19,568,540)	(20)	19,568,540	20	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	37,098	(37,098)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	13,649	—	—	—	—	—	13,649
Net loss	—	—	—	—	—	—	—	—	—	(54,441)	-	(54,441)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	29	29

Comprehensive loss												(54,412)

SABA SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share data)

	Preferred Stock		Common Stock				Notes Receivable from Stockholders	Treasury Stock			Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Deferred Stock Compensation				Accumulated Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2000	—	—	43,595,977	44	161,078	(24,541)	(1,042)	—	—	(66,864)	29	68,704
Collections on notes receivable	—	—	—	—	—	—	182	—	—	—	—	182
Repurchase of common stock	—	—	—	—	—	—	54	(225,000)	(67)	—	—	(13)
Issuance of common stock under employee stock purchase plan	—	—	154,428	—	1,973	—	—	—	—	—	—	1,973
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	1,661,905	2	979	—	—	—	—	—	—	981
Issuance of common stock in connection with acquisition	—	—	514,094	—	3,665	—	—	—	—	—	—	3,665
Issuance of common stock in connection with a net exercise of warrants	—	—	71,104	—	—	—	—	—	—	—	—	—
Issuance of common stock options and warrants for services	—	—	—	—	1,756	—	—	—	—	—	—	1,756
Amortization of deferred stock compensation	—	—	—	—	—	13,500	—	—	—	—	—	13,500
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(3,593)	3,593	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(62,791)	—	(62,791)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss												(62,789)

Balances at May 31, 2001	—	$—	45,997,508	$46	$165,858	$(7,448)	$(806)	(225,000)	$(67)	$(129,655)	$31	$27,959

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended May 31,
	2001	2000	1999
Operating activities:
Net loss	$(62,791)	$(54,441)	$(10,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,923	1,086	106
Amortization of purchased intangible assets	424	—	—
Amortization of deferred stock compensation	13,500	13,649	189
Issuance of warrant and common stock to third parties	1,756	1,754	8
Loss on disposal of property and equipment	—	19	—
Changes in operating assets and liabilities:
Accounts receivable	(9,156)	(7,946)	(1,846)
Prepaid expenses and other current assets	(315)	(956)	(93)
Accounts payable	(477)	3,239	1,466
Accrued compensation and related expenses	1,147	4,978	937
Accrued expenses	3,592	1,351	574
Deferred revenue	5,308	10,275	1,742
Other liabilities	721	1,036	—

Net cash used in operating activities	(43,368)	(25,956)	(7,769)

Investing activities:
Purchases of short-term investments	(35,794)	(4,893)	—
Maturities of short-term investments	18,191	—	—
Purchases of property and equipment	(2,282)	(3,641)	(1,069)
Cash paid in purchase business combination	(466)	—	—
Increase in other assets	(257)	(295)	(181)

Net cash used in investing activities	(20,608)	(8,829)	(1,250)

Financing activities:
Proceeds from issuance of convertible preferred stock	—	30,081	17,977
Proceeds from issuance of common stock	2,954	68,991	7
Proceeds from issuance of treasury stock	—	11	—
Repurchase of common stock	(13)	—	—
Borrowings under line of credit agreement	—	—	542
Repayments of borrowings under line of credit agreement	—	—	(542)
Proceeds from issuance of convertible debt	—	—	1,445
Principal payments under capital lease obligations	(1,347)	(390)	(11)
Collections on notes receivable	182	41	64
Repayments of notes payable	—	(329)	(120)

Net cash provided by financing activities	1,776	98,405	19,362
Effect of exchange rate changes on cash	—	29	—

(Decrease) increase in cash and cash equivalents	(62,200)	63,649	10,343
Cash and cash equivalents, beginning of period	74,033	10,384	41
Cash and cash equivalents, end of period	11,833	74,033	10,384
Short-term investments, end of period	22,500	4,893	—

Total cash, cash equivalents and short-term investments, end of period	$34,333	$78,926	$10,384

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$1,737	$3,202	$75

Common stock issued for notes receivable from stockholders	$—	$1,083	$54

Common stock issued for acquisition	$3,665	$—	$—

Warrant issued for purchase of convertible preferred stock in connection with financing	$—	$160	$—

Conversion of convertible debt into convertible preferred stock	$—	$—	$2,010

Conversion of preferred stock into common stock	$—	$50,421	$—

Supplemental disclosure of other cash flow information:
Cash paid for interest	$479	$336	$17

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

    Saba Software, Inc. ("Saba" or the "Company") is a leading provider of human capital development and management infrastructure software and services. Saba's Internet-based software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their "extended enterprise" of employees, customers, partners and suppliers. Saba's offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. Human capital development and management solutions help to identify what people know and are capable of doing with their knowledge; identify where and how to enhance the capacity to add value to the organization; and identify ways to maximize the value that is created through increasing the capacity to contribute. The Saba solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes.

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

Cash Equivalents and Short-term Investments

    Cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments consist principally of taxable, short-term money market instruments with maturities between 90 days and one year. Cash equivalents and short-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2001 and 2000, Saba classified all of its debt and equity securities as available-for-sale pursuant to SFAS No. 115.

    The available-for-sale securities are recorded as follows:

	May 31,
	2001	2000
	(in thousands)
Cash equivalents	$6,962	$20,416
Short-term investments	22,500	4,893

	$29,462	$25,309

    The following table summarizes the Company's investments at May 31, 2001:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Short-term investments:
Corporate bonds and commercial paper	$14,293	$38	$(4)	$14,327
U.S. Government agencies	4,553	2	(32)	4,523
Municipal notes and bonds	3,650	—	—	3,650

	$22,496	$40	$(36)	$22,500

    At May 31, 2000, short-term investments were comprised of commercial paper and municipal notes, and unrealized holding gains and losses were immaterial. The cost of securities sold is based on the specific identification method.

Concentrations of Credit Risk

    Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

    Saba conducts business with companies in various industries primarily in the United States. Saba generally does not require collateral. Saba Learning Enterprise Edition and related services accounted for substantially all of Saba's revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management's expectations. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $1.2 million in fiscal 2001 and $348,000 in fiscal 2000.

    Amounts written-off as reductions to the allowance totaled $1.0 million in fiscal 2001 and $18,000 in fiscal 2000.

    At May 31, 2001 and 2000, there were no customers with a balance greater than 10% of accounts receivable.

Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Assets acquired under capital lease obligations are amortized over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

Purchased Intangible Assets

    Purchased intangible assets consist of intellectual property, customer base, assembled workforce, and noncompetition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Accumulated amortization at May 31, 2001 was approximately $424,000.

Software Development Costs

    Saba accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2001, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

    Saba accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Options and Equity Instruments Exchanged for Services

    Saba accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock Based Compensation." The value of options, warrants and restricted stock exchanged for services rendered by non-employees or assets acquired are valued using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Net Loss Per Share

    Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

    Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock not included above that automatically converted into common stock upon completion of Saba's initial public offering.

    The calculations of historical and pro forma basic and diluted net loss per share are as follows:

	Years ended May 31,
	2001	2000	1999
	(in thousands, except per share information)
Historical
Net loss	$(62,791)	$(54,441)	$(10,852)

Weighted-average shares of common stock outstanding	44,580	20,207	13,051
Weighted-average shares of common stock subject to repurchase	(2,356)	(1,659)	(64)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	42,224	18,548	12,987

Basic and diluted net loss per share	$(1.49)	$(2.94)	$(0.84)

Pro forma
Net loss		$(54,441)	$(10,852)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share (from above)		18,548	12,987
Adjustment to reflect the effect of the conversion of preferred stock from the date of issuance		14,193	7,894

Weighted-average shares of common stock outstanding used in computing pro forma basic and diluted net loss per share		32,741	20,881

Pro forma basic and diluted net loss per share		$(1.66)	$(0.52)

    If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 5,207,356 at May 31, 2001, of 5,547,905 at May 31, 2000 and of 1,663,325 at May 31, 1999. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

Revenue Recognition

    Saba recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under SOP 97-2, as amended, Saba recognize revenues when all of the following conditions are met:

  •
  persuasive evidence of an agreement exists;

  •
  delivery of the product has occurred;

  •
  the fee is fixed or determinable; and

  •
  collection of these fees is probable.

    SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements specific to Saba. Saba's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

    Prior to November 30, 1999, Saba had not established VSOE of fair value for its support services. Accordingly, Saba recognized the revenue generated from these multiple-element arrangements ratably over the period during which the support services were provided, which was generally 12 months.

    A substantial majority of Saba's licenses entered into after November 30, 1999 include rights to unspecified additional platform versions of Saba's software, extended payment terms and/or services essential to the functionality of the software. For licenses that include rights to unspecified additional platform versions, Saba recognizes license revenue ratably over the period during which Saba is required to provide the additional platform versions beginning in the month when all other revenue recognition criteria have been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. An increasing number of licenses do not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses are recognized on contract signing if the other conditions of SOP 97-2 are satisfied. Revenues from Saba's application service provider offering and from Saba's hosting services are generally recognized ratably over the term of the arrangement.

    Revenue allocated to support is recognized ratably over the support term, typically 12 months, and revenue allocated to implementation, consulting, education and other services is generally recognized as the services are performed. Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services has been provided on a fixed-fee basis.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 regarding recognition, presentation and disclosure of revenues. In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements", which delayed implementation of SAB 101 until Saba's second quarter of fiscal 2001. In June 2000, the SEC issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements," which further delayed the implementation of SAB 101 until Saba's fourth quarter of fiscal 2001. Saba adopted SAB 101 in the first quarter of fiscal 2001, and adoption did not have any material effect on Saba's accounting practices or financial results.

    In March 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-3, "Application of AICPA SOP 97-2 to Arrangements that Include the Right to Use Software on Another Entity's Hardware." EITF 00-3 discusses whether SOP 97-2 applies to arrangements that require the vendor to host the software and whether SOP 97-2 applies to arrangements in which the customer has an option to take delivery of the software and, if so, when delivery of the software occurs and how the vendor's hosting obligation impacts revenue recognition. Saba adopted this EITF in the first quarter of fiscal 2001, and adoption did not have a material impact on Saba's results of operations.

    Accounts receivable includes amounts earned but unbilled as of May 31, 2001 of $3.5 million and as of May 31, 2000 of $544,000. Deferred revenue consists of license fees to be recognized in future periods, prepaid fees for services and support agreements.

Advertising Expense

    Advertising costs are expensed as incurred. Saba incurred $2.9 million in advertising costs in fiscal 2001, $122,000 in fiscal 2000 and $110,000 in fiscal 1999.

Internal-Use Software

    In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Saba implemented SOP 98-1 in fiscal 2000. Adoption of SOP 98-1 did not have a material impact on Saba's consolidated financial position or results of operations.

Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Saba is required to adopt SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Instruments—deferral of the effective date of FASB statement No. 133" and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB statement No. 133, for fiscal 2002. Because Saba currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 is expected to have no material impact on Saba's financial condition or results of operations. Saba may, however, as its foreign operations increase in the future, hedge its exposure to foreign currency risk.

Recent Accounting Pronouncements

    In June 2001, the FASB approved the final standards resulting from its deliberations on business combinations and in July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible asset would be presented as a separate line item within the operating section of the statement of operations. Saba does not expect SFAS No. 141 and SFAS No. 142 to have an impact on its consolidated financial position or results of operations for acquisitions completed by Saba prior to May 31, 2001. Acquisitions subsequent to May 31, 2001 will be accounted for in accordance with these new standards.

3.  Property and Equipment

    Property and equipment consists of the following (in thousands):

	May 31,
	2001	2000
Computer equipment	$8,532	$4,732
Office furniture and fixtures	2,099	1,897
Leasehold improvements	1,439	1,421

	12,070	8,050
Less accumulated depreciation and amortization	(4,073)	(1,190)

	$7,997	$6,860

4.  Notes Payable

    In March 1999, Saba entered into an operating lease agreement for office space beginning in May 1999 and executed non-interest bearing notes payable to the lessor totaling $329,000 under this agreement for the deposit on the building. Principal under the notes was repaid in fiscal 2000.

    As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement originally entered into by HPT. The remaining balance due of $402,500 as of May 31, 2001 will be paid in quarterly installments of $17,500 through December 31, 2006.

5.  Lease Commitments

    Saba leases its office facilities under various noncancelable operating leases that expire at various dates through 2014. During fiscal 2001 and 2000, Saba also financed the acquisition of furniture and equipment under capital leases. Borrowings under capital leases are due in monthly installments plus interest through July 2004 at rates that range from 8.6% to 13.8% and are secured by the underlying assets. At May 31, 2001 and 2000, the original cost of the assets under capital leases was $4.9 million and $3.7 million, respectively, and the accumulated amortization was $2.9 million and $773,000, respectively. Future minimum lease payments under these leases are as follows as of May 31, 2001:

	Capital Leases	Operating Leases
	(in thousands)
Year Ending May 31:
2002	$1,922	$2,381
2003	1,425	3,439
2004	355	3,556
2005	25	3,208
2006	—	3,076
Thereafter	—	20,597

	3,727	$36,257

Less amounts representing interest	(437)

Present value of minimum lease payments	3,290
Less current portion of minimum lease payments	(1,613)

	$1,677

    Rent expense was $5.0 million in fiscal 2001, $2.7 million in fiscal 2000 and $473,000 in fiscal 1999.

6.  Stockholders' Equity

Common Stock

    During fiscal 2000, Saba issued restricted stock to seven executives and one advisory board member. The restricted stock is subject to repurchase by Saba at original sales prices that range from $0.30 to $10.00 per share and lapse over vesting periods that range from one to four years. At May 31, 2001, 2,294,203 shares were subject to repurchase and at May 31, 2000, 2,611,813 shares were subject to repurchase. The consideration for such shares included full-recourse promissory notes. The notes bear interest at interest rates that range from 5.5% to 6.6% per annum, are payable over terms that range from one to four years and are secured by the shares of common stock underlying the notes as well as other assets owned by the note holders.

    In April 2000, Saba sold 4,600,000 shares of common stock in its initial public offering, including the underwriters over-allotment, and an additional 354,610 shares of common stock in a concurrent private placement with proceeds, net of commissions, to Saba of approximately $69.2 million. In conjunction with the initial public offering, all outstanding shares of Saba's preferred stock converted into shares of common stock on a one-to-one basis.

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

    Also during fiscal 1999, Saba issued warrants to purchase 35,000 shares of common stock at an exercise price of $0.10 per share and 16,000 shares at an exercise price of $0.70 per share for services rendered. The warrants were immediately exercisable and expired on the earlier of two years from the date of issuance or the closing date of Saba's initial public offering. The fair value of these warrants was insignificant at the issuance date. These warrants were exercised in fiscal 2000 prior to Saba's initial public offering.

    In June 1999, Saba issued warrants to purchase 80,296 shares of series C convertible preferred stock at $3.05 per share to a lessor in connection with obtaining a lease line of credit. The warrants were immediately exercisable and expired on April 7, 2003. The fair value of the warrants, approximately $160,000, is being amortized as additional interest expense over the forty-two month term of the lease agreement. These warrants were exercised in fiscal 2001 through a net exercise for common stock of 71,104 shares.

    In December 1999, Saba issued a warrant to a customer to purchase 23,930 shares of common stock. The warrant was exercisable on January 31, 2000, has a term of three years, and an exercise price of $13.50 per share. The $99,000 value of the warrant, determined using the Black-Scholes option-pricing model, was recorded as an offset to revenues earned from the customer. The warrant remained outstanding at May 31, 2001.

    In January 2000, Saba issued a warrant to an existing investor to purchase 100,000 shares of common stock at an exercise price of $0.01 per share. The warrant was issued as a financing cost of the Series D preferred stock, was immediately exercisable and expired on January 31, 2000. The $1.2 million value of the warrant, determined using the Black-Scholes option-pricing model, was accounted for as an increase and immediate reduction of additional paid-in capital. The warrant was exercised in January 2000.

    In May 2001 as partial consideration for a retained executive search, Saba issued a warrant to a third-party to purchase 76,667 shares of common stock at an exercise price of $21.13 per share. The warrant was immediately exercisable and expires on October 13, 2003. The $1.2 million value of the warrant, determined using the Black-Scholes option-pricing model, was accounted for as an increase in other stock charges and additional paid-in capital. The warrant remained outstanding at May 31, 2001.

Employee Stock Purchase Plan

    The Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "ESPP") in January 2000 that was effective upon the completion of Saba's initial public offering. A total of 2,000,000 shares of common stock was reserved for issuance under the ESPP. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba's common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. During fiscal 2001, 154,428 shares were issued under the ESPP. As of May 31, 2001, 1,845,572 shares were available for issuance under the ESPP.

Stock Option Plan

    Under the 1997 Stock Option Plan, as amended, (the "1997 Plan"), Saba may grant options to purchase up to 10,815,550 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant. Options generally vest over four years.

    In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") and reserved 6,000,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Option Plan. The 2000 Plan also provides for automatic grants to non-employee directors.

    During fiscal 2000, Saba granted options to advisory board members with vesting provisions based on service. During the third quarter of fiscal 2000, Saba recognized $457,000 in expense related to the value of the vested options. In March 2000, Saba fully accelerated the vesting of these options and recognized an additional $1.0 million in stock compensation expense. In fiscal 1999, Saba granted options to non-employees for services performed and to be performed after the date of the grant. In connection with these option grants, Saba recognized expense of $8,000 in fiscal 1999, based on the options' fair value, determined using the Black-Scholes option-pricing model.

    During fiscal 2001, Saba granted to non-employees for services performed and to certain advisory board members stock options to purchase 48,412 shares of Saba common stock at exercise prices that range from $0.30 to $16.38 per share. In connection with these option grants, Saba recognized expense of $528,000 in fiscal 2001, based on the options' fair value, determined using the Black-Scholes option-pricing model.

    Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Balance, May 31, 1998	2,965,000	$0.05
Granted	3,060,500	0.07
Canceled	(286,000)	0.06

Balance, May 31, 1999	5,739,500	0.06
Granted	5,138,725	5.08
Exercised	(2,586,170)	1.18
Canceled	(904,251)	1.48

Balance, May 31, 2000	7,387,804	3.38
Granted	8,234,466	13.85
Exercised	(1,661,905)	0.59
Repurchased	(225,000)	0.30
Canceled	(3,014,709)	8.27

Balance, May 31, 2001	10,720,656	10.39

    Additional information regarding options outstanding as of May 31, 2001 is as follows:

		Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable Number	Weighted-Average Exercise Price
$0.05—3.78	3,409,861	7.2	$1.26	829,932	$0.34
5.36—7.13	1,641,151	5.4	6.62	130,789	5.50
9.84—12.00	1,775,740	4.6	10.26	364,629	10.38
13.98—16.38	1,381,844	5.2	14.96	34,100	14.86
20.13—21.13	1,974,460	4.9	21.08	82,075	21.11
$27.25—29.38	537,600	4.7	29.22	—	—

	10,720,656	5.4	$10.39	1,441,525	$4.87

    At May 31, 2001, 1,597,334 shares were available for future grant under the 1997 Plan and 2000 Plan.

Shares of Common Stock Reserved for Future Issuance

    Saba has reserved shares of common stock for issuance as follows at May 31, 2001:

Stock options outstanding	10,720,656
Stock options available for future grant	1,597,334
Employees stock purchase plan	1,845,572
Warrants to purchase common stock	100,597

14,264,159

    Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba's common stock on the grant date for certain stock options granted to employees. In the absence of a public market for Saba's common stock, the deemed fair value was based on the price per share of recent convertible preferred stock financings, less a discount to give effect to the superior rights of the convertible preferred stock. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $13.5 million for fiscal 2001, $13.6 million for fiscal 2000 and $189,000 for fiscal 1999. While no additional deferred stock compensation was recorded in fiscal 2001, a decrease in deferred stock compensation of $3.6 million was recorded to reflect the reduction in deferred stock compensation relating to the cancellation of stock options.

Pro Forma Disclosures of the Effect of Deferred Stock Compensation

    Pro forma information regarding net loss and net loss per share, which is required by SFAS 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted during fiscal 1999 reported below has been estimated at the date of grant using the Minimum Value option-pricing model. The fair value of options granted in 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected life (in years)	5	5	5
Risk-free interest rate	5.0%	5.5%	5.5%
Volatility	0.60	0.60	N/A
Dividend yield	0%	0%	0%

    The weighted-average fair value of options granted for fiscal 2001 was $15.20, for fiscal 2000 was $1.47 and for fiscal 1999 was $0.44.

    Had compensation cost for Saba's stock compensation plans been determined using the fair value at the grant dates for awards under these plans calculated using the methods required by SFAS 123, Saba's historical net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	May 31,
	2001	2000	1999
Net loss—pro forma	$(69,893)	$(54,887)	$(10,857)

Net loss per share—pro forma	$(1.66)	$(2.96)	$(0.84)

    The pro forma impact of options on the net loss for fiscal 2001 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

7.  Income Taxes

    The provision for income taxes of $69,000 for fiscal 2001 is comprised entirely of income taxes related to foreign operations. There is no provision for income taxes for fiscal 2000 and 1999.

    Pretax income (loss) from foreign operations was approximately $(3.8) million, $(2.4) million, and $96,000 for fiscal 2001, 2000 and 1999, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	May 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$32,609	$13,781
Deferred revenue	4,100	3,316
Accruals and reserves	2,502	1,992
Property, equipment and purchased intangible assets	1,698	-
Other	663	-

	41,572	19,089
Valuation allowance	(39,876)	(19,089)

Total deferred tax assets	$1,696	$-
Deferred tax liabilities:
Purchased intangible assets	(1,696)	-

Net deferred tax assets	$-	$-

    Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $20.8 million and $14.2 million in fiscal 2001 and 2000, respectively.

    A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	May 31,
	2001	2000	1999
U.S. federal taxes (benefit) at statutory rate	$(21,953)	$(17,693)	$(3,690)
Net operating loss and temporary differences for which no benefit was realized	16,229	12,436	3,671
Stock related charges	4,304	5,203	-
Unbenefitted foreign losses	1,320	-	-
Nondeductible expenses	169	-	-
Other	-	54	19

Total	$69	$-	$-

    As of May 31, 2001, Saba had net operating loss carryforwards for federal and state tax purposes of approximately $82.5 million and $62.5 million, respectively. These federal and state carryforwards expire in fiscal 2006 through 2021. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss carryforwards before utilization.

8.  Retirement Plan

    Saba has established the Saba Software 401(k) Plan (the "401(k) Plan") under section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings subject to an annual contribution limit. Saba may also make matching contributions equal to a discretionary percentage of the employees' deferral. To date, no matching contributions have been made.

9.  Segment Information

    Saba operates primarily in a single operating segment, providing software and services for the human capital development and management market.

Geographic Information

    Saba operates in the United States, Europe and Asia-Pacific. Approximately 24% of revenues were derived from outside the United States in fiscal 2001, of which 22% were derived from Europe. In fiscal 2000, approximately 10% of revenues were derived from outside North America. In fiscal 1999, less than 10% of revenues were derived from outside North America. At May 31, 2001 and 2000, less than 10% of Saba's assets were located outside the United States.

Major Customers

    For fiscal 2001 and 2000, no customer accounted for 10% of revenues. For fiscal 1999, three customers accounted for 35%, 20% and 11% of revenues.

10. Litigation

    Saba is party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on Saba's consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Saba.

11. Acquisitions

    In March 2001, Saba completed its acquisition of Human Performance Technologies, Inc., a leading provider of processes and training for human performance management. In consideration for Human Performance Technologies, Inc., Saba issued approximately 514,000 shares of Saba's common stock with a fair value of approximately $3.7 million, paid $466,000 in cash and assumed net liabilities of $396,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities have been included in Saba's consolidated financial statements as of March 28, 2001 and the results of operations of Human Performance Technologies, Inc. have been included thereafter. The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $4.6 million, which has been allocated to other intangible assets.

    On June 15, 2001, Saba completed its acquisition of Ultris, Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris, Inc., Saba issued 1.0 million shares of common stock. The acquisition was accounted for using the purchase method of accounting for business combinations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNWERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

      2.  Financial Statement Schedules

    All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

      3.  Index to Exhibits

    See Index to Exhibits on page 62.

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.
	By:	/s/ BOBBY YAZDANI Bobby Yazdani Chief Executive Officer
Dated: August 29, 2001

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	August 29, 2001
/s/ TERRY CARLITZ Terry Carlitz	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 29, 2001
/s/ DOUGLAS ALLRED Douglas Allred	Director	August 29, 2001
/s/ ROBERT COHN Robert Cohn	Director	August 29, 2001
/s/ JOSEPH COSTELLO Joseph Costello	Director	August 29, 2001

/s/ JOSEPH KIANI Joseph Kiani	Director	August 29, 2001
/s/ MICHAEL MORITZ Michael Moritz	Director	August 29, 2001

Joseph Costello

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.
3.2(2)	Amended and Restated Bylaws of the Company as effective as of April 12, 2000.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10.2(3)	1997 Stock Incentive Plan.
10.3(3)	Form of 2000 Stock Incentive Plan.
10.4(3)	Form of 2000 Employee Stock Purchase Plan.
10.5(3)	Third Amended and Restated Investors' Rights Agreement.
10.6(3)	Forms of Restricted Stock Purchase Agreements.
10.7(3)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company's Redwood Shores, California headquarters.
10.8(3)	Stock Purchase and Master Strategic Relationship Agreement dated March 31, 2000 between the Company and SingTel Ventures (Cayman) Pte Limited.
21.1	List of Subsidiaries of Saba.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney. Reference is made to page 60.

(1)
Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)
Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(3)
Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-95761).

QuickLinks

PART I FORWARD-LOOKING INFORMATION
ITEM 1: BUSINESS
ITEM 2: PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 6: SELECTED FINANCIAL DATA
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SABA SOFTWARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
SABA SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SABA SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
SABA SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SABA SOFTWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11: EXECUTIVE COMPENSATION
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNWERS AND MANAGEMENT
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX