Form 10-Q
period 2001-08-31
SABA SOFTWARE INC
filed 2001-10-15
CIK 1070380

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On September 30, 2001, 47,643,586 shares of the Company's Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED AUGUST 31, 2001
INDEX

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 31, 2001	May 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,153	$11,833
Short-term investments	14,636	22,500
Accounts receivable, net	11,277	19,079
Prepaid expenses and other current assets	1,048	1,406

Total current assets	43,114	54,818
Property and equipment, net	7,432	7,997
Goodwill, net	7,211	—
Purchased intangible assets, net and other assets	5,998	5,296

Total assets	$63,755	$68,111

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,117	$4,479
Accrued expenses	11,168	12,870
Deferred revenue	12,466	16,900
Current portion of capital lease obligations	1,693	1,613

Total current liabilities	27,444	35,862
Deferred revenue	224	506
Notes payable and other long-term liabilities	2,343	2,107
Capital lease obligations, less current portion	1,283	1,677

Total liabilities	31,294	40,152
Stockholders' equity:
Preferred stock	—	—
Common stock	47	46
Additional paid-in capital	182,013	165,858
Deferred stock compensation	(7,947)	(7,448)
Notes receivable from stockholders	(744)	(806)
Treasury stock	(101)	(67)
Accumulated deficit	(140,854)	(129,655)
Accumulated other comprehensive income	47	31

Total stockholders' equity	32,461	27,959

Total liabilities and stockholders' equity	$63,755	$68,111

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended August 31,
	2001	2000
Revenues:
License	$7,008	$4,420
Services	7,485	5,628

Total revenues	14,493	10,048
Cost of revenues:
Cost of license	59	3
Cost of services	4,179	4,923
Amortization of acquired developed technology	372	—

Total cost of revenues	4,610	4,926

Gross profit	9,883	5,122
Operating expenses:
Research and development	4,125	5,563
Sales and marketing	9,612	12,229
General and administrative	1,991	2,532
Amortization of deferred stock compensation and other stock charges	2,294	5,001
Amortization of goodwill and purchased intangible assets	907	—
Acquired in-process research and development	2,199	—

Total operating expenses	21,128	25,325

Loss from operations	(11,245)	(20,203)
Interest income and other, net	71	1,104

Loss before provision for income taxes	(11,174)	(19,099)
Provision for income taxes	25	—

Net loss	$(11,199)	$(19,099)

Basic and diluted net loss per share	$(0.25)	$(0.46)

Shares used in computing basic and diluted net loss per share	45,402	41,674

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended August 31,
	2001	2000
Operating activities:
Net loss	$(11,199)	$(19,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	580
Amortization of goodwill and purchased intangible assets	907	—
Amortization of acquired developed technology	372	—
Acquired in-process research and development	2,199	—
Amortization of deferred stock compensation	2,294	5,001
Changes in operating assets and liabilities:
Accounts receivable	7,771	(5,994)
Prepaid expenses and other current assets	347	(653)
Accounts payable	(2,363)	(640)
Accrued expenses	(1,727)	3,606
Deferred revenue	(4,716)	3,233
Other liabilities	236	378

Net cash used in operating activities	(4,964)	(13,588)
Investing activities:
Purchases of short-term investments	(9,232)	(12,129)
Proceeds from redemptions and maturities of short-term investments	17,143	—
Purchases of property and equipment	(309)	(816)
Increase in other assets	(39)	(4)

Net cash provided by (used in) investing activities	7,563	(12,949)
Financing activities:
Proceeds from issuance of common stock	2,077	44
Repurchase of common stock	(4)	—
Principal payments under capital lease obligations	(384)	(335)
Collections on notes receivable from stockholders	32	—

Net cash provided by (used in) financing activities	1,721	(291)
Increase (decrease) in cash and cash equivalents	4,320	(26,828)
Cash and cash equivalents, beginning of period	11,833	74,033

Cash and cash equivalents, end of period	16,153	47,205
Short-term investments, end of period	14,636	17,022

Total cash, cash equivalents and short-term investments, end of period	$30,789	$64,227

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$669

Common stock issued for acquisition	$14,078	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba's consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2001 has been prepared from Saba's audited consolidated financial statements.

    These unaudited condensed consolidated financial statements should be read in conjunction with Saba's audited consolidated financial statements included in Saba's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2001. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of results for the entire fiscal year ending May 31, 2002 or for any future period.

2.  Basic and Diluted Net Loss Per Share

    Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

    The calculations of historical basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended August 31,
	2001	2000
Net loss	$(11,199)	$(19,099)

Weighted-average shares of common stock outstanding	46,888	43,772
Weighted-average shares of common stock subject to repurchase	(1,486)	(2,098)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	45,402	41,674

Basic and diluted net loss per share	$(0.25)	$(0.46)

3.  Comprehensive Loss

    Saba reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." In fiscal 2001, Saba's components of comprehensive loss consist of net loss and foreign currency translation adjustments. For the three months ended August 31, 2001, Saba's components of comprehensive loss consist of net loss, foreign currency translation adjustments and net unrealized gain on available-for-sale securities.

    The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended August 31,
	2001	2000
Net loss	$(11,199)	$(19,099)
Foreign currency translation losses	(31)	(234)
Unrealized gain on investments	47	—

Comprehensive loss	$(11,183)	$(19,333)

4.  Segment Information

    Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

    Saba operates in North America, Europe and Asia-Pacific. Approximately 16% of revenues were derived from outside North America for the three months ended August 31, 2001, as compared to 13% for the three months ended August 31, 2000. At August 31, 2001 and 2000, less than 10% of Saba's assets were located outside North America.

5.  Acquisition of Ultris, Inc.

    On June 15, 2001, Saba completed its acquisition of Ultris, Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris, Inc., Saba issued approximately 1.0 million shares of Saba's common stock, including 198,445 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba's consolidated financial statements as of June 15, 2001 and the results of operations of Ultris, Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris, Inc., represented by the 801,500 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris, Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $9.1 million, of which $7.8 million has been allocated to goodwill, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 198,445 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders' equity and is being amortized by charges to operations over the four-year repurchase period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of human capital development and management infrastructure software and services. Our Internet-based software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their "extended enterprise" of employees, customers, partners and suppliers. Our offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. Human capital development and management solutions help to identify what people know and are capable of doing with their knowledge, identify where and how to enhance the capacity to add value to the organization, and identify ways to maximize the value that is created through increasing the capacity to contribute. Our solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes.

General

    We commenced operations in April 1997 and through March 1998 focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Exchange in December 1999 and our application service provider (ASP) edition of Saba Learning in September 2000, and first shipped our limited release version of Saba Performance in May 2001. To date, we have not generated significant revenues from the Saba Exchange, Saba Learning ASP Edition or Saba Performance.

Sources of Revenues and Revenue Recognition

    To date, we have generated revenues primarily from licensing Saba Learning Enterprise Edition and providing related services, including implementation, consulting, support, hosting and education.

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

    A substantial majority of our licenses entered into from November 30, 1999 to August 31, 2001 include rights to unspecified additional platform versions of our software, extended payment terms and/or services essential to the functionality of the software. For licenses that include rights to unspecified additional platform versions, we recognize license revenues ratably over the period during which we are required to provide the additional platform versions beginning in the month when all other revenue recognition criteria have been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. We anticipate that a substantial majority of our licenses entered into after August 31, 2001 will not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses will be recognized on contract signing if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement.

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

Operating Expenses

    Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges and amortization of purchased intangible assets.

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

    In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $36.5 million as of August 31, 2001. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. During the three months ended August 31, 2001, we also recorded deferred stock compensation of $2.8 million for the intrinsic value of stock subject to repurchase assumed by us in connection with the acquisition of Ultris, Inc. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the restricted stock. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2005.

    Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million. These assets are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Our June 2001 acquisition of Ultris, Inc. resulted in goodwill and purchased intangible assets of $9.1 million. These assets are being amortized on a straight-line basis over their estimated useful lives of 18 months to three years. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 upon our fiscal year beginning June 1, 2002, we will cease amortization of capitalized goodwill and we will utilize the impairment test approach described in SFAS No. 142.

History of Losses

    We have incurred significant losses and negative cash flows from operations since our inception. As of August 31, 2001, we had an accumulated deficit of $140.9 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. Subsequent to August 31, 2001 we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock based compensation and amortization of goodwill and purchased intangible assets. As a result, we expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

    We had 450 full-time employees as of August 31, 2001 and we reduced our employee headcount to approximately 350 at September 30, 2001, excluding terminated employees that remained on our payroll during statutory or other notice periods. Our growth since inception and our recent reductions have placed significant demands on our management and operational resources. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

Limited Operating History

    We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as human capital development and management, electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in prior periods, we do not believe that prior growth rates are sustainable or indicative of our future operating results.

RESULTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

Revenues

    Total revenues increased to $14.5 million for the three months ended August 31, 2001 from $10.0 million for the three months ended August 31, 2000. The growth in revenues period-over-period reflects our relatively early stage of development, expanded international presence and our increased customer base. We do not expect revenues to increase at the same rate in the future. As a percentage of total revenues, revenues from customers outside the United States represented approximately 16% for the three months ended August 31, 2001 and 13% for the three months ended August 31, 2000. During the three months ended August 31, 2001 and 2000, no customer represented more than 10% of our revenues.

    License revenues increased to $7.0 million, or 48% of total revenues, for the three months ended August 31, 2001, from $4.4 million, or 44% of total revenues, for the three months ended August 31, 2000. The increase in the amount of license revenues is primarily attributable to deferred revenue from our increased installed base and sales of licenses to new customers.

    Services revenues increased to $7.5 million, or 52% of total revenues, for the three months ended August 31, 2001, from $5.6 million or 56% of total revenues, for the three months ended August 31, 2000. The increase in dollar amount of services revenues is primarily attributable to increased implementation services, support and education services provided to our new customers and support renewals sold to our increasing installed base.

    The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

    Total cost of revenues decreased to $4.6 million for the three months ended August 31, 2001, from $4.9 million for the three months ended August 31, 2000. The decrease in the amount of cost of revenues is primarily attributable to reduced services personnel. Cost of services revenues represented 56% of services revenues for the three months ended August 31, 2001 and 87% of services revenues for the three months ended August 31, 2000. The decrease in the cost of services as a percentage of services revenues is primarily attributable to improved realization rates of our consultants. While we expect to see some continued improvement in gross margin, there can be no assurance that this will occur and failure to achieve our revenue goals will have a significant adverse impact on gross margin.

    The cost of revenues includes amortization of acquired developed technology from the acquisitions of Human Performance Technologies, Inc. in March 2001 and Ultris, Inc. in June 2001. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year useful life and the developed technology of $1.2 million acquired from Ultris, Inc. is being amortized over a three-year useful life.

Operating Expenses

    Research and development.  Research and development expenses decreased to $4.1 million for the three months ended August 31, 2001, from $5.6 million for the three months ended August 31, 2000. The decrease is primarily attributable to a decrease in the cost of third-party contractors engaged in technical and translation support of our products. To date, all software development costs have been expensed in the period incurred.

    Sales and marketing.  Sales and marketing expenses decreased to $9.6 million for the three months ended August 31, 2001, from $12.2 million for the three months ended August 31, 2000. This decrease is primarily attributable to decreases in spending on advertising and other marketing activities.

    General and administrative.  General and administrative expenses decreased to $2.0 million for the three months ended August 31, 2001, from $2.5 million for the three months ended August 31, 2000. The decrease is primarily attributable to a decrease in the amount of consulting and legal fees.

    Amortization of deferred stock compensation and other stock charges.  During the three months ended August 31, 2001, we recorded deferred stock amortization of $2.3 million. Of this amount, $648,000 is related to the post-acquisition amortization of the deferred compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris, Inc. The estimated intrinsic value of the 198,445 shares subject to repurchase was approximately $2.8 million, which will be amortized over the four-year repurchase period.. During the three months ended August 31, 2000, we recorded deferred stock amortization of $5.0 million.

    Amortization of goodwill and purchased intangible assets.  During the three months ended August 31, 2001, we recorded amortization of goodwill and purchased intangible assets of $907,000 as a result of our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris, Inc. Purchased intangible assets consist of intellectual property, customer base, assembled workforce, and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Goodwill is being amortized on a straight-line basis over its estimated useful life of three years. Upon adoption of SFAS No. 142 during our fiscal year beginning June 1, 2002, we will cease amortization of capitalized goodwill and we will utilize the impairment test approach described in SFAS No. 142.

    Acquired in-process research and development.  Acquired in-process research and development in the three months ended August 31, 2001 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris, Inc. There was no such acquisition activity during the three months ended August 31, 2000. For the acquisition of Ultris, Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development have not achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

    We obtained an independent valuation for the allocation of the purchase price of Ultris, Inc. Values were assigned to acquired developed technology, in-process research and development, goodwill and workforce. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management's estimates of future revenues and operating profits.

    The total charge for in-process research and development in the Ultris acquisition was $2.2 million based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies. This amount was charged to expense in the three months ended August 31, 2001 immediately following the completion of the acquisition.

    Interest income and other, net.  Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net decreased to $71,000 for the three months ended August 31, 2001, from $1.1 million for the three months ended August 31, 2000. The decrease is attributable primarily to a decrease in short-term investments and the decline in short-term interest rates since August 31, 2000.

    Provision for income taxes.  From inception to August 31, 2001, we incurred net losses for federal and state tax purposes. During the three months ended August 31, 2001, we recorded income tax expense of $25,000 relating to our international operations. No income tax expense was recorded in the three months ended August 31, 2000.

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

    We are subject to employer payroll taxes, both domestic and foreign, on employee exercises of non-qualified stock options. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees, measured by the difference between the price of our common stock on the date of exercise and the exercise price. We receive domestic tax deductions for gains realized by domestic employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital when realized. Our results of operations and cash flows could vary significantly from quarter to quarter depending on the number of non-qualified stock options exercised by employees in any quarter and, consequently, the amount of taxes assessed.

    Other factors that could affect our quarterly operating results include those described below and under the caption "Factors That May Affect Future Operating Results:"

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

  •
  technical difficulties or service interruptions of our computer network systems or the Internet generally; and

  •
  the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $125.0 million through August 31, 2001, equipment leases and other debt. As of August 31, 2001, we had outstanding equipment leases and notes payable of $3.3 million, and $30.8 million of cash, cash equivalents and short-term investments.

    Cash used in operating activities was $5.0 million during the three months ended August 31, 2001 and $13.6 million during the three months ended August 31, 2000. Cash used in operating activities during the three months ended August 31, 2001 was primarily attributable to a net loss of $11.2 million, a decrease in deferred revenue of $4.7 million, a decrease in accounts payable of $2.4 million and a decrease in accrued expenses of $1.7 million. This was partially offset by a decrease in accounts receivable of $7.8 million, $2.3 million in amortization of deferred stock compensation and a charge for acquired in-process research and development of $2.2 million. Cash used in operating activities during the three months ended August 31, 2000 was primarily attributable to a net loss of $19.1 million and an increase in accounts receivable of $6.0 million. This was partially offset by an increase in accrued expenses of $3.6 million and an increase in deferred revenue of $3.2 million.

    Cash provided by investing activities during the three months ended August 31, 2001 was primarily attributable to net maturities of short-term investments of $7.9 million. Cash used in investing activities during the three months ended August 31, 2000 was primarily attributable to purchases of short-term investments of $12.1 million.

    Cash provided by financing activities during the three months ended August 31, 2001 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $2.1 million, partially offset by $384,000 for payments on capital lease obligations. Cash used in financing activities during the three months ended August 31, 2000 was primarily attributable to payments on capital lease obligations of $335,000, partially offset by $44,000 for proceeds from the sale of stock under our stock incentive programs.

    At August 31, 2001, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible asset would be presented as a separate line item within the operating section of the statement of operations. We do not expect SFAS No. 141 to have an impact on our consolidated financial position or results of operations. We plan to adopt SFAS No. 142 during our fiscal year beginning June 1, 2002. As such, we will cease amortization of capitalized goodwill as of May 31, 2002 and we will utilize the impairment test approach discussed above.

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

  •
  risks that fluctuations in our quarterly operating results will be significant relative to our revenues; and

  •
  risks that the current economic downturn will continue to negatively impact the demand for our products and services.

    These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

    We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition and Saba Performance, which is in limited release, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation, goodwill and purchased intangible assets that will contribute to our net losses. As of August 31, 2001, we had an aggregate of $7.9 million of deferred compensation and $11.9 million of goodwill and purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

    Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. Subsequent to August 31, 2001 we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to downturns in the United States and/or international economies, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

Our lengthy sales cycle could cause delays in revenue growth

    The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer's decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer's budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related service offerings would seriously harm our revenues and operating margins

    Saba Learning Enterprise Edition and related services accounted for substantially all of our revenues during the first quarter of fiscal 2002. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise Edition or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic conditions

    We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001 which has been further stalled by the recent terrorists attacks. While we expect this economic downturn to continue well into fiscal 2002, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown occurs, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

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

Difficulties we may encounter managing our growth could adversely affect our results of operations

    The expansion and increased complexity of our operations has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. We have expanded the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. In order to compete effectively and to manage future expansion of our operations, if any, we need to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. We have implemented new systems to manage our sales, support and administrative operations. We may find that these systems, our personnel, procedures and controls may be inadequate to support our future operations.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

    International revenues accounted for approximately 16% of our revenues in the first quarter of fiscal 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

  •
  political and social unrest or disturbances;

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

We do not have a disaster recovery plan or back-up system, and a disaster could severely damage our operations

    We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba

Exchange and Saba Learning ASP Edition. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

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

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders

    We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

    In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris, Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development or impaired asset write-offs, or amortization of expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2001, we had an aggregate of $11.9 million of goodwill and purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris, Inc. In addition, acquisitions involve numerous risks, including:

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

    In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against that company. Class-action litigation, if initiated against us, could result in substantial costs and a diversion of management's attention and resources.

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

The anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock

    Our Certificate of Incorporation and Bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Our investments are made in accordance with an investment policy approved by our board of directors. At August 31, 2001, the average maturity of our investment securities was approximately two months. All investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

    All investments are carried at market value, which approximates cost. At August 31, 2001, all of our investments were considered available-for-sale securities and had maturities of one year or less. The weighted average interest rate of our portfolio was approximately 4.2% at August 31, 2001.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 15, 2001, we issued approximately 999,945 shares of our common stock in connection with the acquisition of Ultris, Inc., which includes 198,445 shares subject to repurchase. These shares were issued in accordance with the exemption set forth in Section 4(2) of the Securities and Exchange Act of 1933, as amended. These sales were made without general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

    See Exhibit Index following the signature page.

  b.
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.
Dated: October 15, 2001	By:	/s/ BOBBY YAZDANI Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ TERRY CARLITZ Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.
3.3	(2)	Amended and Restated Bylaws of the Company as effective as of April 12, 2000.
4.1		Reference is made to Exhibits 3.1 and 3.2.
10.1		Credit Agreement dated June 15, 2001 between Wells Fargo Bank and the Company.

(1)
Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)
Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

QuickLinks

QUARTER ENDED AUGUST 31, 2001 INDEX
SABA SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
SABA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
SABA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SABA SOFTWARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURES
EXHIBIT INDEX