Form 10-Q
period 2001-11-30
SABA SOFTWARE INC
filed 2002-01-14
CIK 1070380

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    On December 31, 2001, 48,019,680 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2001
INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 30, 2001	May 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,911	$11,833
Short-term investments	14,859	22,500
Accounts receivable, net	10,566	19,079
Prepaid expenses and other current assets	1,133	1,406

Total current assets	38,469	54,818
Property and equipment, net	6,358	7,997
Goodwill, net	6,565	—
Purchased intangible assets, net and other assets	5,153	5,296

Total assets	$56,545	$68,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,486	$4,479
Accrued expenses	9,439	12,870
Deferred revenue	10,830	16,900
Current portion of capital lease obligations	1,649	1,613

Total current liabilities	24,404	35,862
Deferred revenue	127	506
Notes payable and other long-term liabilities	2,579	2,107
Capital lease obligations, less current portion	930	1,677

Total liabilities	28,040	40,152
Stockholders' equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at November 30, 2001 and May 31, 2001; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at November 30, 2001 and May 31, 2001; 47,888,082 shares issued at November 30, 2001 and 45,997,508 shares issued at May 31, 2001	48	46
Additional paid-in capital	182,723	165,858
Deferred stock compensation	(6,027)	(7,448)
Notes receivable from stockholders	(734)	(806)
Treasury stock: 337,500 shares at November 30, 2001 and 225,000 shares May 31, 2001, at cost	(101)	(67)
Accumulated deficit	(147,547)	(129,655)
Accumulated other comprehensive income	143	31

Total stockholders' equity	28,505	27,959

Total liabilities and stockholders' equity	$56,545	$68,111

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Revenues:
License	$6,764	$5,708	$13,772	$10,128
Services	6,755	7,315	14,240	12,943

Total revenues	13,519	13,023	28,012	23,071

Cost of revenues:
Cost of license	30	5	89	8
Cost of services	3,426	5,553	7,605	10,476
Amortization of acquired developed technology	388	—	760	—

Total cost of revenues	3,844	5,558	8,454	10,484

Gross profit	9,675	7,465	19,558	12,587
Operating expenses:
Research and development	3,883	5,445	8,008	11,008
Sales and marketing	7,691	13,848	17,303	26,077
General and administrative	1,690	2,556	3,681	5,088
Amortization of deferred stock compensation and other stock charges	2,015	4,547	4,309	9,548
Amortization of goodwill and purchased intangible assets	942	—	1,849	—
Acquired in-process research and development	—	—	2,199	—

Total operating expenses	16,221	26,396	37,349	51,721

Loss from operations	(6,546)	(18,931)	(17,791)	(39,134)
Interest (expense) income and other, net	(127)	829	(56)	1,933

Loss before provision for income taxes	(6,673)	(18,102)	(17,847)	(37,201)
Provision for income taxes	20	65	45	65

Net loss	$(6,693)	$(18,167)	$(17,892)	$(37,266)

Basic and diluted net loss per share	$(0.14)	$(0.43)	$(0.39)	$(0.89)

Shares used in computing basic and diluted net loss per share	46,281	42,119	45,891	41,915

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended November 30,
	2001	2000
Operating activities:
Net loss	$(17,892)	$(37,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,827	1,255
Amortization of goodwill and purchased intangible assets	1,849	—
Amortization of acquired developed technology	760	—
Amortization of deferred stock compensation	4,213	9,548
Acquired in-process research and development	2,199	—
Write-off of property and equipment	325	—
Issuance of common stock for services	57	—
Compensation expense resulting from acceleration of vesting of common stock	39	—
Changes in operating assets and liabilities:
Accounts receivable	8,591	(17,173)
Prepaid expenses and other current assets	251	(813)
Accounts payable	(1,994)	(1,232)
Accrued expenses	(3,456)	7,007
Deferred revenue	(6,449)	8,717
Other liabilities	473	508

Net cash used in operating activities	(9,207)	(29,449)
Investing activities:
Purchases of short-term investments	(18,170)	(16,410)
Proceeds from redemptions and maturities of short-term investments	25,845	—
Purchases of property and equipment	(461)	(1,317)
Decrease (increase) in other assets	122	(59)

Net cash provided by (used in) investing activities	7,336	(17,786)
Financing activities:
Proceeds from issuance of common stock	2,692	330
Repurchase of common stock	(4)	—
Principal payments under capital lease obligations	(781)	(629)
Collections on notes receivable from stockholders	42	138

Net cash provided by (used in) financing activities	1,949	(161)
Increase (decrease) in cash and cash equivalents	78	(47,396)
Cash and cash equivalents, beginning of period	11,833	74,033

Cash and cash equivalents, end of period	11,911	26,637
Short-term investments, end of period	14,859	21,342

Total cash, cash equivalents and short-term investments, end of period	$26,770	$47,979

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$1,076

Common stock issued for acquisition	$14,078	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Saba's consolidated financial position, results of operations and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2001 has been prepared from Saba's audited consolidated financial statements.

    These unaudited condensed consolidated financial statements should be read in conjunction with Saba's audited consolidated financial statements included in Saba's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2001. The results of operations for the three and six months ended November 30, 2001 are not necessarily indicative of results for the entire fiscal year ending May 31, 2002 or for any future period.

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

    The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended November 30,		Six months ended November 30,
	2001	2000	2001	2000
Net loss	$(6,693)	$(18,167)	$(17,892)	$(37,266)

Weighted-average shares of common stock outstanding	47,646	44,020	47,336	43,896
Weighted-average shares of common stock subject to repurchase	(1,365)	(1,901)	(1,445)	(1,981)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	46,281	42,119	45,891	41,915

Basic and diluted net loss per share	$(0.14)	$(0.43)	$(0.39)	$(0.89)

3.  Comprehensive Loss

    Saba reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." Saba's components of comprehensive loss consist of net loss, foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

    The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2001	2000	2001	2000
Net loss	$(6,693)	$(18,167)	$(17,892)	$(37,266)
Foreign currency translation losses	109	39	78	39
Unrealized gain (loss) on investments	(13)	(355)	34	(589)

Comprehensive loss	$(6,597)	$(18,483)	$(17,780)	$(37,816)

4.  Segment Information

    Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

    The following tables present revenue and long-lived assets information by geographic area (in thousands):

	Total Revenue		Total Revenue
	Three months ended November 30,		Six months ended November 30,
	2001	2000	2001	2000
United States	$8,066	$10,196	$19,342	$18,208
International	5,453	2,827	8,670	4,863

Total	$13,519	$13,023	$28,012	$23,071

	Long-Lived Assets
	As of November 30,
	2001	2000
United States	$16,528	$7,549
International	444	468

Total	$16,972	$8,017

5.  Legal Matters

    In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased Saba's common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 310 other issuers that have had initial public offerings since 1998. Saba intends to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in Saba's favor, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

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

    We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

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

    A substantial majority of our licenses entered into from November 30, 1999 to August 31, 2001 include rights to unspecified additional platform versions of our software, extended payment terms and/or services essential to the functionality of the software. For licenses that include rights to unspecified additional platform versions, we recognize license revenues ratably over the period during which we are required to provide the additional platform versions beginning in the month when all other revenue recognition criteria have been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. A substantial majority of our licenses entered into after August 31, 2001 do not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses are recognized on contract signing if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement.

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

Operating Expenses

    Our operating expenses are classified into three general operational categories: sales and marketing, research and development and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges and amortization of goodwill and purchased intangible assets.

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

    In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $36.5 million as of

November 30, 2001. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. During the six months ended November 30, 2001, we also recorded deferred stock compensation of $2.8 million for the intrinsic value of stock subject to repurchase assumed by us in connection with the acquisition of Ultris, Inc. These amounts are included as a component of stockholders' equity and are being amortized by charges to operations over the vesting period of the restricted stock. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2005.

    Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million. These assets are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Our June 2001 acquisition of Ultris, Inc. resulted in goodwill and purchased intangible assets of $9.1 million. These assets are being amortized on a straight-line basis over their estimated useful lives of 18 months to three years. Upon adoption of SFAS No. 142 upon our fiscal year beginning June 1, 2002, we will cease amortization of capitalized goodwill and we will utilize the impairment test approach described in SFAS No. 142.

History of Losses

    We have incurred significant losses and negative cash flows from operations since our inception. As of November 30, 2001, we had an accumulated deficit of $147.5 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. During the three months ended November 30, 2001, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock based compensation and amortization of goodwill and purchased intangible assets. With our adoption of SFAS No. 142 beginning June 1, 2002, we will cease amortization of capitalized goodwill and will utilize the impairment test approach described in SFAS No. 142. As a result, we are unable to predict the amount and timing of any impairment write-off. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

    We had 343 full-time employees as of November 30, 2001. Our growth since inception and our recent reductions have placed significant demands on our management and operational resources. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

Revenues

    Total revenues increased to $13.5 million for the three months ended November 30, 2001 from $13.0 million for the three months ended November 30, 2000. For the six months ended November 30, 2001, revenues increased to $28.0 million from $23.1 million for the six months ended November 30, 2000. The growth in revenues period-over-period reflects our relatively early stage of development, expanded international presence and our increased customer base. As a percentage of total revenues, revenues from customers outside the United States represented approximately 40% for the three months ended November 30, 2001 and 22% for the three months ended November 30, 2000. For the six months ended November 30, 2001, revenues from customers outside the United States represented approximately 31% as compared to 21% for the six months ended November 30, 2000. During the three and six months ended November 30, 2001 and 2000, no customer represented more than 10% of our revenues.

    License revenues increased to $6.8 million, or 50% of total revenues, for the three months ended November 30, 2001, from $5.7 million, or 44% of total revenues, for the three months ended November 30, 2000. The increase is primarily attributable to sales of licenses to new customers, which are generally recognized upon contract signing. For the six months ended November 30, 2001, license revenues increased to $13.8 million from $10.1 million for the six months ended November 30, 2000. The increase in the amount of license revenues is primarily attributable to deferred revenue from our increased installed base and sales of licenses to new customers.

    Services revenues decreased to $6.8 million, or 50% of total revenues, for the three months ended November 30, 2001, from $7.3 million or 56% of total revenues, for the three months ended November 30, 2000. The decrease in the dollar amount of services revenues is due to decreased implementation services, partially offset by an increase in support and education services provided to our new customers and support renewals sold to our increasing installed base. For the six months ended November 30, 2001, services revenues increased to $14.2 million from $12.9 million for the six months ended November 30, 2000. The increase in the dollar amount of services revenues is primarily attributable to increased support and education services provided to our new customers and support renewals sold to our increasing installed base. We expect that a growing number of our Saba Learning Enterprise Edition implementations will be performed by third-party consultants contracting directly with the customer.

    The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

    Total cost of revenues decreased to $3.8 million for the three months ended November 30, 2001, from $5.6 million for the three months ended November 30, 2000. For the six months ended November 30, 2001, total cost of revenues decreased to $8.5 million from $10.5 million for the six months ended November 30, 2000. The decreases in the dollar amount of cost of revenues are primarily attributable to reduced services personnel. Cost of services revenues represented 51% of services revenues for the three months ended November 30, 2001 and 76% of services revenues for the three months ended November 30, 2000. For the six months ended November 30, 2001, cost of services revenues represented 53% of services revenues and for the six months ended November 30, 2000, represented 81% of services revenues. The decreases in the cost of services as a percentage of services revenues are primarily attributable to improved realization rates of our consultants. Failure to achieve our revenue goals will have a significant adverse impact on gross margin.

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

Operating Expenses

    Research and development.  Research and development expenses decreased to $3.9 million for the three months ended November 30, 2001, from $5.4 million for the three months ended November 30, 2000. For the six months ended November 30, 2001, research and development expenses decreased to $8.0 million from $11.0 million for the six months ended November 30, 2000. The decreases are primarily attributable to reduced research and development personnel. In addition, there has been a decrease in the cost of third-party contractors engaged in technical and translation support of our products. To date, all software development costs have been expensed in the period incurred.

    Sales and marketing.  Sales and marketing expenses decreased to $7.7 million for the three months ended November 30, 2001, from $13.8 million for the three months ended November 30, 2000. For the six months ended November 30, 2001, sales and marketing expenses decreased to $17.3 million from $26.1 million for the six months ended November 30, 2000. The decreases are primarily attributable to decreases in the number of sales and marketing personnel, as well as decreases in spending on advertising and other marketing activities.

    General and administrative.  General and administrative expenses decreased to $1.7 million for the three months ended November 30, 2001, from $2.6 million for the three months ended November 30, 2000. For the six months ended November 30, 2001, general and administrative expenses decreased to $3.7 million from $5.1 million for the six months ended November 30, 2000. The decreases are primarily attributable to decreases in general and administrative personnel.

    Amortization of deferred stock compensation and other stock charges.  During the three months ended November 30, 2001, we recorded deferred stock amortization and other stock charges of $2.0 million. During the six months ended November 30, 2001, we recorded deferred stock amortization and other stock charges of $4.3 million. Included in these amounts is $538,000 for three months ended November 30, 2001 and $1.2 million for the six months ended November 30, 2001 related to the post-acquisition amortization of the deferred compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris, Inc. The estimated intrinsic value of the 198,445 shares subject to repurchase was approximately $2.8 million, which is being amortized over the four-year repurchase period. During the three months ended November 30, 2000, we recorded deferred stock amortization of $4.5 million. During the six months ended November 30, 2000, we recorded deferred stock amortization of $9.5 million.

    Amortization of goodwill and purchased intangible assets.  During the three months ended November 30, 2001, we recorded amortization of goodwill and purchased intangible assets of $942,000 as a result of our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris, Inc. During the six months ended November 30, 2001, amortization of goodwill and purchased intangible assets for these acquisitions was $1.8 million. Purchased intangible assets consist of intellectual property, customer base, assembled workforce, and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Goodwill is being amortized on a straight-line basis over its estimated useful life of three years. Upon adoption of SFAS No. 142 during our fiscal year beginning June 1, 2002, we will cease amortization of capitalized goodwill and we will utilize the impairment test approach described in SFAS No. 142.

    Acquired in-process research and development.  Acquired in-process research and development in the six months ended November 30, 2001 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris, Inc. The total charge for in-process research and development in the Ultris, Inc. acquisition was $2.2 million based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies. This amount was charged to expense in the three months ended August 31, 2001 immediately following the completion of the acquisition. There was no acquisition activity during the three months ended November 30, 2001 and the six months ended November 30, 2000.

    For the acquisition of Ultris, Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development had not yet achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

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

    Interest (expense) income and other, net.  Interest (expense) income and other, net consists of interest income, interest expense and other non-operating expenses. Interest (expense) income and other, net decreased to an expense of $127,000 for the three months ended November 30, 2001, from income of $829,000 for the three months ended November 30, 2000. For the six months ended November 30, 2001, interest (expense) income and other, net decreased to an expense of $56,000, from income of $1.9 million for the six months ended November 30, 2000. The decreases are attributable primarily to decreases in short-term investments and the decline in short-term interest rates since November 30, 2000, as well as the impact of the write-off of an equity investment in a privately held company.

    Provision for income taxes.  From inception to November 30, 2001, we incurred net losses for federal and state tax purposes. During the three months ended November 30, 2001, we recorded income tax expense of $20,000 as compared to $65,000 for the three months ended November 30, 2000. For the six months ended November 30, 2001, we recorded income tax expense of $45,000 as compared to $65,000 for the six months ended November 30, 2000. The income tax expense consists primarily of domestic minimum taxes and foreign income tax expense incurred as a result of local country profits.

    Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall. We anticipate that our sales will continue to have long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $125.6 million through November 30, 2001, equipment leases and other debt. As of November 30, 2001, we had $26.8 million of cash, cash equivalents and short-term investments and outstanding equipment leases and notes payable of $2.9 million.

    Cash used in operating activities was $9.2 million during the six months ended November 30, 2001 and $29.4 million during the six months ended November 30, 2000. Cash used in operating activities during the six months ended November 30, 2001 was primarily attributable to a net loss of $17.9 million, a decrease in deferred revenue of $6.4 million, a decrease in accrued expenses of $3.5 million and a decrease in accounts payable of $2.0 million. This was partially offset by a decrease in accounts receivable of $8.6 million, $4.2 million in amortization of deferred stock compensation, a charge for acquired in-process research and development of $2.2 million and $1.8 million in amortization of goodwill and purchased intangible assets. Cash used in operating activities during the six months ended November 30, 2000 was primarily attributable to a net loss of $37.3 million, an increase in accounts receivable of $17.2 million and a decrease in accounts payable of $1.2 million. This was partially offset by $9.5 million in amortization of deferred stock compensation, an increase in deferred revenue of $8.7 million and an increase in accrued expenses of $7.0 million.

    Cash provided by investing activities during the six months ended November 30, 2001 was primarily attributable to net maturities of short-term investments of $7.7 million. Cash used in investing activities during the six months ended November 30, 2000 was primarily attributable to purchases of short-term investments of $16.4 million.

    Cash provided by financing activities during the six months ended November 30, 2001 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $2.7 million, partially offset by $781,000 for payments on capital lease obligations. Cash used in financing activities during the six months ended November 30, 2000 was primarily attributable to payments on capital lease obligations of $629,000, partially offset by $330,000 for proceeds from the sale of stock under our stock incentive programs.

    At November 30, 2001, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite-lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible assets would be presented as a separate line item within the operating section of the statement of operations. We do not expect SFAS No. 141 to have an impact on our consolidated financial position or results of operations. We plan to adopt SFAS No. 142 during our fiscal year beginning June 1, 2002. As such, we will cease amortization of capitalized goodwill as of May 31, 2002, and we will utilize the impairment test approach discussed above.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning June 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning June 1, 2002. We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

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

  •
  risks that our new products, such as Saba Performance and Saba Content, will fail to achieve market acceptance;

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

    We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition, Saba Performance, which is in limited release, and Saba Content and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation, goodwill and purchased intangible assets that will contribute to our net losses. As of

November 30, 2001, we had an aggregate of $6.0 million of deferred compensation and $10.6 million of goodwill and purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

    Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During the three months ended November 30, 2001, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to downturns in the United States and/or international economies, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related service offerings would seriously harm our revenues and operating margins

    Saba Learning Enterprise Edition and related services accounted for substantially all of our revenues in the six months ended November 30, 2001. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba

Learning Enterprise Edition or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic and political conditions

    We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001, which has been further stalled by the recent terrorists attacks. While we expect this economic downturn to continue well into fiscal 2002, there can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we are seeing an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

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

Difficulties we may encounter managing our growth could adversely affect our results of operations

    The expansion and increased complexity of our operations has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. We have expanded the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. In order to compete effectively and to manage future expansion of our operations, if any, we need to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. We have implemented new systems to manage our sales, support and administrative operations. We may find that these systems, our personnel, procedures and controls are inadequate to support our future operations.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

    International revenues accounted for approximately 40% of our revenues in the three months ended November 30, 2001 and approximately 31% of our revenues in the six months ended November 30, 2001. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our market is subject to rapid technological change and to compete, we must continually enhance our products and services

    We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. For example, as the market for human capital development and management evolves, we intend to develop and introduce new products and enhancements to existing products that address the requirements of this market. In this regard, we recently commenced sales of Saba Learning ASP Edition, Saba Content and the limited release version of Saba Performance. There is no assurance that these products will achieve market acceptance. In addition, the development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenues and expand our business.

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

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations

    We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba Exchange and Saba Learning ASP Edition. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

    In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris, Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development or impaired asset write-offs, or amortization of expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2001, we had an aggregate of $10.6 million of goodwill and purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris, Inc. In addition, acquisitions involve numerous risks, including:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. Such factors include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Canadian Dollars and Euros. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

    Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

    Our investments are made in accordance with an investment policy approved by our board of directors. At November 30, 2001, the average maturity of our investment securities was approximately five months. The majority of our investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

    All investments are carried at market value, which approximates cost. At November 30, 2001, all of our investments were considered available-for-sale securities and the majority had maturities of one year or less. The weighted average interest rate of our portfolio was approximately 3.8% at November 30, 2001.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba's initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Substantially similar complaints have been filed against over 310 other issuers that have had initial public offerings since 1998. We intend to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

    We are also party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Saba held its Annual Meeting of Stockholders on November 8, 2001. Of the 47,560,326 shares outstanding as of the record date, 30,903,024 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

(1)
Election of Directors. To elect two Class I Directors to serve until the 2004 annual meeting of stockholders or until their respective successors have been elected or appointed. The results of the vote on this action were as follows:

	For	Against	Abstain	Non-Vote
Robert Cohn	30,820,536	0	82,488	0
Joe Kiani	30,818,052	0	84,972	0
(2)
Ratification of the Appointment of Independent Auditors. To ratify the appointment by the board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending May 31, 2002. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
30,824,908	33,845	44,271	0

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

    See Exhibit Index following the signature page.

  b.
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.
Dated: January 14, 2002	By:	/s/ Bobby Yazdani Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Terry Carlitz Chief Financial Officer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.
3.3(2)	Amended and Restated Bylaws of the Company as effective as of April 12, 2000.
4.1	Reference is made to Exhibits 3.1 and 3.2.

(1)
Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)
Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

QuickLinks

SABA SOFTWARE, INC. FORM 10-Q
QUARTER ENDED NOVEMBER 30, 2001 INDEX
  PART I: FINANCIAL INFORMATION
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
SABA SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX