Form 10-Q
period 2002-02-28
SABA SOFTWARE INC
filed 2002-04-15
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

0-19395
(Commission File number)

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3267638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Bridge Parkway,
Redwood Shores, CA	94065-1166
(Address of principal executive offices)	(Zip Code)

(650) 696-3840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On March 31, 2002, 48,159,154 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2002
INDEX

PART 1: FINANCIAL INFORMATION

Item 1.    Financial Statements

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	FEBRUARY 28, 2002	MAY 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$10,983	$11,833
Short-term investments	13,241	22,500
Accounts receivable, net	9,793	19,079
Prepaid expenses and other current assets	1,006	1,406
Total current assets	35,023	54,818
Property and equipment, net	5,597	7,997
Goodwill, net	5,919	—
Purchased intangible assets, net and other assets	4,336	5,296
Total assets	$50,875	$68,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,762	$4,479
Accrued expenses	8,107	12,870
Deferred revenue	9,352	16,900
Current portion of capital lease obligations	1,551	1,613
Total current liabilities	20,772	35,862
Deferred revenue	130	506
Notes payable and other long-term liabilities	2,776	2,107
Capital lease obligations, less current portion	619	1,677
Total liabilities	24,297	40,152

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at February 28, 2002 and May 31, 2001; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at February 28, 2002 and May 31, 2001; 48,141,407 shares issued at February 28, 2002 and 45,997,508 shares issued at May 31, 2001	48	46
Additional paid-in capital	183,035	165,858
Deferred stock compensation	(4,488)	(7,448)
Notes receivable from stockholders	(637)	(806)
Treasury stock: 337,500 shares at February 28, 2002 and 225,000 shares at May 31, 2001, at cost	(101)	(67)
Accumulated deficit	(151,334)	(129,655)
Accumulated other comprehensive income	55	31
Total stockholders’ equity	26,578	27,959
Total liabilities and stockholders’ equity	$50,875	$68,111

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED FEBRUARY 28,		NINE MONTHS ENDED FEBRUARY 28,
	2002	2001	2002	2001
Revenues:
License	$6,213	$6,896	$19,985	$17,024
Services	6,641	7,627	20,881	20,570
Total revenues	12,854	14,523	40,866	37,594

Cost of revenues:
Cost of license	38	12	127	20
Cost of services	2,815	5,674	10,420	16,150
Amortization of acquired developed technology	388	—	1,148	—
Total cost of revenues	3,241	5,686	11,695	16,170
Gross profit	9,613	8,837	29,171	21,424

Operating expenses:
Research and development	3,331	4,534	11,339	15,542
Sales and marketing	6,135	13,973	23,438	40,050
General and administrative	1,416	2,541	5,097	7,629
Amortization of deferred stock compensation and other stock charges	1,539	3,273	5,848	12,821
Amortization of goodwill and purchased intangible assets	904	—	2,753	—
Acquired in-process research and development	—	—	2,199	—
Total operating expenses	13,325	24,321	50,674	76,042
Loss from operations	(3,712)	(15,484)	(21,503)	(54,618)
Interest (expense) income and other, net	(7)	406	(63)	2,339
Loss before provision for income taxes	(3,719)	(15,078)	(21,566)	(52,279)
Provision for income taxes	68	—	113	65
Net loss	$(3,787)	$(15,078)	$(21,679)	$(52,344)

Basic and diluted net loss per share	$(0.08)	$(0.35)	$(0.47)	$(1.24)
Shares used in computing basic and diluted net loss per share	46,832	42,863	46,202	42,243

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended February 28,
	2002	2001
Operating activities:
Net loss	$(21,679)	$(52,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,618	2,029
Amortization of goodwill and purchased intangible assets	2,753	—
Amortization of acquired developed technology	1,148	—
Amortization of deferred stock compensation	5,752	12,821
Acquired in-process research and development	2,199	—
Write-off of property and equipment	325	—
Issuance of common stock for services	57	—
Compensation expense resulting from acceleration of vesting of common stock	39	—

Changes in operating assets and liabilities:
Accounts receivable	9,300	(8,677)
Prepaid expenses and other current assets	367	(249)
Accounts payable	(2,671)	(1,396)
Accrued expenses	(4,835)	6,745
Deferred revenue	(7,924)	5,320
Other liabilities	670	622
Net cash used in operating activities	(11,881)	(35,129)

Investing activities:
Purchases of short-term investments	(21,686)	(35,382)
Proceeds from redemptions and maturities of short-term investments	30,955	16,092
Purchases of property and equipment	(480)	(1,624)
Decrease (increase) in other assets	293	(140)
Net cash provided by (used in) investing activities	9,082	(21,054)

Financing activities:
Proceeds from issuance of common stock	3,004	2,713
Repurchase of common stock	(4)	—
Principal payments under capital lease obligations	(1,190)	(977)
Collections on notes receivable from stockholders	139	182
Net cash provided by financing activities	1,949	1,918

Decrease in cash and cash equivalents	(850)	(54,265)
Cash and cash equivalents, beginning of period	11,833	74,033
Cash and cash equivalents, end of period	10,983	19,768
Short-term investments, end of period	13,241	24,226
Total cash, cash equivalents and short-term investments, end of period	$24,224	$43,994

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$1,737
Common stock issued for acquisition	$14,078	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (Saba) and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Saba’s consolidated financial position, results of operations and cash flows as of and for the dates and periods presented. The condensed consolidated balance sheet as of May 31, 2001 has been prepared from Saba’s audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2001. The results of operations for the three and nine months ended February 28, 2002 are not necessarily indicative of results for the entire fiscal year ending May 31, 2002 or for any future period.

2.             Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted–average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti–dilutive.

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended February 28,		Nine months ended February 28,
	2002	2001	2002	2001
Net loss	$(3,787)	$(15,078)	$(21,679)	$(52,344)
Weighted-average shares of common stock outstanding	48,036	44,604	47,567	44,144
Weighted-average shares subject to repurchase	(1,204)	(1,741)	(1,365)	(1,901)
Weighted-average shares of common stock used in computing basic and diluted net loss per share	46,832	42,863	46,202	42,243
Basic and diluted net loss per share	$(0.08)	$(0.35)	$(0.47)	$(1.24)

3.        Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Saba’s components of comprehensive loss consist of net loss, foreign currency translation adjustments and net unrealized gain (loss) on available-for-sale securities.

The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2002	2001	2002	2001
Net loss	$(3,787)	$(15,078)	$(21,679)	$(52,344)
Foreign currency translation loss	(64)	577	14	(12)
Unrealized gain (loss) on investments	(24)	4	10	43
Comprehensive loss	$(3,875)	$(14,497)	$(21,655)	$(52,313)

4.                        Segment Information

Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area (in thousands):

	Total Revenue		Total Revenue
	Three months ended February 28,		Nine months ended February 28,
	2002	2001	2002	2001
United States	$9,410	$9,443	$28,752	$27,647
International	3,444	5,080	12,114	9,947
Total	$12,854	$14,523	$40,866	$37,594

	Long-Lived Assets
	As of February 28, 2002	As of May 31, 2001
United States	$14,569	$11,635
International	363	500
Total	$14,932	$12,135

5.                        Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Similar complaints have been filed against over 310 other issuers that have had initial public offerings since 1998. Saba intends to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in Saba’s favor, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of human capital development and management infrastructure software and services. Our software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their “extended enterprise” of employees, customers, partners and suppliers. Our offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. Human capital development and management solutions help to identify what people know and are capable of doing with their knowledge, identify where and how to enhance the capacity to add value to the organization, and identify ways to maximize the value that is created through increasing the capacity to contribute. Our solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2001 describes the significant accounting policies used in preparation of the consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts and the assessment of recoverability of goodwill and purchased intangible assets.

Revenue recognition. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

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

Allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We plan to adopt SFAS No. 142 during our fiscal year beginning June 1, 2002. Under SFAS No. 142, we will be required to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite-lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. As such, we will cease amortization of capitalized goodwill as of May 31, 2002. In addition, we will perform an impairment test at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite-lived intangible assets will be presented as a separate line item within the operating section of the consolidated statement of operations.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $36.5 million through February 28, 2002. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. During the nine months ended February 28, 2002, we also recorded deferred stock compensation of $2.8 million for the intrinsic value of stock subject to repurchase assumed by us in connection with the acquisition of Ultris, Inc. These amounts are included as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the restricted stock. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2005.

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

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of February 28, 2002, we had an accumulated deficit of $151.3 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. While we have in the recent past and may from time to time in the future reduce operating expenses in response to downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock based compensation and amortization of goodwill and purchased intangible assets. With our adoption of SFAS No. 142 beginning June 1, 2002, we will cease amortization of capitalized goodwill and will utilize the impairment test approach described in SFAS No. 142. As a result, we are unable to predict the amount and timing of any impairment write-off. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 335 full-time employees as of February 28, 2002. Despite recent reductions in staffing, we have generally experienced periods of significant expansion of operations that have placed significant demands on our management and operational resources. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

Revenues

Total revenues decreased to $12.9 million for the three months ended February 28, 2002 from $14.5 million for the three months ended February 28, 2001. The decrease is primarily attributable to lower sales of licenses related to the downturn in the economy. As a result of lower license sales, services revenues decreased. For the nine months ended February 28, 2002, revenues increased to $40.9 million from $37.6 million for the nine months ended February 28, 2001. The growth in revenues for the nine-month period ended February 28, 2002 is primarily attributable to recognition of deferred license revenue. As a percentage of total revenues, revenues from customers outside the United States represented approximately 27% for the three months ended February 28, 2002 and 35% for the three months ended February 28, 2001. For the nine months ended February 28, 2002, revenues from customers outside the United States represented approximately 30% as compared to 26% for the nine months ended February 28, 2001. During the three months ended February 28, 2002, one customer represented more than 10% of our revenues. During the nine months ended February 28, 2002 and the three and nine months ended February 28, 2001, no customer represented more than 10% of our revenues.

License revenues decreased to $6.2 million, representing 48% of total revenues, for the three months ended February 28, 2002, from $6.9 million, or 47% of total revenues, for the three months ended February 28, 2001. The decrease in dollar amount of license revenue is primarily attributable to lower sales of licenses. For the nine months ended February 28, 2002, license revenues increased to $20.0 million from $17.0 million for the nine months ended February 28, 2001. The increase in the amount of license revenues is primarily attributable to recognition of deferred license revenue.

Services revenues decreased to $6.6 million, representing 52% of total revenues, for the three months ended February 28, 2002, from $7.6 million, or 53% of total revenues, for the three months ended February 28, 2001. The decrease in the dollar amount of services revenues is due to decreased implementation services as a result of fewer license sales to new customers, partially offset by an increase in support renewals sold to our installed base. For the nine months ended February 28, 2002, services revenues increased to $20.9 million from $20.6 million for the nine months ended February 28, 2001. The increase in the dollar amount of services revenues is primarily attributable to increased support and education services provided to our customers, which was mostly offset by a decrease in implementation services. We expect that a growing number of our Saba Learning Enterprise Edition implementations will be performed by third-party consultants contracting directly with the customer.

The mix of license and services revenues as a percentage of total revenues may vary significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues decreased to $3.2 million for the three months ended February 28, 2002, from $5.7 million for the three months ended February 28, 2001. For the nine months ended February 28, 2002, total cost of revenues decreased to $11.7 million from $16.2 million for the nine months ended February 28, 2001. The decreases in the dollar amount of cost of revenues are primarily attributable to reduced services personnel. Cost of services revenues represented 42% of services revenues for the three months ended February 28, 2002 and 74% of services revenues for the three months ended February 28, 2001. For the nine months ended February 28, 2002, cost of services revenues represented 50% of services revenues and for the nine months ended February 28, 2001, represented 79% of services revenues. The decreases in the cost of services as a percentage of services revenues are primarily attributable to increased billable hours as a percent of total hours, as well as an increased average billing rate of our consultants. Failure to achieve our revenue goals will have a significant adverse impact on gross margin.

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

Operating Expenses

Research and development. Research and development expenses decreased to $3.3 million for the three months ended February 28, 2002, from $4.5 million for the three months ended February 28, 2001. For the nine months ended February 28, 2002, research and development expenses decreased to $11.3 million from $15.5 million for the nine months ended February 28, 2001. The decreases are primarily attributable to reduced research and development personnel. To date, all software development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses decreased to $6.1 million for the three months ended February 28, 2002, from $14.0 million for the three months ended February 28, 2001. For the nine months ended February 28, 2002, sales and marketing expenses decreased to $23.4 million from $40.1 million for the nine months ended February 28, 2001. The decreases are primarily attributable to decreases in the number of sales and marketing personnel, as well as decreases in spending on advertising and other marketing activities.

General and administrative. General and administrative expenses decreased to $1.4 million for the three months ended February 28, 2002, from $2.5 million for the three months ended February 28, 2001. For the nine months ended February 28, 2002, general and administrative expenses decreased to $5.1 million from $7.6 million for the nine months ended February 28, 2001. The decreases are primarily attributable to decreases in general and administrative personnel and bad debt expense.

Amortization of deferred stock compensation and other stock charges. During the three months ended February 28, 2002, we recorded deferred stock amortization and other stock charges of $1.5 million. During the nine months ended February 28, 2002, we recorded deferred stock amortization and other stock charges of $5.8 million. Included in these amounts is $390,000 for three months ended February 28, 2002 and $1.6 million for the nine months ended February 28, 2002 related to the post-acquisition amortization of the deferred compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris, Inc. The estimated intrinsic value of the 198,445 shares subject to repurchase was approximately $2.8 million, which is being amortized over the four-year repurchase period. During the three months ended February 28, 2001, we recorded deferred stock amortization of $3.3 million. During the nine months ended February 28, 2001, we recorded deferred stock amortization of $12.8 million.

Amortization of goodwill and purchased intangible assets. During the three months ended February 28, 2002, we recorded amortization of goodwill and purchased intangible assets of $904,000 as a result of our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris, Inc. During the nine months ended February 28, 2002, amortization of goodwill and purchased intangible assets for these acquisitions was $2.8 million. Purchased intangible assets consist of intellectual property, customer base, assembled workforce, and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Goodwill is being amortized on a straight-line basis over its estimated useful life of three years. Upon adoption of SFAS No. 142 during our fiscal year beginning June 1, 2002, we will cease amortization of capitalized goodwill and we will utilize the impairment test approach described in SFAS No. 142.

Acquired in-process research and development. Acquired in-process research and development in the nine months ended February 28, 2002 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris, Inc. The total charge for in-process research and development in the Ultris, Inc. acquisition was $2.2 million based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies. This amount was charged to expense in the three months ended August 31, 2001 immediately following the completion of the acquisition. There was no acquisition activity during the three and nine months ended February 28, 2001.

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

We obtained an independent valuation for the allocation of the purchase price of Ultris, Inc. Values were assigned to acquired developed technology, in-process research and development, goodwill and workforce. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management’s estimates of future revenues and operating profits.

Interest (expense) income and other, net. Interest (expense) income and other, net consists of interest income, interest expense and other non-operating expenses. Interest (expense) income and other, net decreased to an expense of $7,000 for the three months ended February 28, 2002, from income of $406,000 for the three months ended February 28, 2001. For the nine months ended February 28, 2002, interest (expense) income and other, net decreased to an expense of $63,000, from income of $2.3 million for the nine months ended February 28, 2001. The decreases are attributable primarily to decreases in short-term investments and the decline in short-term interest rates since February 28, 2001.

Provision for income taxes.  From inception to February 28, 2002, we incurred net losses for federal and state tax purposes. During the three months ended February 28, 2002, we recorded income tax expense of $68,000. For the three months ended February 28, 2001, no income tax expense was recorded. For the nine months ended February 28, 2002, we recorded income tax expense of $113,000 as compared to $65,000 for the nine months ended February 28, 2001. The income tax expense consists primarily of domestic minimum taxes and foreign income tax expense incurred as a result of local country profits.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts are difficult to predict, making it difficult to predict revenues between quarters.

We are subject to employer payroll taxes, both domestic and foreign, on employee exercises of non-qualified stock options. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees, measured by the difference between the price of our common stock on the date of exercise and the exercise price. We receive domestic tax deductions for gains realized by domestic employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital when realized. Our taxes and cash flows could vary significantly from quarter to quarter depending on the number of non-qualified stock options exercised by employees in any quarter and, consequently, our results of operations.

Other factors that could affect our quarterly operating results include those described below and under the caption “Factors That May Affect Future Operating Results:”

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $126.0 million through February 28, 2002, equipment leases and other debt. As of February 28, 2002, we had $24.2 million of cash, cash equivalents and short-term investments and outstanding equipment leases and notes payable of $2.4 million.

Cash used in operating activities was $11.9 million during the nine months ended February 28, 2002 and $35.1 million during the nine months ended February 28, 2001. Cash used in operating activities during the nine months ended February 28, 2002 was primarily attributable to a net loss of $21.7 million, which was partially offset by $5.8 million in amortization of deferred stock compensation, $2.8 million in amortization of goodwill and purchased intangible assets and a charge for acquired in-process research and development of $2.2 million. Cash used in operating activities during the nine months ended February 28, 2001 was primarily attributable to a net loss of $52.3 million, an increase in accounts receivable of $8.7 million and a decrease in accounts payable of $1.4 million. This was partially offset by $12.8 million in amortization of deferred stock compensation, an increase in accrued expenses of $6.7 million and an increase in deferred revenue of $5.3 million.

Cash provided by investing activities during the nine months ended February 28, 2002 was primarily attributable to net redemptions and maturities of short-term investments of $9.3 million. Cash used in investing activities during the nine months ended February 28, 2001 was primarily attributable to net purchases of short-term investments of $19.3 million.

Cash provided by financing activities during the nine months ended February 28, 2002 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $3.0 million, partially offset by $1.2 million for payments on capital lease obligations. Cash provided by financing activities during the nine months ended February 28, 2001 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $2.7 million, partially offset by payments on capital lease obligations of $977,000.

At February 28, 2002, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. In all cases, SFAS No. 142 must be adopted as of the beginning of a fiscal year. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite-lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite-lived intangible assets would be presented as a separate line item within the operating section of the consolidated statement of operations. We do not expect SFAS No. 141 to have an impact on our consolidated financial position or results of operations. We plan to adopt SFAS No. 142 during our fiscal year beginning June 1, 2002. As such, we will cease amortization of capitalized goodwill as of May 31, 2002, and we will utilize the impairment test approach discussed above.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We are required to adopt SFAS No. 143 for our fiscal year beginning June 1, 2003. We are currently assessing the impact, if any, of SFAS No. 143 on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We are required to adopt SFAS 144 for our fiscal year beginning June 1, 2002. We are currently assessing the impact of SFAS 144 on our financial position and results of operations.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition, Saba Performance, which is in limited release, and Saba Content, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation, goodwill and purchased intangible assets that will contribute to our net losses. As of February 28, 2002, we had an aggregate of $4.5 million of deferred compensation and $9.3 million of goodwill and purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. While we have in the recent past and may from time to time reduce operating expenses in response to downturns in the United States or international economies, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related service offerings would seriously harm our revenues and operating margins

Saba Learning Enterprise Edition and related services accounted for a substantial majority of our revenues in the nine months ended February 28, 2002. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise Edition or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic and political conditions

We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001, which has been further stalled by the terrorists attacks in September 2001. There can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we are seeing an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers’ and prospects’ budgets for our products and services, but also they may adversely affect our customers’ ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

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

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives

We believe our future success will depend upon our ability to retain our key management personnel. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future. Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical, sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or been sold restricted stock.

Difficulties we may encounter managing our growth could adversely affect our results of operations

The expansion and increased complexity of our operations has placed a significant strain upon our management systems and resources. If we are unable to manage our expanded operations, our business will be seriously harmed. We have expanded the geographic scope of our customer base and operations. This expansion has resulted and will continue to result in substantial demands on our management resources. In order to compete effectively and to manage future expansion of our operations, if any, we need to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. We have implemented systems to manage our sales, support and administrative operations. We may find that these systems, our personnel, procedures and controls are inadequate to support our future operations.

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

•                  enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules; and

•                  potential customers’ internal development efforts.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for approximately 27% of our revenues in the three months ended February 28, 2002 and approximately 30% of our revenues in the nine months ended February 28, 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

A breach of Internet commerce security measures could reduce demand for our products and services

A requirement of the continued growth of Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of Saba Learning ASP Edition or hosted versions of Enterprise Edition, Saba Exchange or on our customers’ networks, or well-publicized security breaches affecting the Internet in general, could significantly harm our growth and revenues. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on Saba Learning ASP Edition or hosted versions of Enterprise Edition, Saba Exchange or within our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other on-line transactions and the privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris, Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of February 28, 2002, we had an aggregate of $9.3 million of goodwill and purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris, Inc. In addition, acquisitions involve numerous risks, including:

•                  difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•                  the diversion of management’s attention from other business concerns;

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

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

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

Our investments are made in accordance with an investment policy approved by our board of directors. At February 28, 2002, the average maturity of our investment securities was approximately three months. The majority of our investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds and commercial paper, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At February 28, 2002, all of our investments were considered available-for-sale securities and the majority had maturities of one year or less. The weighted average interest rate of our portfolio was approximately 2.5% at February 28, 2002.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court of the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class or certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. Similar complaints have been filed against over 310 other issuers that have had initial public offerings since 1998. We intend to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in our favor, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

SABA SOFTWARE, INC.

Dated: April 15, 2002	By:	/s/ Bobby Yazdani
Chairman of the Board of Directors

	By:	/s/ Terry Carlitz
Chief Financial Officer and
Director (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.

3.3 (2)	Amended and Restated Bylaws of the Company as effective as of April 12, 2000.

4.1	Reference is made to Exhibits 3.1 and 3.2.

(1) Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2) Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.