Form 10-K
period 2002-05-31
SABA SOFTWARE INC
filed 2002-08-29
CIK 1070380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(650) 696-3840
(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2002 was approximately $95,321,909 (based on a closing sale price of $2.43 per share as reported for the NASDAQ National Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 31, 2002 was 48,488,021.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, statements regarding competition and the merit of claims in litigation, (ii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs, (iii) in Item 3, statements regarding the resolution and effect of pending litigation, (iv) in Item 5, statements regarding payment of cash dividends in the future, and (v) in Item 7, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, impact of SFAS No. 143, 144 and 146 and EITF No. 01-14, and the significance of Saba Learning Enterprise Edition and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q.

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

Our offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. The Saba solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes. Organizations implementing Saba solutions can automate competency targeting and assessment, development planning, learning and knowledge content creation and delivery, resource allocation, performance management and reporting.

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

Saba Performance

Saba Performance is a globally scalable performance management system designed to allow an organization to quickly and effectively execute business strategies by automating key business processes. With Saba Performance users can set, align and track business goals; assess performance, competency and certification requirements against those goals; plan development activities to meet those requirements; track, and provide feedback on, individual progress across the extended enterprise and measure business and individual performance improvement before repeating the performance management cycle. Saba Performance is currently in limited release.

Saba Exchange

Saba Exchange is designed to enable enterprises and learning providers to buy and sell learning and knowledge content and to promote informal learning and collaboration within communities of practice. Saba Exchange has broad functionality, including search capability for thousands of publicly available learning offerings by competency, certification, role, industry, geography, language, provider and delivery method; and community features such as chat rooms and discussion groups.

Saba Content

Saba Content is an enterprise-scale Learning Content Management Server (LCMS), that manages the processes and procedures of authoring, deploying, storing and managing learning content. A robust learning object repository, Saba Content is standards-compliant and supports major learning content formats. Integrating with industry-leading authoring tools such as Saba Publisher and Dreamweaver, Saba Content provides import wizards that power efficiency gains for those of our customers who create their own content. Saba Content supports many multimedia formats.

Saba Publisher

Saba Publisher is a content creation software product that enables quick and easy creation of standards-compliant learning content. Through a simple and intuitive interface, Saba Publisher empowers users with no programming experience to create media-rich, interactive learning content. Saba Publisher is fully integrated into the Saba3 Release 4 platform and allows our customers to maximize the return on their overall system with a powerful yet simple content creation tool.

Saba Dialog and Collaboration

Saba Dialog and Collaboration combine to provide an on-line environment supporting real-time chat, knowledge storage and retrieval and interactive support. Rather than relying on the inherently insecure public Instant Messaging platforms available to users, Saba Dialog allows for secure, ‘behind the firewall’ chat, including the ability to record, store and index conversations as they happen.

Saba Live!

Saba Live! is a distance-learning tool, allowing our customers to hold real-time events in one place, while allowing participants to access them from anywhere in the world via the Internet. Providing virtual classroom capabilities, Saba Live! allows our customers to save significant travel expenses associated with worldwide events.

Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2002, we employed approximately 95 people worldwide in services-related activities.

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

•
Education services. We provide a broad range of education offerings in a variety of formats, including instructor-led training and web- and technology-based training. Course curricula, designed to enable customers to fully exploit the value of the Saba solutions, include product training, project team training, and technology training.

•
Hosting services. We offer hosting services for our software in support of our customers’ development, testing, and production environments. Our hosting offerings include security administration and backup and recovery services.

Customers

Our customers include a wide spectrum of large, global organizations in the automotive, communications, computer and electronics, consumer package goods, energy, financial services, government, manufacturing, medical equipment, pharmaceutical, professional services, software and transportation industries. Of the companies on the Fortune 500, three of the top five are our customers, as well as all of the ‘Big 3’ automakers and three of the ‘Big 5’ consulting firms. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government.

Alliances

As of May 31, 2002, we have entered into strategic partnership agreements with three of the ‘Big 5’ consulting firms—as well as a number of global providers—who act as systems integrators and implementation partners for Saba solutions. These partnerships and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement Saba solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

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

Sales and Marketing

We license our products to organizations primarily through a worldwide direct sales force. Our direct sales efforts target large organizations including Global 2000 businesses and government organizations. As of May 31, 2002, we had 85 sales and marketing professionals located in 19 sales offices, 11 of which are in the United States.

We focus our marketing efforts on generating sales lead, supporting proposal and sales efforts, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include seminar programs, speaking engagements, industry trade shows, direct marketing, industry marketing, website and e-mail programs and public relations events.

Technology

Our product architecture facilitates the rapid development, deployment and customization of Internet-based solutions for organizational learning and performance management. Our products share a common core foundation, based on widely adopted standard Internet technologies that leverage thin client computing and electronic commerce capabilities over the Internet.

The Core Foundation

Our core foundation consists of a scalable application server and a database server and uses standard web-browser clients. The core foundation accelerates application development by providing transaction management, persistence management and resource pooling services so application developers can focus on building business logic and user interfaces. Key features of this core foundation include:

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

•
Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the core foundation executes database stored procedures to optimize intense database processing. The core foundation currently supports Oracle and Microsoft SQL Server databases.

•
Java-based application server. The business and application logic reside on a Java application server. This Java-based architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris, Linux or HP UX.

•	Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

•	Multiple language support. The core foundation is designed to support multiple languages. Currently Saba solutions support 14 languages.

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

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2002, we had 107 research and development employees.

Our development methodology provides guidelines for planning, controlling and implementing projects. To continue to address market requirements, we consult with our consulting, support, and sales teams, as well as our customers, in the product development cycle. We conduct our development efforts at multiple sites in the United States and India, which enables continuous development and debugging on a 7 days per week, 24 hours per day schedule.

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive Internet-based learning and performance management platform, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•	companies that market and license training, learning, performance, content, resource, talent and staffing management systems;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules;

•	potential customers’ internal development efforts;

•	companies that operate Internet-based marketplaces for the sale of on-line learning;

•	companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings; and

•	Internet portals that offer learning content, performance support tools or recruiting services.

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

We license rather than sell our software products and require our customers to enter into written license agreements, which impose restrictions on the use, copying and disclosure of our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us. These contractual provisions, however, may be unenforceable under the laws of some jurisdictions and foreign countries.

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have filed nine patent applications in the U.S. We cannot assure you that any patents will be issued or, if issued, such patents will protect our intellectual property or not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

We have applied for registration of several trademarks, including “Saba”, in the United States and in various foreign countries and will seek to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining the trademarks for which we have applied. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, the use of the trademarks will be restricted unless we enter into arrangements with the third parties that may be unavailable on commercially reasonable terms.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. On May 31, 2002, IP Learn, LLC (IP Learn) filed a lawsuit against us alleging that we infringed a number of patents assigned to IP Learn and asking the court for a preliminary and permanent injunction, as well as unspecified damages. We believe that IP Learn’s claims are without merit, and we intend to defend against them vigorously. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

Employees

As of May 31, 2002, we had a total of 333 employees, including 107 in research and development, 85 in sales and marketing, 95 in services and 46 in administration and finance. Of these employees, 244 were located in North America and 89 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 48,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Annapolis, Chicago, Denver, Detroit, New Jersey, Philadelphia, and Washington D.C. metropolitan areas and in Australia, Canada, France, Germany, India and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints have since been consolidated into a single action. We intend to vigorously defend against this action. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The compliant alleges that we infringed a number of U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. Substantially similar complaints have been filed against at least three other companies in our industry. We believe that the complaint is without merit, and we intend to defend against it vigorously. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol “SABA.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended May 31, 2001	High	Low
First Quarter	$38.81	$15.13
Second Quarter	$32.00	$13.63
Third Quarter	$20.00	$8.75
Fourth Quarter	$14.60	$3.75
Year ended May 31, 2002	High	Low
First Quarter	$16.41	$8.00
Second Quarter	$7.93	$1.69
Third Quarter	$6.44	$3.25
Fourth Quarter	$4.93	$2.49

We had approximately 523 shareholders of record as of May 31, 2002. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

On June 15, 2001, we issued approximately 999,945 shares of our common stock in connection with the acquisition of Ultris Inc., which includes 198,465 shares of stock subject to repurchase. These shares were issued in accordance with the exemption set forth in Section 4(2) of the Securities and Exchange Act of 1933, as amended. These sales were made without general solicitation or advertising.

Item 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of May 31, 2002 and 2001 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended May 31, 1999 and for the period from April 16, 1997 (inception) through May 31, 1998 and the balance sheet data as of May 31, 2000, 1999 and 1998 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Years ended May 31,				Period from April 16, 1997 (inception) through May 31, 1998
	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Total revenues (1)	$55,648	$54,955	$18,755	$1,939	$40
Gross profit (loss)	39,470	31,435	8,972	675	(32)
Total operating expenses	64,812	96,893	64,444	11,572	1,531
Loss from operations	(25,342)	(65,458)	(55,472)	(10,897)	(1,563)
Net loss	(25,467)	(62,791)	(54,441)	(10,852)	(1,571)
Basic and diluted net loss per share	(0.55)	(1.49)	(2.94)	(0.84)	(0.17)
Shares used in computing basic and diluted net loss per share	46,491	42,224	18,548	12,987	9,439
	May 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,141	$34,333	$78,926	$10,384	$41
Working capital (deficiency)	14,325	18,956	65,090	7,807	(481)
Total assets	48,688	68,111	97,705	14,068	239
Long-term obligations, less current portion	3,391	3,784	3,086	384	578
Total stockholders’ equity (deficit)	24,346	27,959	68,704	8,429	(974)

(1)	Reflects reclassification of billed expenses as revenue in accordance with EITF No. 01-14

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

General

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Exchange in December 1999 and our application service provider (ASP) edition of Saba Learning in September 2000, and first shipped our limited release version of Saba Performance in May 2001. To date, we have not generated significant revenues from Saba Exchange, Saba Learning ASP Edition or Saba Performance.

Sources of Revenues and Revenue Recognition

To date, we have generated revenues primarily from licensing Saba Learning Enterprise Edition, and providing related services, including implementation, consulting, support, hosting and education. Our revenues reflect billed expenses as revenue in accordance with Emerging Issues Task Force (EITF) No. 01-14. Previously we recorded billed expenses as a reduction to cost of services to offset the related cost incurred.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Prior to November 30, 1999, we had not established VSOE of fair value for our support services. Accordingly, we recognized the revenue generated from these multiple-element arrangements ratably over the period during which the support services were provided, which was generally 12 months.

A substantial majority of our licenses entered into from November 30, 1999 to August 31, 2001 included rights to unspecified additional platform versions of our software, extended payment terms and/or services essential to the functionality of the software. For licenses that included rights to unspecified additional platform versions, we recognized license revenues ratably over the period during which we were required to provide the additional platform versions beginning in the month when all other revenue recognition criteria had been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. A substantial majority of our licenses entered into after August 31, 2001 do not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement.

Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services has been provided on a fixed-fee basis.

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

Operating Expenses

Our operating expenses are classified into three general operational categories: research and development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges, and amortization of goodwill and purchased intangible assets.

We classify all charges, except stock compensation and other stock charges, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $38.4 million. These charges were recorded during fiscal 1999 and 2000 and reduced in fiscal 2001 and 2002 as a result of cancellation of stock options resulting from employee attrition and reductions in workforce. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. During the year ended May 31, 2002, we also recorded deferred stock compensation of $2.8 million for the intrinsic value of stock subject to repurchase assumed by us in connection with the acquisition of Ultris Inc. These amounts are included as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the restricted stock using the graded vesting method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2005.

Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million. These assets are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Our June 2001 acquisition of Ultris Inc. resulted in goodwill and purchased intangible assets of $9.1 million. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Prior to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on June 1, 2002, goodwill was being amortized over its estimated useful life of three years. The net value of goodwill on June 1, 2002 will cease to be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142.

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of May 31, 2002, we had an accumulated deficit of $155.1 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. While we have in the recent past and may from time to time in the future reduce operating expenses in response to the downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 333 full-time employees as of May 31, 2002. Despite recent reductions in staffing, we have generally experienced periods of significant expansion of operations that have placed significant demands on our management and operational resources. To manage the future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

Limited Operating History

We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, such as human capital development and management, electronic commerce and Internet software. We may not be successful in addressing these risks and difficulties. Although we have experienced significant growth in revenues in prior periods, we do not believe that these growth rates are indicative of our future operating results.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2002, 2001 AND 2000

Revenues

Total revenues in fiscal 2002 increased to $55.6 million, from $55.0 million in fiscal 2001 and $18.8 million in fiscal 2000. The modest increase in total revenues in fiscal 2002 over fiscal 2001 is primarily attributable to an increase in license revenues. The growth in revenues in fiscal 2001 over fiscal 2000 reflects our relatively early stage of development and is primarily attributable to our expanded sales force and international presence. As a percentage of total revenues, revenues from customers outside the United States represented 28% in fiscal 2002, 29% in fiscal 2001 and 13% in fiscal 2000. In fiscal 2002, 2001 and 2000, no customer accounted for more than 10% of our revenues.

License revenues in fiscal 2002 increased to $27.3 million, or 49% of total revenues, from $24.8 million in fiscal 2001, or 45% of total revenues, and $7.9 million in fiscal 2000, or 42% of total revenues. In fiscal 2002, fewer software licenses included provisions for future deliverables and, as a result, substantially more license revenues were recognized upon delivery in fiscal 2002 than in fiscal 2001. Therefore, license revenues in fiscal 2002 increased over the prior fiscal year despite a decline in new software agreements. We believe this decline in new software agreements was primarily attributable to the rapid and increasingly severe downturn in the United States economy, which was further stalled by terrorist attacks in September 2001. The increase in license revenues in fiscal 2001 over fiscal 2000 is primarily attributable to increases in sales of licenses to new customers and, to a lesser extent, deferred revenue from existing contracts.

Services revenues were $27.3 million in fiscal 2002, or 49% of total revenues, $28.2 million in fiscal 2001, or 51% of total revenues, and $10.1 million in fiscal 2000, or 54% of total revenues. The decrease in services revenues in fiscal 2002 over fiscal 2001 is primarily attributable to decreased consulting revenues as a result of the decline in new software agreements, which was partially offset by an increase in support and hosting revenues. The increase in services revenues in fiscal 2001 over fiscal 2000 is attributable to increased implementation services in connection with increased software agreements, support and education services provided to our new customers and support renewals sold to our increasing installed base.

Billed expenses were $1.1 million in fiscal 2002, or 2% of total revenues, $1.9 million in fiscal 2001, or 4% of total revenues, and $763,000 in fiscal 2000, or 4% of total revenues. The decrease in billed expenses in fiscal 2002 over fiscal 2001 is primarily attributable to decreased consulting revenues as a result of the decline in new software agreements. The increase in billed expenses in fiscal 2001 over fiscal 2000 is attributable to increased implementation services in connection with an increase in software license agreements with new customers.

The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues was $16.2 million in fiscal 2002, $23.5 million in fiscal 2001 and $9.8 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to a reduction in services personnel in response to decreased software sales. The increase in fiscal 2001 over fiscal 2000 is attributable to the hiring of additional employees to support increased customer demand for our implementation, consulting and support services. Cost of services revenues represented 49% of services revenues for fiscal 2002, 76% of services revenues for fiscal 2001 and 86% of services revenues for fiscal 2000. The decreases in the cost of services as a percentage of services revenues are primarily attributable to increased utilization of our consultants (billable hours as a percent of total hours), as well as an increased average billing rate of our consultants.

Reimbursable expenses were $1.2 million in fiscal 2002, $2.1 million in fiscal 2001 and $1.1 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to fewer billable implementation services projects in response to fewer new software agreements. The increase in fiscal 2001 over fiscal 2000 is attributable to an increase in billable projects as a result of increased customer demand for our implementation services.

Cost of revenues in fiscal 2002 includes $1.5 million of amortization of acquired developed technology from the acquisitions of Human Performance Technologies, Inc. and Ultris Inc. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year estimated useful life and the developed technology of $1.2 million acquired from Ultris Inc. is being amortized over a three-year estimated useful life.

Operating Expenses

Research and development.    Research and development expenses were $14.6 million in fiscal 2002, $19.5 million in fiscal 2001 and $15.8 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to reduced personnel costs associated with a decrease in research and development personnel in the U.S. and a decrease in the use of third-party consultants. These decreases were partially offset by increased staffing in our lower-cost development center in India. The increase in fiscal 2001 over fiscal 2000 is primarily attributable to increases in the average number of employees engaged in research and development.

Sales and marketing.    Sales and marketing expenses were $30.4 million in fiscal 2002, $52.0 million in fiscal 2001 and $26.9 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to reduced personnel costs associated with a decrease in sales and marketing personnel and a reduction in advertising, public relations and other marketing events. The increase in fiscal 2001 over fiscal 2000 is primarily attributable to increases in the number of employees in our sales and marketing organizations and related costs, including increased sales commissions. In addition, the increase in fiscal 2001 is attributable to our brand launch and marketing campaign.

General and administrative. General and administrative expenses were $6.9 million in fiscal 2002, $9.7 million in fiscal 2001 and $6.4 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to reduced personnel costs associated with a decrease in general and administrative personnel, as well as a decrease in bad debt expense. The increase in fiscal 2001 over fiscal 2000 is primarily attributable to an increase in the number of executive, finance and administrative employees, as well as increases in the bad debt expense due to significant growth in our receivable balances and the amount of administrative and professional services fees, including temporary staffing, legal and accounting fees.

Amortization of deferred stock compensation and other stock charges. Amortization of deferred stock compensation and other stock charges decreased to $7.1 million in fiscal 2002, from $15.3 million in fiscal 2001 and $15.3 million in fiscal 2000. Included in amortization of deferred stock compensation and other stock charges in fiscal 2002 is $1.9 million related to the post-acquisition amortization of the deferred stock compensation for the intrinsic value of common stock subject to repurchase assumed in connection with the acquisition of Ultris Inc. The estimated intrinsic value of the 198,465 shares subject to repurchase was approximately $2.8 million, which is being amortized over the four-year repurchase period. Included in amortization of deferred stock compensation and other stock charges in fiscal 2001 is $1.2 million for the issuance of a warrant to a third-party and $528,000 for stock options granted to non-employees. Included in amortization of deferred stock compensation and other stock charges in fiscal 2000 is $1.7 million in other stock charges primarily attributable to the value of stock options granted to non-employees.

Amortization of goodwill and purchased intangible assets. Amortization of goodwill and purchased intangible assets was $3.7 million in fiscal 2002 and amortization of purchased intangible assets was $424,000 in fiscal 2001. The amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. Purchased intangible assets consist of intellectual property, customer base, assembled workforce and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Prior to our adoption of SFAS No. 142 on June 1, 2002, goodwill was being amortized over its estimated useful life of three years. The net value of goodwill on June 1, 2002 will cease to be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142.

Restructuring Charges

During the second and fourth quarters of fiscal 2002 and the fourth quarter of fiscal 2001, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. Included in operating expenses are restructuring charges of $3.2 million for fiscal 2002 and $2.6 million for fiscal 2001. The restructuring programs included a worldwide workforce reduction and consolidation of excess facilities.

Workforce reduction charges, which consist primarily of severance and fringe benefits, were $1.8 million in fiscal 2002 and $1.8 million in fiscal 2001. The restructuring programs resulted in the reduction of 147 employees in fiscal 2002 and 60 employees in fiscal 2001 across all business functions and geographic regions.

Included in the charges for excess facilities are $1.4 million in fiscal 2002 and $300,000 in fiscal 2001 relating to non-cancelable lease costs partially offset by estimated sub-lease income. Also included in fiscal 2001 is a charge of $450,000 for leasehold improvements and office furniture and fixtures that were no longer used in operations. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2005. Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from our estimates.

Interest Income and Other, Net

Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net was $39,000 in fiscal 2002, $2.7 million in fiscal 2001 and $1.0 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to decreases in short-term investments and the decline in short-term interest rates during fiscal 2002. The increase in fiscal 2001 over fiscal 2000 is primarily attributable to interest income from higher average invested cash, cash equivalents and short-term investment balances, partially offset by interest expense.

Provision for Income Taxes

From inception through May 31, 2002, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $164,000 in fiscal 2002 compared to $69,000 in fiscal 2001. The income tax expense consists entirely of foreign income tax expense incurred as a result of local country profits.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2002. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of the results for a full fiscal year or any other period.

	Three Months Ended
	Aug. 31, 2000	Nov. 30, 2000	Feb. 28, 2001	May 31, 2001	Aug. 31, 2001	Nov. 30, 2001	Feb. 28, 2002	May 31, 2002
	(unaudited, in thousands)
Revenues:
License	$4,420	$5,708	$6,896	$7,821	$7,008	$6,764	$6,213	$7,292
Services(1)	5,976	7,765	8,096	8,273	7,874	6,960	6,906	6,631

Total revenues	10,396	13,473	14,992	16,094	14,882	13,724	13,119	13,923

Cost of revenues(1)	5,274	6,008	6,155	6,083	4,999	4,049	3,506	3,624

Gross profit	5,122	7,465	8,837	10,011	9,883	9,675	9,613	10,299
Operating expenses:
Research and development	5,563	5,445	4,534	3,961	4,125	3,883	3,331	3,289
Sales and marketing	12,229	13,848	13,973	11,998	9,612	7,691	6,135	6,922
General and administrative	2,532	2,556	2,541	2,033	1,991	1,690	1,416	1,758
Amortization of deferred stock compensation and other stock charges	5,001	4,547	3,273	2,435	2,294	2,015	1,539	1,265
Amortization of goodwill and purchased intangible assets	—	—	—	424	907	942	904	904
Acquired in process research and development	—	—	—	—	2,199	—	—	—

Total operating expenses	25,325	26,396	24,321	20,851	21,128	16,221	13,325	14,138

Loss from operation	(20,203)	(18,931)	(15,484)	(10,840)	(11,245)	(6,546)	(3,712)	(3,839)
Interest income (expense) and other, net	1,104	829	406	397	71	(127)	(7)	102

Loss before provision for income taxes	(19,099)	(18,102)	(15,078)	(10,443)	(11,174)	(6,673)	(3,719)	(3,737)
Provision for income taxes	—	(65)	—	(4)	(25)	(20)	(68)	(51)

Net loss	$(19,099)	$(18,167)	$(15,078)	$(10,447)	$(11,199)	$(6,693)	$(3,787)	$(3,788)

(1)	Reflects reclassification of billed expenses as services revenues and reimbursable expenses as cost of revenues in accordance with EITF No. 01-14

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

Other factors that could affect our quarterly operating results include those described below and under the caption “Factors That May Impact Future Operating Results”:

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

RECENT EVENTS

In June 2002, we announced a voluntary stock option exchange program for our employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their outstanding stock options with exercise prices greater than $5.93 per share under the 1997 Stock Incentive Plan, as amended or 2000 Stock Incentive Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 1.7 million shares of our common stock were tendered by 142 employees. The vesting period of each new option will start on the date that the new options are granted and end 12 months after the end of the vesting period stated in the cancelled options. In no event, however, will the new vesting period exceed four years. The new options will vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial quarter at the end of the new vesting period). We will incur compensation expense of $171,000 relative to this program for our first quarter ending August 31, 2002 related to cancelled awards. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $126.1 million through May 31, 2002, equipment leases and other debt. As of May 31, 2002, we had cash, cash equivalents and short-term investments of $22.1 million and outstanding equipment capital leases and note payable of $2.0 million.

Cash used in operating activities was $13.3 million during fiscal 2002, $43.4 million during fiscal 2001 and $26.0 million during fiscal 2000. Cash used in operating activities during fiscal 2002 was primarily attributable to a net loss of $25.5 million, which was partially offset by $7.0 million in amortization of deferred stock compensation, $3.7 million in amortization of goodwill and purchased intangible assets and a charge for acquired in-process research and development of $2.2 million. Cash used in operating activities during fiscal 2001 was primarily attributable to a net loss of $62.8 million and an increase in accounts receivable of $9.2 million, which was partially offset by $13.5 million in amortization of deferred stock compensation. Cash used in operating activities during fiscal 2000 was primarily attributable to a net loss of $54.4 million and an increase in accounts receivable of $7.9 million. This was partially offset by $13.6 million in amortization of deferred stock compensation, an increase in deferred revenue of $10.3 million, an increase in accrued compensation and related expenses of $5.0 million and an increase in accounts payable of $3.2 million.

Cash provided by investing activities in fiscal 2002 was primarily attributable to net redemptions and maturities of short-term investments of $9.9 million. Cash used in investing activities in fiscal 2001 was primarily attributable to net purchases of short-term investments of $17.6 million. Cash used in investing activities in fiscal 2000 was primarily attributable to net purchases of short-term investments of $4.9 million and purchases of property and equipment, excluding equipment acquired under capital leases, of $3.6 million.

Cash provided by financing activities was $1.5 million during fiscal 2002, $1.8 million during fiscal 2001, and $98.4 million during fiscal 2000. Cash provided by financing activities during fiscal 2002 was primarily attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.7 million of payments of principal on capital lease obligations. Cash provided by financing activities during fiscal 2001 was mainly attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.3 million for payments on capital lease obligations. Cash provided by financing activities during fiscal 2000 was mainly attributable to proceeds from the issuance of stock.

As of May 31, 2002, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, should revenues fall, existing funds may be inadequate. However, we may choose to raise additional funds within the next 12 months to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the success of our existing and new product and service offerings and competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

The following table summarizes our contractual obligations at May 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Capital Leases	Operating Leases	Note Payable
	(in thousands)
Fiscal Year Ending May 31,
2003	$4,725	$1,435	$3,220	$70
2004	3,764	365	3,329	70
2005	3,171	26	3,075	70
2006	3,037	—	2,967	70
2007	2,405	—	2,352	53
Thereafter	18,289	—	18,289	—

	$35,391	$1,826	$33,232	$333

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. Note 2 to the consolidated financial statements describes the significant accounting policies used in preparation of the consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts and the assessment of recoverability of goodwill and purchased intangible assets.

Revenue recognition. Our revenue recognition policies are described at the beginning of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible asset would be presented as a separate line item within the operating section of the statement of operations. We adopted SFAS No. 142 during our fiscal year beginning June 1, 2002. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill during fiscal 2002 was $2.5 million and our remaining goodwill balance at May 31, 2002 was $5.3 million.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We performed the first of the required impairment tests of goodwill as of June 1, 2002. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. As of June 1, 2002, based on our market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS No. 142. Accordingly, the second testing phase was not necessary. During fiscal 2003, we will also perform the required annual impairment analysis of goodwill, or on an interim basis if circumstances dictate. Any reduction of enterprise fair value below the carrying amount of goodwill could require us to write down the value of goodwill to its fair value and record an expense for the impairment loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Acquisitions subsequent to June 30, 2001 will be accounted for in accordance with this new standard.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 for our fiscal year beginning June 1, 2002. We do not expect SFAS No. 144 to have a material impact on our financial position and results of operations.

In November 2001, the FASB issued Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in EITF No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. EITF No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods should be reclassified. Previously we recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. While the application of EITF No. 01-14 will not result in any impact to operating or net income in any past or future periods, it will reduce gross margins. We adopted EITF No. 01-14 in the quarter ended May 31, 2002. The effect of this adoption was an increase in revenues and cost of revenues of $1.1 million in fiscal 2002, $1.9 million in fiscal 2001 and $763,000 in fiscal 2000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in us recognizing the cost of future restructuring activities, if any, over a period of time as opposed to as a single event.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition, Saba Performance, which is in limited release, and Saba Content, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of May 31, 2002, we had an aggregate of $2.6 million of deferred stock compensation and $2.8 million of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2002, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to downturns in the United States and/or international economies, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning Enterprise Edition and related services. As a result, our quarterly operating results may fluctuate if we are unable to complete a sufficient number of large orders in any particular quarter. We have not fully developed our business model for Saba Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to or new applicable accounting standards and how these standards are interpreted.

Our lengthy sales cycle could cause delays in revenue growth

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and servies, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues and our revenue growth. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related service offerings would seriously harm our revenues and operating margins

To date, Saba Learning Enterprise Edition and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise Edition or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic conditions

We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001, which has been further stalled by terrorist attacks in September 2001. There can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we are seeing an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers’ and prospects’ budgets for our products and services, but also they may adversely affect our customers’ ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Our performance depends on a new market: human capital development and management

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

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives

We believe our future success will depend upon our ability to retain our key management personnel. These employees are not subject to employment contracts. We may not be successful in attracting, assimilating and retaining our key employees in the future. Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified technical, sales and marketing personnel. Competition for these types of employees is intense due to the limited number of qualified professionals and the high demand for them, particularly in the San Francisco Bay Area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly technical, sales and marketing personnel, would have a material adverse effect on our business and potential growth. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or been sold restricted stock.

Difficulties we may encounter managing our growth could adversely affect our results of operations

We intend to grow our business significantly. To support our growth plans, we may need to expand our existing management, operational, financial and human resources, customer service and management information systems and controls. We may be unable to expand these systems and to manage our planned growth successfully, and this inability would adversely affect our business.

Intense competition in our target market could impair our ability to grow and to achieve profitability

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	companies that market and license training, learning, performance, content, resource, talent and staffing management systems;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules; and

•	potential customers’ internal development efforts;

•	companies that operate Internet-based marketplaces for the sale of on-line learning;

•	companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings; and

•	Internet portals that offer learning content, performance support tools or recruiting services.

Because there are relatively low barriers to entry in the electronic commerce market, which comprises a portion of our business model, we expect competition from a variety of established and emerging companies

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other learning solution providers, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 28% of our revenues in fiscal 2002, 29% of our revenues in fiscal 2001 and 13% of our revenues in fiscal 2000. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Claims by third parties that we infringe their intellectual property rights, may result in costly litigation

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. On May 31, 2002, IP Learn, LLC (IP Learn) filed a lawsuit against us alleging that we infringed a number of patents assigned to IP Learn, and asking the court for a preliminary and permanent injunction as well as unspecified damages. We believe that IP Learn’s claims are without merit, and we intend to defend against them vigorously. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have filed nine patent applications in the U.S. We cannot assure you that any patents will be issued or, if issued, such patents will protect our intellectual property or not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

We depend upon continuing our relationship with third-party integrators who support our solutions

Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third-party systems integrators to assist with implementation of our products. We will need to continue to rely on these systems integrators even as we increase the size of our professional services group. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we have only limited control over the level and quality of service provided by our current and future third-party integrators.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of May 31, 2002, we had an aggregate of $2.8 million of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. In addition, acquisitions involve numerous risks, including:

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

Our investments are made in accordance with an investment policy approved by our board of directors. At May 31, 2002, the average maturity of our investment securities was approximately four months. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds, commercial paper, corporate bonds and U.S. government agency bonds, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At May 31, 2002, all of our investments were considered available-for-sale securities and the majority had maturities of less than one year. The weighted average interest rate of our portfolio was approximately 2.3% at May 31, 2002.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Palo Alto, California
June 20, 2002

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,523	$11,833
Short-term investments	12,618	22,500
Accounts receivable (net of allowance of $639 at May 31, 2002 and $693 at May 31, 2001)	12,182	19,079
Prepaid expenses and other current assets	901	1,406

Total current assets	35,224	54,818
Property and equipment, net	4,575	7,997
Goodwill, net	5,288	—
Purchased intangible assets, net	2,755	4,137
Other assets	846	1,159

Total assets	$48,688	$68,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,547	$4,479
Accrued compensation and related expenses	3,326	7,257
Accrued expenses	4,518	5,543
Deferred revenue	10,127	16,900
Current portion of note payable	70	70
Current portion of capital lease obligations	1,311	1,613

Total current liabilities	20,899	35,862
Deferred revenue	52	506
Deferred rent	2,742	1,774
Note payable, less current portion and other long-term liabilities	277	333
Capital lease obligations, less current portion	372	1,677

Total liabilities	24,342	40,152
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at May 31, 2002; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at May 31, 2002; 48,264,537 shares issued at May 31, 2002 and 45,997,508 shares issued at May 31, 2001	48	46
Additional paid-in capital	182,424	165,858
Deferred stock compensation	(2,578)	(7,448)
Notes receivable from stockholders	(188)	(806)
Treasury stock: 377,500 shares at May 31, 2002 and 225,000 at May 31, 2001, at cost	(201)	(67)
Accumulated deficit	(155,122)	(129,655)
Accumulated other comprehensive income (loss)	(37)	31

Total stockholders’ equity	24,346	27,959

Total liabilities and stockholders’ equity	$48,688	$68,111

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended May 31,
	2002	2001	2000
Revenues:
License	$27,277	$24,845	$7,857
Services	27,317	28,231	10,135
Billed expenses, at cost	1,054	1,879	763

Total revenues	55,648	54,955	18,755
Cost of revenues:
Cost of license	186	68	2
Cost of services	13,264	21,383	8,732
Reimbursable expenses, at cost	1,192	2,069	1,049
Amortization of acquired developed technology	1,536	—	—

Total cost of revenues	16,178	23,520	9,783

Gross profit	39,470	31,435	8,972
Operating expenses:
Research and development	14,628	19,503	15,839
Sales and marketing	30,360	52,048	26,940
General and administrative	6,855	9,662	6,361
Amortization of deferred stock compensation and other stock charges	7,113	15,256	15,304
Amortization of goodwill and purchased intangible assets	3,657	424	—
Acquired in-process research and development	2,199	—	—

Total operating expenses	64,812	96,893	64,444

Loss from operations	(25,342)	(65,458)	(55,472)
Interest income and other, net	451	3,215	1,367
Interest expense	(412)	(479)	(336)

Loss before provision for income taxes	(25,303)	(62,722)	(54,441)
Provision for income taxes	(164)	(69)	—
Net loss	$(25,467)	$(62,791)	$(54,441)

Basic and diluted net loss per share	$(0.55)	$(1.49)	$(2.94)

Shares used in computing basic and diluted net loss per share	46,491	42,224	18,548

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable from Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 1999	13,942,771	$14	16,326,168	$16	$21,925	$(1,092)	$—	$(3,112,456)	$(11)	$(12,423)	$—	$8,429
Issuance of common stock for cash and notes receivable	—	—	1,083,128	1	2,038	—	(1,083)	1,618,019	6	—	—	962
Issuance of common stock for services	—	—	20,000	—	199	—	—	—	—	—	—	199
Collections on notes receivable	—	—	—	—	—	—	41	—	—	—	—	41
Issuance of preferred stock for cash, net of issuance costs	5,625,769	6	—	—	30,075	—	—	—	—	—	—	30,081
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	1,066,545	1	167	—	—	1,494,437	5	—	—	173
Issuance of common stock in connection with exercise of warrants	—	—	576,986	1	312	—	—	—	—	—	—	313
Issuance of common stock options and warrants for services	—	—	—	—	1,715	—	—	—	—	—	—	1,715
Issuance of common stock in initial public offering, net of issuance costs of $1,616	—	—	4,600,000	5	62,549	—	—	—	—	—	—	62,554
Issuance of common stock in private placement concurrent with initial public offering	—	—	354,610	—	5,000	—	—	—	—	—	—	5,000
Conversion of preferred stock into common stock upon initial public offering	(19,568,540)	(20)	19,568,540	20	—	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	37,098	(37,098)	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	13,649	—	—	—	—	—	13,649
Net loss	—	—	—	—	—	—	—	—	—	(54,441)	—	(54,441)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	29	29

Comprehensive loss												(54,412)

Balances at May 31, 2000	—	—	43,595,977	44	161,078	(24,541)	(1,042)	—	—	(66,864)	29	68,704
Collections on notes receivable	—	—	—	—	—	—	182	—	—		—	182
Repurchase of common stock	—	—	—	—	—	—	54	(225,000)	(67)	—	—	(13)
Issuance of common stock under employee stock purchase plan	—	—	154,428	—	1,973	—	—	—	—	—	—	1,973
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	1,661,905	2	979	—	—	—	—	—	—	981
Issuance of common stock in connection with acquisition	—	—	514,094	—	3,665	—	—	—	—	—	—	3,665
Issuance of common stock in connection with a net exercise of warrants	—	—	71,104	—	—	—	—	—	—	—	—	—
Issuance of common stock options and warrants for services	—	—	—	—	1,756	—	—	—	—	—	—	1,756
Amortization of deferred stock compensation	—	—	—	—	—	13,500	—	—	—	—	—	13,500
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(3,593)	3,593	—	—	—	—	—	—

SABA SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable from Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	(62,791)	—	(62,791)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss												(62,789)

Balances at May 31, 2001	—	—	45,997,508	46	165,858	(7,448)	(806)	(225,000)	(67)	(129,655)	31	27,959
Collections and other activity on notes receivable	—	—	—	—	—	—	588	(40,000)	(100)	—	—	488
Repurchase of common stock	—	—	—	—	—	—	30	(112,500)	(34)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	142,330	—	1,376	—	—	—	—	—	—	1,376
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	1,124,754	1	1,662	—	—	—	—	—	—	1,663
Issuance of common stock in connection with acquisition	—	—	999,945	1	14,078	(2,793)	—	—	—	—	—	11,286
Issuance of common stock in connection with a net exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock options and warrants for services	—	—	—	—	74	—	—	—	—	—	—	74
Compensation expense resulting from acceleration of vesting of common stock options	—	—	—	—	39	—	—	—	—	—	—	39
Amortization of deferred stock compensation	—	—	—	—	—	7,000	—	—	—	—	—	7,000
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(663)	663	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(25,467)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss												(25,535)

Balances at May 31, 2002	—	$—	48,264,537	$48	$182,424	$(2,578)	$(188)	(377,500)	$(201)	$(155,122)	$(37)	$24,346

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended May 31,
	2002	2001	2000
Operating activities:
Net loss	$(25,467)	$(62,791)	$(54,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,484	2,923	1,086
Amortization of goodwill and purchased intangible assets	3,657	424	—
Amortization of acquired developed technology	1,536	—	—
Acquired-in-process research and development	2,199	—	—
Amortization of deferred stock compensation	7,000	13,500	13,649
Issuance of warrants and common stock to third parties	74	1,756	1,754
Compensation expense resulting from acceleration of vesting of common stock	39	—	—
Write off of property and equipment	339	—	—
Loss on disposal of property and equipment	—	—	19
Changes in operating assets and liabilities:
Accounts receivable	7,133	(9,156)	(7,917)
Prepaid expenses and other current assets	528	(315)	(956)
Accounts payable	(2,886)	(477)	3,239
Accrued compensation and related expenses	(3,931)	1,147	4,978
Accrued expenses	(744)	3,592	1,351
Deferred revenue	(7,227)	5,308	10,275
Other liabilities	983	739	1,036

Net cash used in operating activities	(13,283)	(43,350)	(25,927)

Investing activities:
Purchases of short-term investments	(27,556)	(35,794)	(4,893)
Maturities of short-term investments	37,455	18,191	—
Purchases of property and equipment	(771)	(2,282)	(3,641)
Cash paid in purchase business combination	—	(466)	—
Increase (decrease) in other assets	367	(257)	(295)

Net cash provided by (used in) investing activities	9,495	(20,608)	(8,829)

Financing activities:
Proceeds from issuance of convertible preferred stock	—	—	30,081
Proceeds from issuance of common stock	3,038	2,954	68,991
Proceeds from issuance of treasury stock	—	—	11
Repurchase of common stock	(4)	(13)	—
Principal payments under capital lease obligations	(1,674)	(1,347)	(390)
Collections on notes receivable from stockholders	188	182	41
Repayments of notes payable	(70)	(1)	(329)

Net cash provided by financing activities	1,478	1,758	98,405

(Decrease) increase in cash and cash equivalents	(2,310)	(62,200)	63,649
Cash and cash equivalents, beginning of period	11,833	74,033	10,384

Cash and cash equivalents, end of period	9,523	11,833	74,033
Short-term investments, end of period	12,618	22,500	4,893

Total cash, cash equivalents and short-term investments, end of period	$22,141	$34,333	$78,926

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$1,737	$3,202

Common stock issued for notes receivable from stockholders	$—	$—	$1,083

Common stock issued for acquisition	$14,078	$3,665	$—

Warrants issued for purchase of convertible preferred stock in connection with financing	$—	$—	$160

Conversion of preferred stock into common stock	$—	$—	$50,421

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$151	$2	$—

Cash paid for interest	$412	$479	$336

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (“Saba” or the “Company”) is a leading provider of human capital development and management infrastructure software and services. Saba’s software solutions are designed to enable businesses and governments to increase performance by automating the processes necessary to develop and manage the people, or human capital, that comprise their “extended enterprise” of employees, customers, partners and suppliers. Saba’s offerings are designed to increase the return to the organization on their investment in human capital by cost-effectively meeting the learning and performance management needs of enterprises across geographies and industries. The Saba solutions provide information and business processes that empower managers to more tightly align organizational capabilities with desired business outcomes.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments consist principally of debt securities with maturities between 90 days and two years. Cash, cash equivalents and short-term investments are stated at amounts that approximate fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2002 and 2001, Saba classified all of its debt securities as available-for-sale pursuant to SFAS No. 115. The cost of securities sold is based on the specific identification method.

The following tables summarize the Company’s cash, cash equivalents and short-term investments:

	May 31, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$9,523	$—	$—	$9,523
Short-term investments:
Corporate bonds and commercial paper	6,478	9	(3)	6,484
U.S. Government agencies	5,720	14	—	5,734
Municipal notes and bonds	400	—	—	400

	$22,121	$23	$(3)	$22,141

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2001
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$11,833	$—	$—	$11,833
Short-term investments:
Corporate bonds and commercial paper	14,293	38	(4)	14,327
U.S. Government agencies	4,553	2	(32)	4,523
Municipal notes and bonds	3,650	—	—	3,650

	$34,329	$40	$(36)	$34,333

Realized gains and losses on sales of available-for-sale securities were not material for the years ended May 31, 2002, 2001 and 2000.

Short-term investments, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	May 31,
	2002	2001
	(in thousands)
Due in one year or less	$8,320	$16,632
Due in one to two years	4,298	5,868

	$12,618	$22,500

Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

Saba conducts business with companies in various industries primarily in the United States. Saba generally does not require collateral. Saba Learning Enterprise Edition and related services have accounted for substantially all of Saba’s revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management’s expectations. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $411,000 in fiscal 2002, $1.2 million in fiscal 2001 and $348,000 in fiscal 2000. Amounts written-off as reductions to the allowance totaled $465,000 in fiscal 2002, $1.0 million in fiscal 2001 and $18,000 in fiscal 2000.

At May 31, 2002, two customers accounted for 16% and 10% of Saba’s accounts receivable balance. At May 31, 2001, there were no customers with a balance greater than 10% of accounts receivable.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Assets acquired under capital lease obligations are amortized over the shorter of the assets’ estimated useful lives or the life of the lease. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base, assembled workforce and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years.

The following table summarizes the Company’s goodwill and purchased intangible assets (in thousands):

	May 31,
	2002	2001
Goodwill	$7,763	$—
Less accumulated amortization	(2,475)	—

Goodwill, net	$5,288	$—

Purchased intangible assets	$5,898	$4,561
Less accumulated amortization	(3,143)	(424)

Purchased intangible assets, net	$2,755	$4,137

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Acquisitions subsequent to June 30, 2001 will be accounted for in accordance with SFAS No. 141. SFAS No. 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, is effective for fiscal years beginning after December 15, 2001. The nonamortization approach applies to previously recorded goodwill and to previously recognized intangible assets deemed to have indefinite useful lives, as well as goodwill and indefinite lived intangible assets arising from acquisitions completed after the application of SFAS No. 142. In place of amortization, an impairment test must be performed at least annually at the reporting unit level. Any impairment charges on goodwill and indefinite lived intangible asset would be presented as a separate line item within the operating section of the statement of operations.

Prior to the adoption of SFAS No. 142, Saba amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill during fiscal 2002 was $2.5 million and the remaining goodwill balance at May 31, 2002 was $5.3 million. In conjunction with Saba’s adoption of SFAS No. 142 during Saba’s fiscal year beginning June 1, 2002, Saba ceased amortization of goodwill. In addition, Saba evaluated its purchased intangible assets and determined that all such assets have determinable lives.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba performed the first of the required impairment tests of goodwill as of June 1, 2002. As discussed in Note 10, Saba considers itself to be a single reporting unit. Accordingly, all of Saba’s goodwill is associated with the entire company. As of June 1, 2002, based on Saba’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS No. 142. Accordingly, the second testing phase was not necessary. During fiscal 2003, Saba will also perform the required annual impairment analysis of goodwill, or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the carrying amount of goodwill could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2002, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

Saba accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock Based Compensation.” The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants and convertible securities. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Years ended May 31,
	2002	2001	2000
Historical
Net loss	$(25,467)	$(62,791)	$(54,441)

Weighted-average shares of common stock outstanding	47,725	44,580	20,207
Weighted-average shares of common stock subject to repurchase	(1,234)	(2,356)	(1,659)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share
	46,491	42,224	18,548

Basic and diluted net loss per share	$(0.55)	$(1.49)	$(2.94)

Pro forma
Net loss			$(54,441)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share (from above)			18,548
Adjustment to reflect the effect of the conversion of preferred stock from the date of issuance			14,193

Weighted-average shares of common stock outstanding used in computing pro forma basic and diluted net loss per share			32,741

Pro forma basic and diluted net loss per share			$(1.66)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 2,424,560 at May 31, 2002, 5,207,356 at May 31, 2001 and 5,547,905 at May 31, 2000. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

Revenue Recognition

Saba recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Under SOP 97-2, as amended, Saba recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as support services, based on the relative fair values of the elements. Saba’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to November 30, 1999, Saba had not established VSOE of fair value for its support services. Accordingly, Saba recognized the revenue generated from these multiple-element arrangements ratably over the period during which the support services were provided, which was generally 12 months.

A substantial majority of Saba’s licenses entered into from November 30, 1999 to August 31, 2001 included rights to unspecified additional platform versions of Saba’s software, extended payment terms and/or services essential to the functionality of the software. For licenses that included rights to unspecified additional platform versions, Saba recognized license revenues ratably over the period during which Saba is required to provide the additional platform versions beginning in the month when all other revenue recognition criteria had been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. A substantial majority of Saba’s licenses entered into after August 31, 2001 do not provide for unspecified additional platform versions, extended payment terms or service essential to the functionality of the software. Revenues derived from these licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. Revenues from Saba’s application service provider offering and from Saba’s hosting services are generally recognized ratably over the term of the arrangement.

Support revenue is recognized ratably over the support term, typically 12 months, and revenues related to implementation, consulting, education and other services are generally recognized as the services are performed. Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services has been provided on a fixed-fee basis.

Accounts receivable includes amounts earned but unbilled of $1.0 million at May 31, 2002 and $3.5 million at May 31, 2001. Deferred revenue consists of license fees to be recognized in future periods and prepaid fees for services and support agreements.

Advertising Expense

Advertising costs are expensed as incurred. Saba incurred advertising costs of $14,000 in fiscal 2002, $2.9 million in fiscal 2001 and $122,000 in fiscal 2000.

Foreign Currency Translation

For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Saba adopted SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Instruments—deferral of the effective date of FASB statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, for fiscal 2002. Because Saba currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS No. 133 did not have an impact on Saba’s financial condition or results of operations. Saba may, however, as its foreign operations increase in the future, hedge its exposure to foreign currency risk.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Saba is required to adopt SFAS No. 143 for its fiscal year beginning June 1, 2003. Saba is currently assessing the impact, if any, of SFAS No. 143 on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Saba adopted SFAS No. 144 for its fiscal year beginning June 1, 2002. Saba does not expect SFAS No. 144 to have a material impact on its financial position and results of operations.

In November 2001, the FASB issued Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. EITF No. 01-14 should be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods should be reclassified. Previously Saba recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. While the application of EITF No. 01-14 will not result in any impact to operating or net income in any past or future periods, it will reduce gross margins. Saba adopted EITF No. 01-14 in the quarter ended May 31, 2002. The effect of this adoption was an increase in revenues and cost of revenues of $1.1 million in fiscal 2002, $1.9 million in fiscal 2001 and $763,000 in fiscal 2000.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in Saba recognizing the cost of future restructuring activities, if any, over a period of time as opposed to as a single event.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of the following (in thousands):

	May 31,
	2002	2001
Computer equipment	$8,610	$8,532
Office furniture and fixtures	1,912	2,099
Leasehold improvements	970	1,439

	11,492	12,070
Less accumulated depreciation and amortization	(6,917)	(4,073)

	$4,575	$7,997

4.    Notes Payable

In March 1999, Saba entered into an operating lease agreement for office space beginning in May 1999 and executed non-interest bearing notes payable to the lessor totaling $329,000 under this agreement for the deposit on the building. Principal under the notes was repaid in fiscal 2000.

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability will be repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $332,500 at May 31, 2002 and $402,500 at May 31, 2001.

5.    Leases

Saba leases its office facilities under various non cancelable operating leases that expire at various dates through 2014. During fiscal 2001 and 2000, Saba also financed the acquisition of furniture and equipment under capital leases. Borrowings under capital leases are due in monthly installments through July 2005 plus interest at rates that range from 8.6% to 13.8% and are secured by the underlying assets. At May 31, 2002 and 2001, the original cost of the assets under capital leases was $4.9 million, and the accumulated amortization was $3.6 million at May 31, 2002 and $2.9 million at May 31, 2001. Future minimum lease payments under these leases are as follows as of May 31, 2002:

	Capital Leases	Operating Leases
	(in thousands)

Year Ending May 31:
2003	$1,435	$3,220
2004	365	3,329
2005	26	3,075
2006	—	2,967
2007	—	2,352
Thereafter	—	18,289

	1,826	$33,232

Less amounts representing interest	(143)

Present value of minimum lease payments	1,683
Less current portion of minimum lease payments	(1,311)

	$372

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense was $5.1 million in fiscal 2002, $5.0 million in fiscal 2001 and $2.7 million in fiscal 2000. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the consolidated balance sheets.

6.    Line of Credit

In June 2001, Saba negotiated a line of credit agreement with a bank that provides for borrowings of up to $8.0 million to finance equipment purchases. At May 31, 2002, there was no outstanding balance on the line of credit. Any borrowings against the line of credit would be secured by all equipment, accounts receivable and securities of Saba and would bear an interest rate at a fluctuating rate per annum one percent below the Prime Rate or at a fixed rate per annum 2.25% above LIBOR. Saba pays a fee equal to 0.5% per annum on the average daily unused amount of the line of credit. This line of credit expired June 30, 2002.

7.    Stockholders’ Equity

Common Stock

During fiscal 2000, Saba issued to seven executives and one advisory board member restricted stock subject to repurchase by Saba at original sales prices that range from $0.30 to $10.00 per share. The repurchase rights lapse over vesting periods that range from one to four years. Shares subject to repurchase were 773,583 at May 31, 2002 and 2,294,203 at May 31, 2001. The consideration for such shares paid included full-recourse promissory notes. The notes bear interest at interest rates that range from 5.5% to 6.6% per annum, are payable over terms that range from one to four years and are secured by the shares of common stock underlying the notes as well as the assets owned by the note holders.

Warrants

In December 1999, Saba issued a warrant to a customer to purchase 23,930 shares of common stock. The warrant was exercisable on January 31, 2000, has a term of three years, and an exercise price of $13.50 per share. The $99,000 value of the warrant, determined using the Black-Scholes option-pricing model, was recorded as an offset to revenues earned from the customer. The warrant remained outstanding at May 31, 2002.

In May 2001 as partial consideration for a retained executive search, Saba issued a warrant to a third party to purchase 76,667 shares of common stock at an exercise price of $21.13 per share. The warrant was immediately exercisable and expires on October 13, 2003. The $1.2 million value of the warrant, determined using the Black-Scholes option-pricing model, was accounted for as an increase in other stock charges and additional paid-in capital. The warrant remained outstanding at May 31, 2002.

Employee Stock Purchase Plan

The Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “ESPP”) in January 2000 that was effective upon the completion of Saba’s initial public offering. Under the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments of (i) 2,000,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. In June 2001, the number of shares reserved for issuance under the ESPP increased from 2,000,000 to 2,934,950. Shares issued under the ESPP were 142,330 during fiscal 2002 and 154,428 during fiscal 2001. As of May 31, 2002, 2,638,192 shares were available for issuance under the ESPP. In June 2002, the number of shares reserved for issuance under the ESPP increased to 3,893,490.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 10,815,550 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant and generally vest over four years.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 6,000,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan except that options generally expire six years from the date of grant. The 2000 Plan also provides for automatic grants to non-employee directors. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 3,000,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. The number of shares reserved for issuance under the 2000 Plan increased by 2,337,375 shares in June 2001 and by 2,396,351 shares in June 2002.

During fiscal 2000, Saba granted options to advisory board members with vesting provisions based on service. During the third quarter of fiscal 2000, Saba recognized $457,000 in expense related to the value of the vested options. In March 2000, Saba fully accelerated the vesting of these options and recognized an additional $1.0 million in stock compensation expense.

During fiscal 2001, Saba granted to non-employees for services performed and to certain advisory board members fully vested options to purchase 48,412 shares of Saba common stock at exercise prices that range from $0.30 to $16.38 per share. In connection with these option grants, Saba recognized stock compensation expense of $528,000 in fiscal 2001, based on the options’ fair value, determined using the Black-Scholes option-pricing model.

During fiscal 2002, Saba granted to non-employees for services performed and to certain advisory board members fully vested options to purchase 26,000 shares of Saba common stock at exercise prices that range from $2.03 to $3.60 per share. In connection with these option grants, Saba recognized stock compensation expense of $74,000 in fiscal 2002, based on the options’ fair value, determined using the Black-Scholes option-pricing model.

Also during fiscal 2002, Saba fully accelerated the vesting of 163,750 shares of Saba common stock for certain terminated employees. In connection with the acceleration of vesting, Saba recognized an additional $39,000 in stock compensation expense.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Balance, May 31, 1999	5,739,500	$0.06
Granted	5,138,725	5.08
Exercised	(2,586,170)	1.18
Canceled	(904,251)	1.48

Balance, May 31, 2000	7,387,804	3.38
Granted	8,234,466	13.85
Exercised	(1,661,905)	0.59
Repurchased	(225,000)	0.30
Canceled	(3,014,709)	8.27

Balance, May 31, 2001	10,720,656	10.39
Granted	7,015,765	3.45
Exercised	(1,124,754)	1.48
Repurchased	(112,500)	0.30
Canceled	(4,221,186)	12.48

Balance, May 31, 2002	12,277,981	46.53

Additional information regarding options outstanding as of May 31, 2002 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$ 0.05 - 0.95	1,219,423	6.3	$0.29	772,120	$0.24
$ 2.03 - 2.84	2,877,300	5.3	$2.20	81,875	$2.03
$ 3.13 - 3.37	1,170,000	5.9	$3.13	—	$0.00
$ 3.78 - 4.09	2,391,725	5.5	$4.00	83,568	$3.79
$ 5.36 - 7.13	1,239,745	4.5	$6.49	352,615	$6.33
$ 9.84 - 12.00	1,441,067	4.4	$10.23	508,408	$10.34
$13.98 - 16.38	1,015,449	3.6	$14.94	367,412	$14.90
$20.13 - 22.25	575,035	4.0	$21.73	259,525	$21.12
$27.25 - 29.38	348,237	4.2	$29.38	136,899	$29.38

	12,277,981	5.1	$6.53	2,562,422	$9.03

At May 31, 2002, 1,251,603 shares were available for future grant under the 1997 Plan and 2000 Plan.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock Reserved for Future Issuance

Saba has reserved shares of common stock for issuance as follows at May 31, 2002:

Stock options outstanding	12,277,981
Stock options available for future grant	1,251,603
Employees stock purchase plan	2,638,192
Warrants to purchase common stock	100,597

16,268,373

Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba’s common stock on the grant date for certain stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $7.0 million for fiscal 2002, $13.5 million for fiscal 2001 and $13.6 million for fiscal 2000. Included in amortization of deferred stock compensation in fiscal 2002 is $1.9 million related to the post-acquisition amortization of the deferred stock compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris Inc. The estimated intrinsic value of the 198,465 shares subject to repurchase was approximately $2.8 million, which is being amortized over the four-year repurchase period using a graded vesting method. While no additional deferred stock compensation was recorded in fiscal 2002, a decrease in deferred stock compensation of $663,000 was recorded to reflect the reduction in deferred stock compensation relating to the cancellation of stock options as a result of employee attrition and reductions in workforce.

Pro Forma Disclosures of the Effect of Deferred Stock Compensation

Pro forma information regarding net loss and net loss per share, which is required by SFAS No. 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected life (in years)	5	5	5
Risk-free interest rate	4.4%	5.0%	5.5%
Volatility	0.90	0.60	0.60
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted for fiscal 2002 was $3.44, for fiscal 2001 was $15.20 and for fiscal 2000 was $1.47.

Had compensation cost for Saba’s stock compensation plans been determined using the fair value at the grant dates for awards under these plans calculated using the methods required by SFAS No. 123, Saba’s historical net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended May 31,
	2002	2001	2000
Net loss—pro forma	$(48,392)	$(69,893)	$(54,887)

Net loss per share—pro forma	$(1.04)	$(1.66)	$(2.96)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma impact of options on the net loss for fiscal 2002 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

8.    Income Taxes

The provision for income taxes of $164,000 for fiscal 2002 and $69,000 for fiscal 2001 is comprised entirely of income taxes related to foreign operations. There was no provision for income taxes for fiscal 2000.

Pretax loss from foreign operations was approximately $4.4 million in fiscal 2002, $3.8 million in fiscal 2001 and $2.4 million in fiscal 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	May 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$40,162	$32,609
Deferred revenue	890	4,100
Accruals	2,489	2,502
Property, equipment and purchased intangible assets	2,855	1,698
Credit carryforwards	1,628	608
Other	6	55

	48,030	41,572
Valuation allowance	(46,900)	(39,876)

Total deferred tax assets	$1,130	$1,696
Deferred tax liabilities:
Purchased intangible assets	(1,130)	(1,696)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $7.0 million in fiscal 2002 and $20.8 million in fiscal 2001.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	May 31,
	2002	2001	2000
U.S. federal benefit at statutory rate	$(8,856)	$(21,953)	$(17,693)
Net operating loss and temporary differences for which no benefit was realized	4,826	16,229	12,436
Stock related charges	830	4,304	5,203
Unbenefitted foreign losses	1,681	1,320	—
Amortization of goodwill	866	—	—
Acquired in-process research and development	770	—	—
Nondeductible expenses	47	169	—
Other	—	—	54

Total	$164	$69	$—

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 31, 2002, Saba had net operating loss carryforwards for federal tax purposes of approximately $101.6 million and state tax purposes of approximately $77.0 million. Saba also has research credit carryforwards for federal and state tax purposes of approximately $1.0 million. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2012 through fiscal 2022. The state net operating loss carryforwards will expire in fiscal 2006 through 2010 and the state research credit will carry forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

9.    Retirement Plan

Saba has established the Saba Software 401(k) Plan (the “401(k) Plan”) under section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings subject to an annual contribution limit. Saba may also make matching contributions equal to a discretionary percentage of the employees’ deferral. To date, no matching contributions have been made.

10.    Segment Information

Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the year ended May 31:

	Total Revenue			Long-Lived Assets
	2002	2001	2000	2002	2001	2000
	(in thousands)
United States	$39,792	$38,747	$16,295	$12,293	$11,635	$6,524
International	15,856	16,208	2,460	325	500	337

Total	$55,648	$54,955	$18,755	$12,618	$12,135	$6,861

Major Customers

For fiscal 2002, 2001 and 2000, no customer accounted for greater than 10% of revenues.

11.    Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints have since been consolidated into a single action. Saba intends to vigorously defend against this action. Although no assurance can be given that this matter will be resolved in Saba’s favor, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The compliant alleges that Saba infringed a number of U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. Substantially similar complaints have been filed against at least three other companies in Saba’s industry. Saba believes that the complaint is without merit and intends to defend against it vigorously. Although no assurance can be given that this matter will be resolved favorably, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

Saba is also party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on Saba’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Saba.

12.    Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 1.0 million shares of Saba’s common stock, including 198,465 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 801,500 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 198,465 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method.

In March 2001, Saba completed its acquisition of Human Performance Technologies, Inc., a leading provider of processes and training for human performance management. In consideration for Human Performance Technologies, Inc., Saba issued approximately 514,000 shares of Saba’s common stock with a fair value of approximately $3.7 million, paid $466,000 in cash and assumed net liabilities of $396,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities was included in Saba’s consolidated financial statements as of March 28, 2001 and the results of operations of Human Performance Technologies, Inc. have been included thereafter. The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $4.6 million, which has been allocated to purchased intangible assets.

13.    Restructuring

During the second and fourth quarters of fiscal 2002 and the fourth quarter of fiscal 2001, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. Included in operating expenses are restructuring charges of $3.2 million for fiscal 2002 and $2.6 million for fiscal 2001. The restructuring programs included a worldwide workforce reduction and consolidation of excess facilities.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Workforce reduction charges, which consist primarily of severance and fringe benefits, were $1.8 million in fiscal 2002 and $1.8 million in fiscal 2001. The restructuring programs resulted in the reduction of 147 employees in fiscal 2002 and 60 employees in fiscal 2001 across all business functions and geographic regions.

Included in the charges for excess facilities are $1.4 million in fiscal 2002 and $300,000 in fiscal 2001 relating to non-cancelable lease costs partially offset by estimated sub-lease income. Also included in fiscal 2001 is a charge of $450,000 for leasehold improvements and office furniture and fixtures that were no longer used in operations. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2005. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

A summary of the restructuring charges is outlined as follows:

	Workforce Reduction Charges	Asset Write Downs	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2000	$—	$—	$—	$—
Charges	1,814	450	300	2,564
Deductions	(1,281)	—	—	(1,281)

Accrual as of May 31, 2001	533	450	300	1,283
Charges	1,796	—	1,397	3,193
Deductions	(2,008)	(450)	(589)	(3,047)

Accrual as of May 31, 2002	$321	$—	$1,108	$1,429

Estimated remaining cash expenditures	$321	$—	$1,108	$1,429

14.    Subsequent Event

In June 2002, Saba announced a voluntary stock option exchange program for employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their outstanding stock options with exercise prices greater than $5.93 per share under the 1997 Plan or 2000 Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 1.7 million shares of Saba common stock were tendered by 142 employees. The vesting period of each new option will start on the date that the new options are granted and end 12 months after the end of the vesting period stated in the cancelled options. In no event, however, will the new vesting period exceed four years. The new options will vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial quarter at the end of the new vesting period). Saba will incur compensation expense of $171,000 relative to this program for Saba’s first quarter ending August 31, 2002 related to cancelled awards. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002.

PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

2.    Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.    Index to Exhibits

See Index to Exhibits on page 56.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ GENO TOLARI
Geno Tolari President and Chief Executive Officer
Dated: August 29, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Geno Tolari and Peter Williams as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GENO TOLARI Geno Tolari	President and Chief Executive Officer (Principal Executive Officer)	August 29, 2002

/S/ RONALD KISLING Ronald Kisling	Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2002

/S/ BOBBY YAZDANI Bobby Yazdani	Chairman of the Board	August 29, 2002

/S/ DOUGLAS ALLRED Douglas Allred	Director	August 29, 2002

Robert Cohn	Director	August 29, 2002

/s/ JOSEPH COSTELLO Joseph Costello	Director	August 29, 2002

/S/ JOE KIANI Joe Kiani	Director	August 29, 2002

/S/ MICHAEL MORITZ Michael Moritz	Director	August 29, 2002

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of April 12, 2000.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(3)	1997 Stock Incentive Plan.

10.3(3)	Form of 2000 Stock Incentive Plan.

10.4(3)	Form of 2000 Employee Stock Purchase Plan.

10.5(3)	Third Amended and Restated Investors’ Rights Agreement.

10.6(3)	Forms of Restricted Stock Purchase Agreements.

10.7(3)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8(3)	Stock Purchase and Master Strategic Relationship Agreement dated March 31, 2000 between the Company and SingTel Ventures (Cayman) Pte Limited.

10.9(4)	Credit Agreement dated June 15, 2001 between Wells Fargo Bank and the Company.

10.10	Employment letter dated March 25, 2002 from the Company to Geno Tolari.

10.11	Severance Agreement dated April 1, 2002 between the Company and Bobby Yazdani.

21.1	List of Subsidiaries of Saba.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to page 54.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 15, 2001 with the SEC.