Form 10-Q
period 2002-08-31
SABA SOFTWARE INC
filed 2002-10-15
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

000-30221
(Commission File number)

SABA SOFTWARE, INC.
(Exact Name of Company as Specified in Its Charter)

Delaware	94-3267638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Bridge Parkway,
Redwood Shores, CA	94065-1166
(Address of principal executive offices)	(Zip Code)

(650) 696-3840
(Company’s telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

On September 30, 2002, 48,528,636 shares of the Company’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2002

PART 1:    FINANCIAL INFORMATION

Item 1.    Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	August 31, 2002	May 31, 2002
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,350	$9,523
Short-term investments	12,008	12,618
Accounts receivable, net	13,011	12,182
Prepaid expenses and other current assets	1,032	901

Total current assets	34,401	35,224
Property and equipment, net	4,016	4,575
Goodwill, net	5,288	5,288
Purchased intangible assets, net	2,109	2,755
Other assets	888	846

Total assets	$46,702	$48,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,593	$1,547
Accrued expenses	6,426	7,844
Deferred revenue	8,773	10,127
Short-term debt and current portion of capital lease obligations	2,269	1,381

Total current liabilities	19,061	20,899
Deferred revenue	201	52
Long-term debt and other long-term liabilities	3,166	3,019
Capital lease obligations, less current portion	271	372

Total liabilities	22,699	24,342
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at August 31, 2002; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at August 31, 2002; 48,518,461 shares issued at August 31, 2002 and 48,264,537 shares issued at May 31, 2002	48	48
Additional paid-in capital	182,687	182,424
Deferred stock compensation	(1,309)	(2,578)
Notes receivable from stockholders	(76)	(188)
Treasury stock: 377,500 shares held at August 31, 2002 and at May 31, 2002, at cost	(201)	(201)
Accumulated deficit	(157,055)	(155,122)
Accumulated other comprehensive loss	(91)	(37)

Total stockholders’ equity	24,003	24,346

Total liabilities and stockholders’ equity	$46,702	$48,688

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended August 31 ,
	2002	2001
Revenues:
License	$7,450	$7,008
Services	7,246	7,874

Total revenues	14,696	14,882

Cost of revenues:
Cost of license	50	59
Cost of services	3,293	4,568
Amortization of acquired developed technology	388	372

Total cost of revenues	3,731	4,999

Gross profit	10,965	9,883
Operating expenses:
Research and development	3,027	4,125
Sales and marketing	6,940	9,612
General and administrative	1,353	1,991
Amortization of deferred stock compensation and other stock charges	1,351	2,294
Amortization of purchased intangible assets	258	369
Amortization of goodwill	—	538
Acquired in-process research and development	—	2,199

Total operating expenses	12,929	21,128

Loss from operations	(1,964)	(11,245)
Interest income and other, net	96	71

Loss before provision for income taxes	(1,868)	(11,174)
Provision for income taxes	(65)	(25)

Net loss	$(1,933)	$(11,199)

Basic and diluted net loss per share	$(0.04)	$(0.25)

Shares used in computing basic and diluted net loss per share	47,779	45,402

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three months ended August 31,
	2002	2001
Operating activities:
Net loss	$(1,933)	$(11,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	915
Amortization of purchased intangible assets	258	369
Amortization of goodwill	—	538
Amortization of acquired developed technology	388	372
Acquired in-process research and development	—	2,199
Amortization of deferred stock compensation	784	2,294
Issuance of common stock to third parties	82	—
Compensation expense resulting from acceleration of vesting of common stock	314	—
Compensation expense resulting from cancelled stock options	171	—
Changes in operating assets and liabilities:
Accounts receivable	(879)	7,771
Prepaid expenses and other current assets	(142)	347
Other assets	(42)	(39)
Accounts payable	46	(2,363)
Accrued expenses	(1,418)	(1,727)
Deferred revenue	(1,205)	(4,716)
Other liabilities	(12)	236

Net cash used in operating activities	(2,783)	(5,003)

Investing activities:
Purchases of short-term investments	(5,168)	(9,232)
Proceeds from redemptions and maturities of short-term investments	5,774	17,143
Purchases of property and equipment	(132)	(309)

Net cash provided by investing activities	474	7,602

Financing activities:
Proceeds from issuance of common stock	181	2,077
Repurchase of common stock	—	(4)
Borrowings under revolving line of credit	1,000	—
Borrowings under equipment term loan	256	—
Repayments of note payable	(17)	(17)
Principal payments under capital lease obligations	(396)	(367)
Collections on notes receivable from stockholders	112	32

Net cash provided by financing activities	1,136	1,721
(Decrease) increase in cash and cash equivalents	(1,173)	4,320
Cash and cash equivalents, beginning of period	9,523	11,833

Cash and cash equivalents, end of period	8,350	16,153
Short-term investments, end of period	12,008	14,636

Total cash, cash equivalents and short-term investments, end of period	$20,358	$30,789

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$103	$—

Common stock issued for acquisition	$—	$14,078

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2002. The results of operations for the three months ended August 31, 2002 are not necessarily indicative of results for the entire fiscal year ending May 31, 2003 or for any future period.

The condensed consolidated balance sheet at May 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts previously reported have been reclassified to conform to the current period presentation.

2.    Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended August 31,
	2002	2001
Net loss	$(1,933)	$(11,199)

Weighted-average shares of common stock outstanding	48,448	46,888
Weighted-average shares subject to repurchase	(669)	(1,486)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	47,779	45,402

Basic and diluted net loss per share	$(0.04)	$(0.25)

3.    Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended August 31,
	2002	2001
Net loss	$(1,933)	$(11,199)
Foreign currency translation loss	(50)	(31)
Unrealized (loss) gain on investments	(4)	47

Comprehensive loss	$(1,987)	$(11,183)

4.    Goodwill

Effective June 1, 2002, Saba adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, Saba is no longer amortizing goodwill, but will be reviewing annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, Saba determined there was no impairment of goodwill. The following adjusted earnings and earnings per share data have been presented on a pro forma basis to eliminate goodwill amortization (in thousands, except per share amounts):

	Three months ended August 31,
	2002	2001
Net loss as reported	$(1,933)	$(11,199)
Add: Amortization of goodwill	—	538

Adjusted net loss	$(1,933)	$(10,661)

Net loss per share as reported	$(0.04)	$(0.25)
Add: Amortization of goodwill per share	—	0.02

Adjusted net loss per share	$(0.04)	$(0.23)

5.     Segment Information

Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area (in thousands):

	Total Revenue		Long-Lived Assets
	Three months ended August 31,
			August 31, 2002	May 31, 2002
	2002	2001
United States	$12,126	$11,596	$11,104	$12,293
International	2,570	3,286	309	325

Total	$14,696	$14,882	$11,413	$12,618

Major Customers

For three months ended August 31, 2002, one customer accounted for greater than 10% of revenues. For three months ended August 31, 2001, no customer accounted for greater than 10% of revenues.

6.    Credit Facility

In August 2002, Saba entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of Saba’s assets. Under the term loan, Saba may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. The outstanding balance on the equipment term loan as of August 31, 2002 carries a fixed interest rate of 5.81%. The revolving line of credit expires in August 2003 and borrowings are at the bank’s Prime Rate plus 1%, with interest payable monthly and principal due at the expiration of the credit facility. The outstanding balance on the revolving line of credit as of August 31, 2002 carries a fixed interest rate of 5.75%. Outstanding balances under the credit facility were as follows as of August 31, 2002 (in thousands):

Equipment term loan	$256
Revolving line of credit	1,000

Total long-term debt	1,256
Less current portion	1,080

Total long-term debt, less current portion	$176

The outstanding balance on the revolving line of credit was repaid in September 2002. The credit facility requires Saba to satisfy, on a monthly basis, certain financial and other covenants including minimum quick, tangible net worth and liquidity coverage ratios. In addition, the credit facility restricts Saba’s ability to pay cash dividends.

7.    Restructuring

During the second and fourth quarters of fiscal 2002 and the fourth quarter of fiscal 2001, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs included a worldwide workforce reduction and consolidation of excess facilities. No restructuring charges are included in operating expenses for the three months ended August 31, 2002 and 2001.

A summary of the restructuring charges is outlined as follows (in thousands):

	Workforce Charges Reduction	Facilities Charges Related	Total
Accrual as of May 31, 2002	$321	$1,108	$1,429
Charges	—	—	—
Deductions—cash payments	(221)	(174)	(395)

Accrual as of August 31, 2002	$100	$934	$1,034

Estimated remaining cash expenditures	$100	$934	$1,034

8.    Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 1.0 million shares of Saba’s common stock, including 198,465 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 801,500 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to acquired in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 198,465 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. Included in amortization of deferred stock compensation and other stock charges for the three months ended August 31, 2002 is $221,000 of compensation expense resulting from the acceleration of vesting of common stock for a terminated employee.

9.    Recent Accounting Pronouncements

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

In the quarter ended May 31, 2002, Saba adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, Saba recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $277,000 for the three months ended August 31, 2002 and $389,000 for the three months ended August 31, 2001 and caused a slight decrease in gross margin percentage.

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

10.    Option Exchange Program

In June 2002, Saba announced a voluntary stock option exchange program for employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their outstanding stock options with exercise prices greater than $5.93 per share under the 1997 Plan or 2000 Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 1.7 million shares of Saba common stock were tendered by 142 employees. The vesting period of each new option will start on the date that the new options are granted and end 12 months after the end of the vesting period stated in the cancelled options. In no event, however, will the new vesting period exceed four years. The new options will vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial quarter at the end of the new vesting period). Saba incurred compensation expense of $171,000 relative to this program for Saba’s first quarter ending August 31, 2002 related to cancelled awards. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. This program was not made available to Saba’s executive officers or directors.

11.    Legal Matters

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

12.    Subsequent Event

In October 2002, Saba completed a private placement of 4,302,323 shares of common stock for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital. Michael Moritz, a director on Saba’s Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2002. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, in Item 2, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, impact of SFAS No. 143, 144 and 146 and EITF No. 01-14, and the significance of Saba Learning Enterprise Edition and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

Cost of Revenues

Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Our cost of services revenues includes salaries and related expenses for our professional services organization, as well as third-party hosting costs and billed expenses. Because our cost of services revenues is greater than cost of license revenues, cost of total revenues as a percentage of total revenues may fluctuate based on the mix of products and services sold.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. These charges were recorded during fiscal 1999 and 2000 and reduced in fiscal 2001 and 2002 as a result of cancellation of stock options resulting from employee attrition and reductions in workforce and in the three months ended August 31, 2002 as a result of our voluntary stock option exchange program. During the first quarter of fiscal 2002, we also recorded deferred stock compensation of $2.8 million for the intrinsic value of stock subject to repurchase assumed by us in connection with the acquisition of Ultris Inc. These amounts are included as a component of stockholders’ equity and are being amortized by charges to operations over the vesting period of the restricted stock using the graded vesting method. The amortization of the remaining deferred stock compensation will result in additional charges to operations through fiscal 2005.

Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million, and our June 2001 acquisition of Ultris Inc. resulted in goodwill and purchased intangible assets of $9.1 million. Purchased intangible assets consist of intellectual property, customer base, assembled workforce and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, we no longer amortize goodwill, but will review it annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, we determined there was no impairment of goodwill. Prior to June 1, 2002, goodwill was being amortized on a straight-line basis over its estimated useful life of three years.

There was no acquisition activity during the three months ended August 31, 2002. Acquired in-process research and development in the three months ended August 31, 2001 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris Inc. For the acquisition of Ultris Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development have not achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

We obtained an independent valuation for the allocation of the purchase price of Ultris Inc. Values were assigned to acquired developed technology, in-process research and development, goodwill and workforce. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management’s estimates of future revenues and operating profits.

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of August 31, 2002, we had an accumulated deficit of $157.1 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. While we have in the recent past and may from time to time in the future reduce operating expenses in response to the downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 326 full-time employees as of August 31, 2002. Despite recent reductions in staffing, we have generally experienced periods of significant expansion of operations that have placed significant demands on our management and operational resources. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

Revenues

Total revenues decreased to $14.7 million for the three months ended August 31, 2002 from $14.9 million for the three months ended August 31, 2001. The decrease is primarily attributable to decreased services revenues, partially offset by increases in license revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 17% for the three months ended August 31, 2002 and 22% for the three months ended August 31, 2001. During the three months ended August 31, 2002, one customer represented more than 10% of our revenues. During the three months ended August 31, 2001, no customer represented more than 10% of our revenues.

License revenues increased to $7.5 million, or 51% of total revenues, for the three months ended August 31, 2002, from $7.0 million, or 47% of total revenues, for the three months ended August 31, 2001. The increase in the dollar amount of license revenues is primarily attributable to an increase in sales of licenses to new customers, partially offset by a decrease in the amount of deferred revenue recognized from existing contracts.

Services revenues decreased to $7.2 million, or 49% of total revenues, for the three months ended August 31, 2002 from $7.9 million, or 53% of total revenues, for the three months ended August 31, 2001. The decrease in dollar amount of services revenues is primarily attributable to decreased consulting revenues as a result of fewer active projects due to an increased number of projects with shorter implementation periods and an increased number of implementations performed by third-party systems integrators. This decrease was partially offset by an increase in support and hosting revenues.

The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues decreased to $3.7 million for the three months ended August 31, 2002 from $5.0 million for the three months ended August 31, 2001. The decrease is primarily attributable to a reduction in services personnel in response to fewer active projects. Cost of services revenues represented 45% of services revenues for the three months ended August 31, 2002 and 58% of services revenues for the three months ended August 31, 2001. The decrease in the cost of services as a percentage of services revenues is primarily attributable to an increased average billing rate of our consultants.

The cost of revenues includes amortization of acquired developed technology of $388,000 for the three months ended August 31, 2002 and $372,000 for the three months ended August 31, 2001. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year useful life and the developed technology of $1.2 million acquired from Ultris Inc. is being amortized over a three-year useful life.

Operating Expenses

Research and development.     Research and development expenses decreased to $3.0 million for the three months ended August 31, 2002 from $4.1 million for the three months ended August 31, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in research and development personnel in the U.S. and a decrease in the use of third-party consultants.

Sales and marketing.    Sales and marketing expenses decreased to $6.9 million for the three months ended August 31, 2002 from $9.6 million for the three months ended August 31, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in sales and marketing personnel.

General and administrative.    General and administrative expenses decreased to $1.4 million for the three months ended August 31, 2002 from $2.0 million for the three months ended August 31, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in general administrative personnel, as well as a decrease in bad debt expenses.

Amortization of deferred stock compensation and other stock charges.    Amortization of deferred stock compensation and other stock charges decreased to $1.4 million for the three months ended August 31, 2002 from $2.3 million for the three months ended August 31, 2001. Included in the three months ended August 31, 2002 is $314,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. Also included in the three months ended August 31, 2002 is $171,000 for compensation expense related to options cancelled in accordance with our voluntary stock option exchange program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Amortization of purchased intangible assets and goodwill.    Amortization of purchased intangible assets decreased to $258,000 for the three months ended August 31, 2002 from $369,000 for the three months ended August 31, 2001. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. During the three months ended August 31, 2001, we recorded amortization of goodwill of $538,000 as a result of our June 2001 acquisition of Ultris Inc.

Acquired in-process research and development.    In the three months ended August 31, 2001, we expensed $2.2 million for in-process research and development based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies.

Interest income and other, net

Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net increased to $96,000 for the three months ended August 31, 2002, from $71,000 for the three months ended August 31, 2001. The increase is primarily attributable to realized gains on the sales of short-term investments, which is partially offset by a decrease in interest income due to the decline in short-term interest rates since August 31, 2001.

Provision for income taxes

From inception through August 31, 2002, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $65,000 during the three months ended August 31, 2002 compared to $25,000 during the three months ended August 31, 2001. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $126.4 million through August 31, 2002, equipment leases and other debt. As of August 31, 2002, we had outstanding equipment leases of $1.5 million, debt of $1.5 million and $20.4 million of cash, cash equivalents and short-term investments.

Cash used in operating activities was $2.8 million during the three months ended August 31, 2002 and $5.0 million during the three months ended August 31, 2001. Cash used in operating activities during the three months ended August 31, 2002 was primarily attributable to a net loss of $1.9 million, a decrease in accrued expenses of $1.4 million and a decrease in deferred revenues of $1.2 million, which was partially offset by depreciation and amortization of $805,000 and amortization of deferred stock compensation of $784,000. Cash used in operating activities during the three months ended August 31, 2001 was primarily attributable to a net loss of $11.2 million, a decrease in deferred revenue of $4.7 million and a decrease in accounts payable of $2.4 million, which was partially offset by a decrease in accounts receivable of $7.8 million, $2.3 million in amortization of deferred stock compensation and a charge for acquired in-process research and development of $2.2 million.

Cash provided by investing activities during the three months ended August 31, 2002 was primarily attributable to net redemptions and maturities of short-term investments of $606,000. Cash provided by investing activities during the three months ended August 31, 2001 was primarily attributable to net redemptions and maturities of short-term investments of $7.9 million.

Cash provided by financing activities during the three months ended August 31, 2002 was primarily attributable to the proceeds of $1.0 million from borrowings under a revolving line of credit. Cash provided by financing activities during the three months ended August 31, 2001 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $2.1 million, partially offset by $367,000 for payments on capital lease obligations.

In October 2002, we completed a private placement of 4,302,323 shares of common stock for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital. Michael Moritz, a director on our Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds.

At August 31, 2002, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and our new credit facility. In August 2002, we entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of our assets. At August 31, 2002, the outstanding balances were $256,000 on the equipment term loan and $1.0 million on the revolving line of credit. Under the term loan, we may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. The outstanding balance on the equipment term loan as of August 31, 2002 carries a fixed interest rate of 5.81%. The outstanding balance on the revolving line of credit as of August 31, 2002 carries a fixed interest rate of 5.75%. The revolving line of credit expires in August 2003 and borrowings are at the bank’s Prime Rate plus 1%, with interest payable monthly and principal due at the expiration of the credit facility.

The following table summarizes our contractual obligations at August 31, 2002 and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Total	Capital Leases	Operating Leases	Note Payable
Fiscal Year Ending May 31,
2003	$3,564	$1,094	$2,417	$53
2004	3,897	498	3,329	70
2005	3,303	158	3,075	70
2006	3,067	30	2,967	70
2007	2,405	—	2,352	53
Thereafter	18,289	—	18,289	—

	$34,525	$1,780	$32,429	$316

We currently anticipate that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts and the assessment of recoverability of goodwill and purchased intangible assets. Our critical accounting policies are described in the following paragraphs.

Revenue recognition.    Our revenue recognition policies are described at the beginning of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for doubtful accounts.    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets.    Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at August 31, 2002 was $5.3 million.

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

In the quarter ended May 31, 2002, Saba adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, Saba recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $277,000 for the three months ended August 31, 2002 and $389,000 for the three months ended August 31, 2001 and caused a slight decrease in gross margin percentage.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition, Saba Performance, which is in limited release, and Saba Content, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of August 31, 2002, we had an aggregate of $1.3 million of deferred stock compensation and $2.1 million of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 17% of our revenues in the first quarter of fiscal 2003 and 22% of our revenues in the first quarter of fiscal 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2002, we had an aggregate of $2.1 million of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. In addition, acquisitions involve numerous risks, including:

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. Such factors include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Canadian Dollars, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our board of directors. At August 31, 2002, the average maturity of our investment securities was approximately five months. The majority of our investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds, commercial paper, corporate bonds and U.S. government agency bonds, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At August 31, 2002, all of our investments were considered available-for-sale securities and the majority had maturities of less than one year. The weighted average interest rate of our portfolio was approximately 2.3% at August 31, 2002.

The interest payable on our revolving line of credit entered into in August 2002 is based on a variable interest rate using the bank’s Prime Rate plus 1%. However, the outstanding balance on the line of credit as of August 31, 2002 was repaid in September 2002. Therefore, only future borrowings on the line of credit would be affected by changes in market interest rates.

The interest payable on our equipment term loan entered into in August 2002 carries a fixed interest rate of 5.81%. Any future draws under the term loan through May 2003, which are limited to the remaining available balance of $744,000 at August 31, 2002, would bear an interest rate at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. Therefore, only future borrowings on the equipment term loan would be affected by changes in market interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of Saba’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

b.  Reports on Form 8-K.

On August 29, 2002, Saba filed a current report on Form 8-K, pursuant to Item 9, reporting the execution of certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied Saba’s Form 10-K filed with the Securities and Exchange Commission on August 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 15, 2002	By:	/s/ GENO TOLARI
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RONALD KISLING
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Geno Tolari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	By:	/s/ Geno Tolari
Geno Tolari Chief Executive Officer

CERTIFICATION

I, Ronald Kisling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002	By:	/s/ Ronald Kisling
Ronald Kisling Chief Financial Officer

CERTIFICATION

In connection with this quarterly report of Saba Software, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2002 (the “Report”), I, Geno Tolari, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: October 15, 2002	By:	/s/ Geno Tolari
Geno Tolari Chief Executive Officer

CERTIFICATION

In connection with this quarterly report of Saba Software, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2002 (the “Report”), I, Ronald Kisling, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date: October 15, 2002	By:	/s/ Ronald Kisling
Ronald Kisling Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.

3.3	Amended and Restated Bylaws of the Company

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.12	Credit Agreement dated August 30, 2002 between Silicon Valley Bank and the Company.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.