Form 10-Q
period 2002-11-30
SABA SOFTWARE INC
filed 2003-01-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

00030221
(Commission File number)

SABA SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3267638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Bridge Parkway, Redwood Shores, CA	94065-1166
(Address of principal executive offices)	(Zip Code)

(650) 696-3840
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On December 31, 2002, 53,138,270 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2002

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 30, 2002	May 31, 2002
ASSETS		(Note 1)
Current assets:
Cash and cash equivalents	$19,157	$9,523
Short-term investments	8,334	12,618
Accounts receivable, net	8,731	12,182
Prepaid expenses and other current assets	1,068	901

Total current assets	37,290	35,224
Property and equipment, net	3,428	4,575
Goodwill, net	5,288	5,288
Purchased intangible assets, net	1,462	2,755
Other assets	895	846

Total assets	$48,363	$48,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,392	$1,547
Accrued expenses	7,196	7,844
Deferred revenue	9,274	10,127
Short-term debt and current portion of capital lease obligations	1,016	1,381

Total current liabilities	18,878	20,899
Deferred revenue	116	52
Long-term debt and other long-term liabilities	3,180	3,019
Capital lease obligations, less current portion	196	372

Total liabilities	22,370	24,342

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at November 30, 2002; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at November 30, 2002; 52,956,095 shares issued at November 30, 2002 and 48,264,537 shares issued at May 31, 2002	53	48
Additional paid-in capital	191,626	182,424
Deferred stock compensation	(380)	(2,578)
Notes receivable from stockholders	(33)	(188)
Treasury stock: 404,583 shares held at November 30, 2002 and 377,500 shares held at May 31, 2002, at cost	(227)	(201)
Accumulated deficit	(164,946)	(155,122)
Accumulated other comprehensive loss	(100)	(37)

Total stockholders’ equity	25,993	24,346

Total liabilities and stockholders’ equity	$48,363	$48,688

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Revenues:
License	$2,439	$6,764	$9,889	$13,772
Services	7,028	6,960	14,274	14,834

Total revenues	9,467	13,724	24,163	28,606

Cost of revenues:
Cost of license	26	30	76	89
Cost of services	3,493	3,631	6,786	8,199
Amortization of acquired developed technology	388	388	776	760

Total cost of revenues	3,907	4,049	7,638	9,048

Gross profit	5,560	9,675	16,525	19,558

Operating expenses:
Research and development	2,998	3,883	6,025	8,008
Sales and marketing	7,750	7,691	14,690	17,303
General and administrative	1,769	1,690	3,122	3,681
Amortization of deferred stock compensation and other stock charges	613	2,015	1,964	4,309
Amortization of purchased intangible assets	259	297	517	665
Amortization of goodwill	—	645	—	1,184
Acquired in-process research and development	—	—	—	2,199

Total operating expenses	13,389	16,221	26,318	37,349

Loss from operations	(7,829)	(6,546)	(9,793)	(17,791)
Interest income (expense) and other, net	26	(127)	122	(56)

Loss before provision for income taxes	(7,803)	(6,673)	(9,671)	(17,847)
Provision for income taxes	(88)	(20)	(153)	(45)

Net loss	$(7,891)	$(6,693)	$(9,824)	$(17,892)

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.20)	$(0.39)

Shares used in computing basic and diluted net loss per share	50,878	46,281	49,321	45,891

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended November 30,
	2002	2001
Operating activities:
Net loss	$(9,824)	$(17,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,534	1,827
Amortization of purchased intangible assets	517	665
Amortization of goodwill	—	1,184
Amortization of acquired developed technology	776	760
Acquired in-process research and development	—	2,199
Amortization of deferred stock compensation	1,071	4,213
Write-off of property and equipment	—	325
Issuance of common stock to third parties	82	57
Compensation expense resulting from acceleration of vesting of common stock	640	39
Compensation expense resulting from cancelled stock options	171	—
Changes in operating assets and liabilities:
Accounts receivable	3,397	8,591
Prepaid expenses and other current assets	(181)	251
Other assets	(48)	122
Accounts payable	(155)	(1,994)
Accrued expenses	(648)	(3,456)
Deferred revenue	(789)	(6,449)
Other liabilities	(26)	490

Net cash used in operating activities	(3,483)	(9,068)

Investing activities:
Purchases of short-term investments	(9,749)	(18,170)
Proceeds from redemptions and maturities of short-term investments	14,024	25,845
Purchases of property and equipment	(262)	(461)

Net cash provided by investing activities	4,013	7,214

Financing activities:
Proceeds from issuance of common stock under stock plans	246	2,692
Proceeds from issuance of common stock in private placement, net of issuance costs	9,195	—
Repurchase of common stock	(2)	(4)
Borrowings under revolving line of credit	1,000	—
Borrowings under equipment term loans	351	—
Repayments on line of credit	(1,000)	—
Repayments on equipment term loans	(21)	—
Repayments of note payable	(34)	(17)
Principal payments under capital lease obligations	(754)	(781)
Collections on notes receivable from stockholders	123	42

Net cash provided by financing activities	9,104	1,932

Increase in cash and cash equivalents	9,634	78
Cash and cash equivalents, beginning of period	9,523	11,833

Cash and cash equivalents, end of period	19,157	11,911
Short-term investments, end of period	8,334	14,859

Total cash, cash equivalents and short-term investments, end of period	$27,491	$26,770

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$103	$—

Common stock issued for acquisition	$—	$14,078

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2002. The results of operations for the three and six months ended November 30, 2002 are not necessarily indicative of results for the entire fiscal year ending May 31, 2003 or for any future period.

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

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
Net loss	$(7,891)	$(6,693)	$(9,824)	$(17,892)

Weighted-average shares of common stock outstanding	51,383	47,646	49,908	47,336
Weighted-average shares of common stock subject to repurchase	(505)	(1,365)	(587)	(1,445)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	50,878	46,281	49,321	45,891

Basic and diluted net loss per share	$(0.16)	$(0.14)	$(0.20)	$(0.39)

3.    Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
Net loss	$(7,891)	$(6,693)	$(9,824)	$(17,892)
Foreign currency translation (loss) gain	(4)	109	(54)	78
Unrealized (loss) gain on investments	(5)	(13)	(9)	34

Comprehensive loss	$(7,900)	$(6,597)	$(9,887)	$(17,780)

4.    Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which includes criteria that requires intangible assets such as assembled workforce to be recognized as part of goodwill. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective June 1, 2002, Saba adopted SFAS No. 142 and is no longer amortizing goodwill, but will be reviewing it annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, Saba determined there was no impairment of goodwill. The following adjusted net loss and net loss per share data have been presented on a pro forma basis to eliminate the amortization of goodwill and assembled workforce in periods prior to June 1, 2002 (in thousands, except per share amounts):

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
Net loss as reported	$(7,891)	$(6,693)	$(9,824)	$(17,892)
Add: Amortization of assembled workforce	—	68	—	207
Add: Amortization of goodwill	—	646	—	1,184

Adjusted net loss	$(7,891)	$(5,979)	$(9,824)	$(16,501)

Net loss per share as reported	$(0.16)	$(0.14)	$(0.20)	$(0.39)
Add: Amortization of assembled workforce per share	—	0.00	—	0.00
Add: Amortization of goodwill per share	—	0.01	—	0.03

Adjusted net loss per share	$(0.16)	$(0.13)	$(0.20)	$(0.36)

5.    Segment Information

Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area (in thousands):

	Total Revenue		Total Revenue
	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
United States	$7,098	$8,173	$19,224	$19,769
International	2,369	5,551	4,939	8,837

Total	$9,467	$13,724	$24,163	$28,606

	Long-Lived Assets
	As of November 30, 2002	As of May 31, 2002
United States	$9,883	$12,293
International	295	325

Total	$10,178	$12,618

Major Customers

For the three and six months ended November 30, 2002, one customer accounted for greater than 10% of revenues. For the three and six months ended November 30, 2001, no customer accounted for greater than 10% of revenues.

6.    Credit Facility

In August 2002, Saba entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of Saba’s assets. Under the term loan, Saba may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. For the six months ended November 30, 2002, Saba made draws under the equipment loan of $256,000 in August 2002, which carries a fixed interest rate of 5.81%, and $95,000 in November 2002, which carries a fixed interest rate of 5.53%. For the six months ended November 30, 2002, Saba made one draw under the revolving line of credit in August 2002 for $1.0 million. The outstanding balance on the revolving line of credit was repaid in September 2002.

Outstanding balances under the credit facility are as follows as of November 30, 2002 (in thousands):

Equipment term loan	$330
Less current portion	111

Total long-term debt, less current portion	$219

The credit facility requires Saba to satisfy, on a monthly basis, certain financial and other covenants including minimum quick, tangible net worth and liquidity coverage ratios. In addition, the credit facility restricts Saba’s ability to pay cash dividends.

7.    Restructuring

During the three months ended November 30, 2002, Saba implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring charge for the three months ended November 30, 2002 of $922,000 is classified in the statement of operations as follows: cost of revenues—$112,000, research and development—$182,000, sales and marketing—$596,000, general and administrative—$32,000. The restructuring program included a worldwide workforce reduction of 24 employees and consolidation of an excess facility. Workforce reduction charges, which consist primarily of severance and fringe benefits, were $770,000 for the three months ended November 30, 2002. The workforce reduction charges are expected to be paid by the end of fiscal 2003. Included in the charge for the excess facility is $152,000 relating to non-cancelable lease costs partially offset by estimated sub-lease income. Amounts related to the lease termination charge will be paid over the lease term through fiscal 2006. Saba’s estimated costs to exit this facility are based on available commercial rates. The actual loss incurred in exiting this facility could be different from Saba’s estimates. For the three months ended November 30, 2002, the charge for excess facilities includes a decrease to the accrual made in a prior period with respect to other facilities in the amount of $144,000 due to changes in estimates.

A summary of the restructuring charges along with the respective remaining accruals follows below:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2002	$321	$1,108	$1,429
Charges	—	—	—
Deductions—cash payments	(221)	(174)	(174)

Accrual as of August 31, 2002	$100	$934	$1,034
Charges	770	152	922
Deductions—non-cash	—	(144)	(144)
Deductions—cash payments	(34)	(118)	(152)

Accrual as of November 30, 2002	$836	$824	$1,660

Estimated remaining cash expenditures	$836	$824	$1,660

8.    Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 1.0 million shares of Saba’s common stock, including 198,465 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 801,500 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to acquired in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 198,465 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. Included in amortization of deferred stock compensation and other stock charges is compensation expense resulting from the acceleration of vesting of common stock for terminated employees in the amount of $378,000 for the three months ended November 30, 2002 and $599,000 for the six months ended November 30, 2002.

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

In the quarter ended May 31, 2002, Saba adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, Saba recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $378,000 for the three months ended November 30, 2002 and $205,000 for the three months ended November 30, 2001 and caused a slight decrease in gross margin percentage. The adoption increased revenues and cost of revenues by $655,000 for the six months ended November 30, 2002 and $594,000 for the six months ended November 30, 2001 and caused a slight decrease in gross margin percentage.

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

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Saba will continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and will adopt the additional disclosure requirements of SFAS No. 128 in Saba’s quarter ending February 28, 2003.

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

12.    Private Placement

In October 2002, Saba completed a private placement of 4,302,323 shares of common stock at fair market value for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on Saba’s Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2002. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, effects of any pending or future litigation, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, impact of SFAS No. 143, 144, 146 and 148 and EITF No. 01-14, and the significance of Saba Learning Enterprise Edition and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, prior to our initial public offering we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. As of November 30, 2002, deferred stock compensation amounted to $380,000 and will result in additional charges to operations through fiscal 2004.

Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million, and our June 2001 acquisition of Ultris Inc. resulted in goodwill and purchased intangible assets of $9.1 million. Purchased intangible assets consist of intellectual property, customer base, assembled workforce and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, we no longer amortize goodwill, but review it annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, we determined there was no impairment of goodwill. Prior to June 1, 2002, goodwill was being amortized on a straight-line basis over its estimated useful life of three years.

There was no acquisition activity during the three and six months ended November 30, 2002. Acquired in-process research and development in the six months ended November 30, 2001 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris Inc. For the acquisition of Ultris Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development have not achieved commercial viability. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

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

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of November 30, 2002, we had an accumulated deficit of $164.9 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. While we have in the recent past and may from time to time in the future reduce operating expenses in response to the downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 314 full-time employees as of November 30, 2002. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Revenues

Total revenues decreased to $9.5 million for the three months ended November 30, 2002 from $13.7 million for the three months ended November 30, 2001. For the six months ended November 30, 2002, revenues decreased to $24.2 million from $28.6 million for the six months ended November 30, 2001. The decreases are primarily attributable to decreased license revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 25% for the three months ended November 30, 2002 and 40% for the three months ended November 30, 2001. As a percentage of total revenues, revenues from customers outside the United States represented approximately 20% for the six months ended November 30, 2002 and 31% for the six months ended November 30, 2001. During the three and six months ended November 30, 2002, one customer represented more than 10% of our revenues. During the three and six months ended November 30, 2001, no customer represented more than 10% of our revenues.

License revenues decreased to $2.4 million, or 26% of total revenues, for the three months ended November 30, 2002, from $6.8 million, or 49% of total revenues, for the three months ended November 30, 2001. For the six months ended November 30, 2002, license revenues decreased to $9.9 million, or 41% of total revenues, from $13.8 million, or 48% of total revenues, for the six months ended November 30, 2001. Although license revenues from new software sales increased in the six months ended November 30, 2002, the decrease in the dollar amount of license revenues is primarily attributable to a greater amount of deferred revenue from prior period software sales recognized in the six months ended November 30, 2001.

Services revenues were $7.0 million, or 74% of total revenues, for the three months ended November 30, 2002 and $7.0 million, or 51% of total revenues, for the three months ended November 30, 2001. For the six months ended November 30, 2002, service revenues decreased to $14.3 million (representing 59% of total revenues) from $14.8 million (representing 52% of total revenues) for the six months ended November 30, 2001. The decrease in dollar amount of services revenues is primarily attributable to decreased consulting revenues as a result of an increased number of implementations performed by third-party systems integrators. This decrease in consulting revenues was partially offset by an increase in support revenues in both the three and six month periods ended November 30, 2002.

The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues decreased to $3.9 million for the three months ended November 30, 2002 from $4.0 million for the three months ended November 30, 2001. For the six months ended November 30, 2002, total cost of revenues decreased to $7.6 million from $9.0 million for the six months ended November 30, 2001. The decrease in the dollar amount of cost of revenues is primarily attributable to a reduction in services personnel in response to fewer active projects. Cost of services revenues represented 50% of services revenues for the three months ended November 30, 2002 and 52% of services revenues for the three months ended November 30, 2001. Cost of services revenues represented 48% of services revenues for the six months ended November 30, 2002 and 55% of services revenues for the six months ended November 30, 2001. The decrease in cost of services as a percentage of services revenues is primarily attributable to an increased average billing rate of consultants.

Cost of revenues includes amortization of acquired developed technology of $388,000 for the three months ended November 30, 2002 and 2001. Cost of revenues includes amortization of acquired developed technology of $776,000 for the six months ended November 30, 2002 and $760,000 for the six months ended November 30, 2001. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year useful life and the developed technology of $1.2 million acquired from Ultris Inc. is being amortized over a three-year useful life.

Operating Expenses

Research and development.  Research and development expenses decreased to $3.0 million for the three months ended November 30, 2002 from $3.9 million for the three months ended November 30, 2001. Research and development expenses decreased to $6.0 million for the six months ended November 30, 2002 from $8.0 million for the six months ended November 30, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in research and development personnel in the U.S.

Sales and marketing.  Sales and marketing expenses increased to $7.8 million for the three months ended November 30, 2002 from $7.7 million for the three months ended November 30, 2001. Sales and marketing expenses decreased to $14.7 million for the six months ended November 30, 2002 from $17.3 million for the six months ended November 30, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in sales and marketing personnel.

General and administrative.  General and administrative expenses increased to $1.8 million for the three months ended November 30, 2002 from $1.7 million for the three months ended November 30, 2001. General and administrative expenses decreased to $3.1 million for the six months ended November 30, 2002 from $3.7 million for the six months ended November 30, 2001. The decrease is primarily attributable to reduced personnel costs associated with a decrease in general administrative personnel, as well as a decrease in bad debt expense.

Amortization of deferred stock compensation and other stock charges.  Amortization of deferred stock compensation and other stock charges decreased to $613,000 for the three months ended November 30, 2002 from $2.0 million for the three months ended November 30, 2001. For the six months ended November 30, 2002, amortization of deferred stock compensation and other stock charges decreased to $2.0 million from $4.3 million for the six months ended November 30, 2001. Included in the six months ended November 30, 2002 is $750,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. This charge was partially offset by a reduction in amortization of deferred stock compensation of $261,000 that resulted from the cancellation of unvested stock options as a result of employee attrition and reductions in workforce. Also included in the six months ended November 30, 2002 is $171,000 for compensation expense related to options cancelled in accordance with our voluntary stock option exchange program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Amortization of purchased intangible assets and goodwill.  Amortization of purchased intangible assets was $259,000 for the three months ended November 30, 2002 and $297,000 for the three months ended November 30, 2001. Amortization of purchased intangible assets was $517,000 for the six months ended November 30, 2002 and $665,000 for the six months ended November 30, 2001. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. As a result of our June 2001 acquisition of Ultris Inc., we recorded amortization of goodwill of $645,000 for the three months ended November 30, 2001 and $1,184,000 for the six months ended November 30, 2001.

Acquired in-process research and development.  In the six months ended November 30, 2001, we expensed $2.2 million for in-process research and development based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies.

Restructuring charges

During the three months ended November 30, 2002, we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring charge for the three months ended November 30, 2002 of $922,000 is classified in the statement of operations as follows: cost of revenues—$112,000, research and development—$182,000, sales and marketing—$596,000 and general and administrative—$32,000. The restructuring program included a worldwide workforce reduction of 24 employees and consolidation of an excess facility. Workforce reduction charges, which consist primarily of severance and fringe benefits, were $770,000 for the three months ended November 30, 2002. The workforce reduction charges are expected to be paid by the end of fiscal 2003 and will result in a reduction in payroll related expenses for the remainder of fiscal 2003 of approximately $1.1 million. Included in the charge for the excess facility is $152,000 relating to non-cancelable lease costs partially offset by estimated sub-lease income. Amounts related to the lease termination charge will be paid over the lease term through fiscal 2006. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred in exiting this facility could be different from our estimates. For the three months ended November 30, 2002, the charge for excess facilities includes a decrease to the accrual made in a prior period with respect to other facilities in the amount of $144,000 due to changes in estimates.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, net increased to income of $26,000 for the three months ended November 30, 2002, from an expense of $127,000 for the three months ended November 30, 2001. Interest income (expense) and other, net increased to income of $122,000 for the six months ended November 30, 2002, from an expense of $56,000 for the six months ended November 30, 2001. The decreases are primarily attributable to a reduction in interest expense due to payments on prior capital lease obligations.

Provision for income taxes

From inception through November 30, 2002, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $88,000 for the three months ended November 30, 2002 and $20,000 for the three months ended November 30, 2001. For the six months ended November 30, 2002, we recorded income tax expense of $153,000 as compared to $45,000 for the six months ended November 30, 2001. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations have varied significantly from quarter to quarter and may continue to do so. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $136.0 million through November 30, 2002, equipment leases and other debt. As of November 30, 2002, we had outstanding equipment leases of $1.0 million, debt of $558,000 and $27.5 million of cash, cash equivalents and short-term investments.

Cash used in operating activities was $3.5 million during the six months ended November 30, 2002 and $9.1 million during the six months ended November 30, 2001. Cash used in operating activities during the six months ended November 30, 2002 was primarily attributable to a net loss of $9.8 million, which was partially offset by a decrease in accounts receivable of $3.4 million, depreciation and amortization of $1.5 million and amortization of deferred stock compensation of $1.1 million. Cash used in operating activities during the six months ended November 30, 2001 was primarily attributable to a net loss of $17.9 million, a decrease in deferred revenue of $6.4 million and a decrease in accrued expenses of $3.5 million, which was partially offset by a decrease in accounts receivable of $8.6 million, $4.2 million in amortization of deferred stock compensation and a charge for acquired in-process research and development of $2.2 million.

Cash provided by investing activities during the six months ended November 30, 2002 was primarily attributable to net redemptions and maturities of short-term investments of $4.3 million. Cash provided by investing activities during the six months ended November 30, 2001 was primarily attributable to net redemptions and maturities of short-term investments of $7.7 million.

Cash provided by financing activities during the six months ended November 30, 2002 was primarily attributable to the proceeds from the issuance of common stock of $9.4 million. Included in this amount are net proceeds of $9.2 million we received from a private placement of common stock at fair market value with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on our Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds. Cash provided by financing activities during the six months ended November 30, 2001 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $2.7 million, partially offset by $781,000 for payments on capital lease obligations.

At November 30, 2002, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and our credit facility. In August 2002, we entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of our assets. Under the term loan, we may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. For the six months ended November 30, 2002, Saba made draws under the equipment loan of $256,000 in August 2002, which carries a fixed interest rate of 5.81%, and $95,000 in November 2002, which carries a fixed interest rate of 5.53%. The revolving line of credit expires in August 2003 and borrowings are at the bank’s Prime Rate plus 1%, with interest payable monthly and principal due at the expiration of the credit facility. For the six months ended November 30, 2002, Saba made one draw under the revolving line of credit in August 2002 for $1.0 million. The outstanding balance on the revolving line of credit was repaid in September 2002. At November 30, 2002, the outstanding balance on the credit facility was $330,000.

The following table summarizes our contractual obligations at November 30, 2002 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $30.8 million in operating leases, net of sublease income, $824,000 has been included in accrued restructuring charges as of November 30, 2002.

	Total	Capital Leases	Operating Leases	Note Payable	Equipment Term Loans
	(in thousands)
Fiscal Year Ending May 31,
2003	$2,178	$581	$1,508	$36	$53
2004	3,651	380	3,087	70	114
2005	3,084	63	2,833	70	118
2006	2,872	7	2,750	70	45
2007	2,374	—	2,321	53	—
Thereafter	18,289	—	18,289	—	—

	$32,448	$1,031	$30,788	$299	$330

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

Recoverability of goodwill and purchased intangible assets.  Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at November 30, 2002 was $5.3 million.

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

In the quarter ended May 31, 2002, Saba adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, we recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $378,000 for the three months ended November 30, 2002 and $205,000 for the three months ended November 30, 2001 and caused a slight decrease in gross margin percentage. The adoption increased revenues and cost of revenues by $655,000 for the six months ended November 30, 2002 and $594,000 for the six months ended November 30, 2001 and caused a slight decrease in gross margin percentage.

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

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and will adopt the additional disclosure requirements of SFAS No. 128 in our quarter ending February 28, 2003.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition, Saba Performance, which is in limited release, and Saba Content, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of November 30, 2002, we had an aggregate of $380,000 of deferred stock compensation and $1.5 million of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2002 (ended May 31, 2002) and the three months ended November 30, 2002, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variabilities caused by downturns in the United States and/or international economies, over the long term we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning Enterprise Edition and related services. As a result, our quarterly operating results may fluctuate if we are unable to complete a sufficient number of large orders in any particular quarter. We have not fully developed our business model for Saba Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to, or new, applicable accounting standards and how these standards are interpreted.

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

A decline in the price of, or demand for, our main product Saba Learning Enterprise Edition or our related services offerings would seriously harm our revenues and operating margins

To date, Saba Learning Enterprise Edition and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from our Saba Learning Enterprise Edition and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning Enterprise Edition or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic conditions

We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001 (ended August 31, 2000), which has been further stalled by terrorist attacks in September 2001. There can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we are seeing an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers’ and prospects’ budgets for our products and services, but also they may adversely affect our customers’ ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Our performance depends on a new market: human capital development and management

The market for software solutions that automate human capital development and management is relatively new and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect, or if we fail to identify the challenges and risks in this new market or successfully address these risks, our business would be harmed.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 25% of our revenues in the three months ended November 30, 2002 and 20% in the six months ended November 30, 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

We might not successfully market, sell or distribute our products and services in foreign markets, and we cannot be certain that one or more of the factors indicated above will not materially adversely affect our future international operations, and consequently, our business and future growth.

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

In addition, we could be liable for the misuse of personal information. The Federal Trade Commission, the European Union and certain state and local authorities have been investigating some Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services

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

Claims by third parties that we infringe their intellectual property rights may result in costly litigation

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2002, we had an aggregate of $1.5 million of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. In addition, acquisitions involve numerous risks, including:

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

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

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

The anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could make it harder for a third-party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

Our board of directors could choose not to negotiate with an acquiror that it did not feel was in our strategic interests. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by our anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

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

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our board of directors. At November 30, 2002, the average maturity of our investment securities was approximately two months. The majority of our investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds, commercial paper, corporate bonds and U.S. government agency bonds, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At November 30, 2002, all of our investments were considered available-for-sale securities and the majority had maturities of less than one year. The weighted average interest rate of our portfolio was approximately 1.6% at November 30, 2002.

The interest payable on our revolving line of credit entered into in August 2002 is based on a variable interest rate using the bank’s Prime Rate plus 1%. However, the outstanding balance on the line of credit as of August 31, 2002 was repaid in September 2002. Therefore, only future borrowings on the line of credit would be affected by changes in market interest rates.

The interest payable on our equipment term loans carry a fixed interest rate of 5.81% for the August 2002 loan and 5.53% for the November 2002 loan. Any future draws under the term loan through May 2003, which are limited to the remaining available balance of $670,000 at November 30, 2002, would bear an interest rate at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. Therefore, only future borrowings on the equipment term loan would be affected by changes in market interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of Saba’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The compliant alleges that we infringed a number of U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. Substantially similar complaints have been filed against at least three other companies in our industry. We believe that the complaint is without merit and intend to defend against it vigorously. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2002, we sold and issued shares of our common stock in a private placement transaction. The shares issued were not registered under the Securities Act of 1933, as amended, but are subject to certain registration rights. Information pertaining to the sale is as follows:

(a)	Securities Sold: On October 1, 2002, we sold 4,302,323 shares of our common stock at a price per share of $2.15.

(b)	Underwriters and Other Purchasers: No underwriters participated in this offering. The purchasers in the offering are listed below:

Sequoia Capital IX (1)	680,232 shares
Sequoia Capital Entrepreneurs Fund (1)	133,720 shares
Sequoia Capital Franchise Fund (2)	3,069,767 shares
Sequoia Capital Franchise Partners (2)	418,604 shares

(1)
Michael Goguen, Mark Kvamme, Douglas Leone, Michael Moritz and Mark Stevens are the natural persons holding sole or shared voting power. Mr. Moritz serves as a director on our board of directors. Each person disclaims beneficial ownership of such shares except to the extent, if any, of their respective pecuniary interest in the shares.

(2)
Michael Goguen, Douglas Leone, Michael Moritz and Mark Stevens are the natural persons holding sole or shared voting power. Mr. Moritz serves as a director on our board of directors. Each person disclaims beneficial ownership of such shares except to the extent, if any, of their respective pecuniary interest in the shares.

(c)	Consideration: The securities were sold for cash in the aggregate amount of $9,249,994.45.

(d)
Exemption from Registration Claimed:  The issuance of the securities was exempt from registrations under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act, and Rule 506 of Regulation D, promulgated thereunder.

(e)	Terms of Conversion or Exercise: Not applicable.

(f)	Use of Proceeds: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Saba held its Annual Meeting of Stockholders on November 7, 2002. Of the 48,231,030 shares outstanding as of the record date, 36,547,757 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

(1)
Election of Director.  To elect one Class II Director to serve until the 2005 annual meeting of stockholders or until his successor has been elected or appointed. The results of the vote on this action were as follows:

	For	Against	Abstain	Non-Vote
Geno P. Tolari	35,290,248	0	1,257,509	0

(2)
Approval of amendments to the Saba Software, Inc. 1997 Stock Incentive Plan.  To approve amendments to our 1997 Stock Incentive Plan to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
34,391,319	2,119,695	36,743	0

(3)
Approval of amendments to the Saba Software, Inc. 2000 Stock Incentive Plan.  To approve amendments to our 2000 Stock Incentive Plan to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
34,380,780	2,131,229	35,748	0

(4)
Ratification of the Appointment of Independent Auditors.  To ratify the appointment by the board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending May 31, 2003. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
35,812,585	718,661	16,511	0

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See Exhibit Index following the signature page.

b.	Reports on Form 8-K.

On October 2, 2002, Saba filed a current report on Form 8-K, pursuant to Item 5, reporting the issuance of a press release announcing a private placement financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated:	January 14, 2003	By:	/s/ GENO P. TOLARI
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ RONALD W. KISLING
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Geno Tolari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

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

Date:    January 14, 2003

By:	/s/ GENO P. TOLARI
Geno Tolari Chief Executive Officer

CERTIFICATION

I, Ronald Kisling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

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

Date:    January 14, 2003

By:	/s/ RONALD W. KISLING
Ronald W. Kisling Chief Financial Officer

CERTIFICATION

In connection with this quarterly report of Saba Software, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2002 (the “Report”), I, Geno Tolari, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:    January 14, 2003

By:	/s/ GENO P. TOLARI
Geno Tolari Chief Executive Officer

CERTIFICATION

In connection with this quarterly report of Saba Software, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2002 (the “Report”), I, Ronald Kisling, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:    January 14, 2003

By:	/s/ RONALD W. KISLING
Ronald W. Kisling Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Securities Purchase Agreement dated October 1, 2002 among the Company and the investors named therein.

10.2	Registration Rights Agreement dated October 1, 2002 among the Company and the investors named therein.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2002, previously filed with the SEC.