Form 10-Q
period 2003-02-28
SABA SOFTWARE INC
filed 2003-04-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

On March 31, 2003, 53,298,727 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2003

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 28, 2003	May 31, 2002
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,520	$9,523
Short-term investments	8,646	12,618
Accounts receivable, net	7,666	12,182
Prepaid expenses and other current assets	1,217	901

Total current assets	33,049	35,224
Property and equipment, net	2,888	4,575
Goodwill, net	5,288	5,288
Purchased intangible assets, net	840	2,755
Other assets	901	846

Total assets	$42,966	$48,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,354	$1,547
Accrued expenses	7,051	7,844
Deferred revenue	9,158	10,127
Short-term debt and current portion of capital lease obligations	810	1,381

Total current liabilities	18,373	20,899
Deferred revenue	53	52
Long-term debt and capital lease obligations, less current portion	618	635
Other long-term liabilities	2,723	2,756

Total liabilities	21,767	24,342

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at February 28, 2003; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at February 28, 2003; 53,286,227 shares issued at February 28, 2003 and 48,264,537 shares issued at May 31, 2002	53	48
Additional paid-in capital	191,402	182,424
Deferred stock compensation	(146)	(2,578)
Notes receivable from stockholders	(33)	(188)
Treasury stock: 402,500 shares held at February 28, 2003 and 377,500 shares held at May 31, 2002, at cost	(225)	(201)
Accumulated deficit	(169,693)	(155,122)
Accumulated other comprehensive loss	(159)	(37)

Total stockholders’ equity	21,199	24,346

Total liabilities and stockholders’ equity	$42,966	$48,688

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Revenues:
License	$3,150	$6,213	$13,039	$19,985
Services	6,478	6,906	20,752	21,740

Total revenues	9,628	13,119	33,791	41,725

Cost of revenues:
Cost of license	24	38	100	127
Cost of services	3,001	3,080	9,787	11,279
Amortization of acquired developed technology	388	388	1,164	1,148

Total cost of revenues	3,413	3,506	11,051	12,554

Gross profit	6,215	9,613	22,740	29,171

Operating expenses:
Research and development	3,002	3,331	9,027	11,339
Sales and marketing	6,032	6,135	20,722	23,438
General and administrative	1,723	1,416	4,845	5,097
Amortization (reversal) of deferred stock compensation and other stock charges	(74)	1,539	1,890	5,848
Amortization of purchased intangible assets	234	258	751	924
Amortization of goodwill	—	646	—	1,829
Acquired in-process research and development	—	—	—	2,199

Total operating expenses	10,917	13,325	37,235	50,674

Loss from operations	(4,702)	(3,712)	(14,495)	(21,503)
Interest income (expense) and other, net	45	(7)	167	(63)

Loss before provision for income taxes	(4,657)	(3,719)	(14,328)	(21,566)
Provision for income taxes	(90)	(68)	(243)	(113)

Net loss	$(4,747)	$(3,787)	$(14,571)	$(21,679)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.29)	$(0.47)

Shares used in computing basic and diluted net loss per share	52,731	46,832	50,446	46,202

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended February 28,
	2003	2002
Operating activities:
Net loss	$(14,571)	$(21,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,173	2,618
Amortization of purchased intangible assets	751	924
Amortization of goodwill	—	1,829
Amortization of acquired developed technology	1,164	1,148
Acquired in-process research and development	—	2,199
Amortization of deferred stock compensation	895	5,752
Write-off of property and equipment	—	325
Issuance of common stock to third parties	83	57
Compensation expense resulting from acceleration of vesting of common stock	741	39
Compensation expense resulting from cancelled stock options	171	—
Changes in operating assets and liabilities:
Accounts receivable	4,406	9,300
Prepaid expenses and other current assets	(318)	367
Other assets	(54)	293
Accounts payable	(193)	(2,671)
Accrued expenses	(793)	(4,835)
Deferred revenue	(968)	(7,924)
Other liabilities	(37)	705

Net cash used in operating activities	(6,550)	(11,553)

Investing activities:
Purchases of short-term investments	(13,214)	(21,686)
Proceeds from redemptions and maturities of short-term investments	17,174	30,955
Purchases of property and equipment	(361)	(480)

Net cash provided by investing activities	3,599	8,789

Financing activities:
Proceeds from issuance of common stock under stock plans	297	3,004
Proceeds from issuance of common stock in private placement, net of issuance costs	9,228	—
Repurchase of common stock	(24)	(4)
Borrowings under revolving line of credit	1,000	—
Borrowings under equipment term loans	485	—
Repayments on line of credit	(1,000)	—
Repayments on equipment term loans	(48)	—
Repayments of note payable	(52)	(35)
Principal payments under capital lease obligations	(1,093)	(1,190)
Collections on notes receivable from stockholders	155	139

Net cash provided by financing activities	8,948	1,914

Increase (decrease) in cash and cash equivalents	5,997	(850)
Cash and cash equivalents, beginning of period	9,523	11,833

Cash and cash equivalents, end of period	15,520	10,983
Short-term investments, end of period	8,646	13,241

Total cash, cash equivalents and short-term investments, end of period	$24,166	$24,224

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$103	$—

Common stock issued for acquisition	$—	$14,078

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2002. The results of operations for the three and nine months ended February 28, 2003 are not necessarily indicative of results for the entire fiscal year ending May 31, 2003 or for any future period.

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

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Net loss	$(4,747)	$(3,787)	$(14,571)	$(21,679)

Weighted-average shares of common stock outstanding	53,093	48,036	50,958	47,567
Weighted-average shares of common stock subject to repurchase	(362)	(1,204)	(512)	(1,365)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	52,731	46,832	50,446	46,202

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.29)	$(0.47)

3.    Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Net loss	$(4,747)	$(3,787)	$(14,571)	$(21,679)
Foreign currency translation (loss) gain	(56)	(64)	(110)	14
Unrealized (loss) gain on investments	(3)	(24)	(12)	10

Comprehensive loss	$(4,806)	$(3,875)	$(14,693)	$(21,655)

4.    Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which includes criteria that require intangible assets such as assembled workforce to be recognized as part of goodwill. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective June 1, 2002, Saba adopted SFAS No. 142 and is no longer amortizing goodwill, but will be reviewing it annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, Saba determined there was no impairment of goodwill. The following adjusted net loss and net loss per share data have been presented on a pro forma basis to eliminate the amortization of goodwill and assembled workforce in periods prior to June 1, 2002 (in thousands, except per share amounts):

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Net loss as reported	$(4,747)	$(3,787)	$(14,571)	$(21,679)
Add: Amortization of assembled workforce	—	29	—	236
Add: Amortization of goodwill	—	646	—	1,829

Adjusted net loss	$(4,747)	$(3,112)	$(14,571)	$(19,614)

Net loss per share as reported	$(0.09)	$(0.08)	$(0.29)	$(0.47)
Add: Amortization of assembled workforce per share	—	0.00	—	0.01
Add: Amortization of goodwill per share	—	0.01	—	0.04

Adjusted net loss per share	$(0.09)	$(0.07)	$(0.29)	$(0.42)

5.    Segment Information

Saba operates primarily in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area (in thousands):

	Total Revenue		Total Revenue
	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
United States	$5,391	$9,682	$24,616	$29,519
International	4,237	3,437	9,175	12,206

Total	$9,628	$13,119	$33,791	$41,725

	Long-Lived Assets
	As of February 28, 2003	As of May 31, 2002
United States	$8,766	$12,293
International	251	325

Total	$9,017	$12,618

6.    Credit Facility

In August 2002, Saba entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of Saba’s assets. Under the term loan, Saba may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. For the nine months ended February 28, 2003, Saba made draws under the equipment term loan of $485,000 at interest rates ranging from 5.29% to 5.81%.

The credit facility requires Saba to satisfy, on a monthly basis, certain financial and other covenants including minimum quick ratio, tangible net worth and liquidity coverage ratio. In addition, the credit facility restricts Saba’s ability to pay cash dividends.

7.    Restructuring

In December 2002, Saba implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring charge for the three months ended February 28, 2003 of $940,000 is classified in the statement of operations as follows: cost of revenues—$57,000, research and development—$411,000, sales and marketing—$289,000, general and administrative—$183,000. The restructuring program included a worldwide workforce reduction of 16 employees across all functions and consolidation of an excess facility. Workforce reduction charges, which consist primarily of severance and fringe benefits, were $416,000 for the three months ended February 28, 2003. The workforce reduction charges are expected to be paid by the end of fiscal 2003. The charge for the facility consolidation of $524,000 relates to non-cancelable lease costs. Amounts related to the facilities charge will be paid over the estimated vacancy period through fiscal 2004. Saba’s estimated costs to consolidate this facility are based on available commercial rates. The actual loss incurred could be different from Saba’s estimates. For the three months ended February 28, 2003, the charge for workforce reduction charges includes a decrease to the accrual made in a prior period in the amount of $107,000 resulting from severance payments that were less than previous estimates. For the nine months ended February 28, 2003, the charge for excess facilities includes a decrease to the accrual made in a prior period in the amount of $144,000 as a result of a change in sublease income.

A summary of the restructuring charges along with the respective remaining accruals follows below:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2002	$321	$1,108	$1,429
Deductions—cash payments	(221)	(174)	(395)

Accrual as of August 31, 2002	$100	$934	$1,034
Charges	770	152	922
Reduction of accrual	—	(144)	(144)
Deductions—cash payments	(34)	(118)	(152)

Accrual as of November 30, 2002	$836	$824	$1,660
Charges	416	524	940
Reduction of accrual	(107)	—	(107)
Deductions—cash payments	(850)	(193)	(1,043)

Accrual as of February 28, 2003	$295	$1,155	$1,450

Estimated remaining cash expenditures	$295	$1,155	$1,450

8.    Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 1.0 million shares of Saba’s common stock, including 198,465 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 801,500 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to acquired in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 198,465 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. There is no compensation expense resulting from the acceleration of vesting of common stock for terminated employees for the three months ended February 28, 2003. Included in amortization of deferred stock compensation and other stock charges is compensation expense resulting from the acceleration of vesting of common stock for terminated employees in the amount of $599,000 for the nine months ended February 28, 2003.

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

In the quarter ended May 31, 2002, Saba adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, Saba recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $166,000 for the three months ended February 28, 2003 and $265,000 for the three months ended February 28, 2002 and caused a slight decrease in gross margin percentage. The adoption increased revenues and cost of revenues by $817,000 for the nine months ended February 28, 2003 and $859,000 for the nine months ended February 28, 2002 and caused a slight decrease in gross margin percentage.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. Saba enters into license agreements that generally provide indemnification for Saba’s customers against intellectual property claims. FIN 45 also clarifies that at the time a guarantee is issued, companies must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in Saba’s software license arrangements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. Saba does not expect the adoption of FIN 45 to have a material effect on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Saba continues to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and will implement the disclosure requirements of SFAS No. 148 for its fiscal quarter beginning March 1, 2003.

10.    Option Exchange Program

In June 2002, Saba announced a voluntary stock option exchange program for employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their outstanding stock options with exercise prices greater than $5.93 per share under the 1997 Plan or 2000 Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 1.7 million shares of Saba common stock were tendered by 142 employees. On January 2, 2003, Saba granted options to purchase approximately 1.2 million shares of common stock to replace the tendered options. A certain number of employees terminated their employment in the intervening six months, and were not granted replacement options. The exercise price of each replacement option is $1.05 per share, which was the fair market value of Saba common stock on January 2, 2003, represented by the closing sale price on such date on the Nasdaq National Market. The vesting period of each new option begins on January 2, 2003 and ends 12 months after the end of the vesting period stated in the cancelled options. In no event, however, does the new vesting period exceed four years. The new options vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial quarter at the end of the new vesting period). Saba incurred compensation expense of $171,000 relative to this program for Saba’s first quarter ending August 31, 2002 related to cancelled awards. The exchange program did not result in any additional compensation charges or variable plan accounting. This program was not made available to Saba’s executive officers or directors.

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The compliant alleged that Saba infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. Saba believes that the complaint is without merit and intends to defend against it vigorously. Document and deposition discovery is now underway. The Court has set May 5, 2003 as the date for Saba to file a summary judgment motion. Although no assurance can be given that this matter will be resolved favorably, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

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

12.    Private Placement

In October 2002, Saba completed a private placement of 4,302,323 shares of common stock at fair market value for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on Saba’s Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds. In a simultaneous transaction, Bobby Yazdani, President and Chief Operating Officer, sold 348,836 shares of common stock at $2.15 per share for aggregate proceeds of approximately $750,000 to funds associated with Sequoia Capital.

13.    Subsequent Events

In March 2003, Saba modified its existing credit facility and borrowed $1.2 million under a term loan to buy out certain capital leases in the amount of $1.1 million. The loan, which is secured by certain of Saba’s assets, must be repaid in 36 equal monthly installments of principal plus interest. The outstanding principal bears interest at a fluctuating rate equal to the greater of 1.50% above the bank’s Prime Rate or 5.75%.

In March 2003, Saba’s board of directors authorized Saba to seek stockholder approval for a reverse stock split, to be effected at a ratio of between one-for-two (1:2) and one-for-ten (1:10). Stockholders of record as of the close of business on March 21, 2003 will be entitled to attend and vote at the special meeting on May 1, 2003. Assuming approval, the board will determine the final reverse split ratio.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2002. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, effects of any pending or future litigation, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, impact of SFAS No. 143, 144, 146 and 148, FIN 45 and EITF No. 01-14, and the significance of Saba Learning Enterprise Edition and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue from multiple-element arrangements is recognized using the residual method of accounting, where the revenue for undelivered elements of the arrangement, such as support services, are allocated based on the relative fair values of the elements. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, prior to our initial public offering, we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. As of February 28, 2003, deferred stock compensation amounted to $146,000 and will result in additional charges to operations through fiscal 2004.

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

There was no acquisition activity during the three and nine months ended February 28, 2003. Acquired in-process research and development in the nine months ended February 28, 2002 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris Inc. For the acquisition of Ultris Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development had not achieved commercial viability.

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

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of February 28, 2003, we had an accumulated deficit of $169.7 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, once achieved, sustain profitability. While we have in the recent past and may from time to time in the future reduce operating expenses in response to the downturns in the United States or international economies, we generally expect to incur significantly greater operating expenses in the future. We also expect to incur substantial non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We expect to incur significant losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 281 full-time employees as of February 28, 2003. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Revenues

Total revenues decreased to $9.6 million for the three months ended February 28, 2003 from $13.1 million for the three months ended February 28, 2002. For the nine months ended February 28, 2003, revenues decreased to $33.8 million from $41.7 million for the nine months ended February 28, 2002. The decreases are primarily attributable to decreased license revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 44% for the three months ended February 28, 2003 and 26% for the three months ended February 28, 2002. As a percentage of total revenues, revenues from customers outside the United States represented approximately 27% for the nine months ended February 28, 2003 and 29% for the nine months ended February 28, 2002.

License revenues decreased to $3.2 million, or 33% of total revenues, for the three months ended February 28, 2003, from $6.2 million, or 47% of total revenues, for the three months ended February 28, 2002. For the nine months ended February 28, 2003, license revenues decreased to $13.0 million, or 39% of total revenues, from $20.0 million, or 48% of total revenues, for the nine months ended February 28, 2002. The decreases are primarily attributable to a greater amount of deferred license revenues recognized in the three and nine months ended February 28, 2002 that were attributable to software licenses sold in earlier periods and, to a lesser extent, in the three months ended February 28, 2002, a decrease in new software license sales. The decrease in the nine months ended February 28, 2003 was partially offset by an increase in new software license sales compared to the nine months ended February 28, 2002.

Services revenues decreased to $6.5 million (representing 67% of total revenues) for the three months ended February 28, 2003 from $6.9 million (representing 53% of total revenues) for the three months ended February 28, 2002. For the nine months ended February 28, 2003, services revenues decreased to $20.8 million (representing 61% of total revenues) from $21.7 million (representing 52% of total revenues) for the nine months ended February 28, 2002. The decreases in dollar amount of services revenues are primarily attributable to decreased consulting revenues as a result of a decrease in the average project size resulting from product configuration improvements, as well as an increased number of implementations performed by third-party systems integrators. The decreases in consulting revenues were partially offset by increases in support revenues in both the three and nine months ended February 28, 2003.

The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues decreased to $3.4 million for the three months ended February 28, 2003 from $3.5 million for the three months ended February 28, 2002. For the nine months ended February 28, 2003, total cost of revenues decreased to $11.1 million from $12.6 million for the nine months ended February 28, 2002. The decreases in the dollar amount of cost of revenues are primarily attributable to a reduction in services personnel in response to fewer active projects, as well as reduction in the average project size resulting from product configuration improvements. Cost of services revenues for the three months ended February 28, 2003 was 46% as a percentage of services revenues as compared to 45% for the three months ended February 28, 2002. Cost of services revenues for the nine months ended February 28, 2003 was 47% as a percentage of services revenues as compared to 52% for the nine months ended February 28, 2002. The decrease in cost of services as a percentage of services revenues for the nine months ended February 28, 2003 is primarily attributable to an increased average billing rate of consultants, as well as an increased utilization of our consultants (billable hours as a percentage of total hours).

Cost of revenues includes amortization of acquired developed technology of $388,000 for the three months ended February 28, 2003 and 2002. Cost of revenues includes amortization of acquired developed technology of $1.2 million for the nine months ended February 28, 2003 and $1.1 million for the nine months ended February 28, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year useful life and the developed technology of $1.2 million acquired from Ultris Inc. is being amortized over a three-year useful life.

Operating Expenses

Research and development.    Research and development expenses decreased to $3.0 million for the three months ended February 28, 2003 from $3.3 million for the three months ended February 28, 2002. Research and development expenses decreased to $9.0 million for the nine months ended February 28, 2003 from $11.3 million for the nine months ended February 28, 2002. The decreases are primarily attributable to reduced personnel costs associated with a decrease in research and development personnel in the U.S. These decreases were partially offset by increased staffing in our lower-cost development center in India.

Sales and marketing.    Sales and marketing expenses decreased to $6.0 million for the three months ended February 28, 2003 from $6.1 million for the three months ended February 28, 2002. Sales and marketing expenses decreased to $20.7 million for the nine months ended February 28, 2003 from $23.4 million for the nine months ended February 28, 2002. The decreases are primarily attributable to reduced personnel costs associated with a decrease in sales and marketing personnel, as well as decreases in expenditures for marketing programs.

General and administrative.    General and administrative expenses increased to $1.7 million for the three months ended February 28, 2003 from $1.4 million for the three months ended February 28, 2002. The increase is primarily attributable to severance and facilities related charges associated with restructuring costs, as well as an increase in legal fees. General and administrative expenses decreased to $4.8 million for the nine months ended February 28, 2003 from $5.1 million for the nine months ended February 28, 2002. The decrease is primarily attributable to reduced personnel costs associated with a decrease in general administrative personnel, as well as a decrease in bad debt expense.

Amortization (reversal) of deferred stock compensation and other stock charges.    For the three months ended February 28, 2003, we had a net reversal of deferred stock compensation of $74,000 as compared to amortization of deferred stock compensation and other stock charges of $1.5 million for the three months ended February 28, 2002. Included in the three months ended February 28, 2003 is a reduction in amortization of deferred stock compensation of $263,000 that resulted from the cancellation of unvested stock options as a result of employee attrition and reductions in workforce. This reduction was partially offset by the amortization of deferred stock compensation of $189,000. For the nine months ended February 28, 2003, amortization of deferred stock compensation and other stock charges decreased to $1.9 million from

$5.8 million for the nine months ended February 28, 2002. Included in the nine months ended February 28, 2003 is $741,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. This charge was partially offset by a reduction in amortization of deferred stock compensation of $524,000 that resulted from the cancellation of unvested stock options as a result of employee attrition and reductions in workforce. Also included in the nine months ended February 28, 2003 is $171,000 for compensation expense related to options cancelled in accordance with our voluntary stock option exchange program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Amortization of purchased intangible assets and goodwill.    Amortization of purchased intangible assets was $234,000 for the three months ended February 28, 2003 and $258,000 for the three months ended February 28, 2002. Amortization of purchased intangible assets was $751,000 for the nine months ended February 28, 2003 and $924,000 for the nine months ended February 28, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. As a result of our June 2001 acquisition of Ultris Inc., we recorded amortization of goodwill of $646,000 for the three months ended February 28, 2002 and $1.8 million for the nine months ended February 28, 2002. As a result of our adoption of SFAS No. 141 and No. 142, there was no amortization of goodwill and assembled workforce for the three and nine months ended February 28, 2003.

Acquired in-process research and development.    In the nine months ended February 28, 2002, we expensed $2.2 million for in-process research and development based on the value allocated to projects identified as in-process research and development, such as the completion and testing of instant messaging functionality and integration with software of other companies. There was no acquisition activity during the three and nine months ended February 28, 2003.

Restructuring charges

During the three months ended February 28, 2003, we implemented a restructuring program to reduce expenses to align our operations and cost structure with market conditions. The restructuring charge for the three months ended February 28, 2003 of $940,000 is classified in the statement of operations as follows: cost of revenues—$57,000, research and development—$411,000, sales and marketing—$289,000 and general and administrative—$183,000. The restructuring program included a worldwide workforce reduction of 16 employees across all functions and consolidation of an excess facility. Workforce reduction charges, which consist primarily of severance and fringe benefits, were $416,000 for the three months ended February 28, 2003. The workforce reduction charges are expected to be paid by the end of fiscal 2003 and will result in a reduction in payroll related expenses for the remainder of fiscal 2003 of approximately $735,000. The charge for the facility consolidation of $524,000 relates to non-cancelable lease costs and will result in a decrease in operating expenses for the remainder of fiscal 2003 of approximately $227,000. Amounts related to the facilities charge will be paid over the estimated vacancy period through fiscal 2004. Our estimated costs to consolidate this facility are based on available commercial rates. The actual loss incurred could be different from our estimates. For the three months ended February 28, 2003, the charge for workforce reduction charges includes a decrease to the accrual made in a prior period in the amount of $107,000 resulting from severance payments that were less than previous estimates.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, net changed to income of $45,000 for the three months ended February 28, 2003, from an expense of $7,000 for the three months ended February 28, 2002. Interest income (expense) and other, net changed to income of $167,000 for the nine months ended February 28, 2003, from an expense of $63,000 for the nine months ended February 28, 2002. The changes are primarily attributable to a reduction in interest expense due to payments on prior capital lease obligations.

Provision for income taxes

From inception through February 28, 2003, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $90,000 for the three months ended February 28, 2003 and $68,000 for the three months ended February 28, 2002. For the nine months ended February 28, 2003, we recorded income tax expense of $243,000 as compared to $113,000 for the nine months ended February 28, 2002. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations have varied significantly from quarter to quarter and may continue to do so. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall, and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $135.8 million through February 28, 2003, equipment leases and other debt. As of February 28, 2003, we had outstanding equipment leases of $711,000, debt of $717,000 and $24.2 million of cash, cash equivalents and short-term investments.

Cash used in operating activities was $6.6 million during the nine months ended February 28, 2003 and $11.6 million during the nine months ended February 28, 2002. Cash used in operating activities during the nine months ended February 28, 2003 was primarily attributable to a net loss of $14.6 million, which was partially offset by a decrease in accounts receivable of $4.4 million, depreciation and amortization of $2.2 million, amortization of acquired developed technology of $1.2 million and amortization of deferred stock compensation of $1.0 million. Cash used in operating activities during the nine months ended February 28, 2002 was primarily attributable to a net loss of $21.7 million, which was partially offset by $5.8 million in amortization of deferred stock compensation, $2.8 million in amortization of goodwill and purchased intangible assets and a charge for acquired in-process research and development of $2.2 million.

Cash provided by investing activities during the nine months ended February 28, 2003 was primarily attributable to net redemptions and maturities of short-term investments of $4.0 million. Cash provided by investing activities during the nine months ended February 28, 2002 was primarily attributable to a net redemptions and maturities of short-term investments of $9.3 million.

Cash provided by financing activities during the nine months ended February 28, 2003 was primarily attributable to the proceeds from the issuance of common stock of $9.5 million. Included in this amount are net proceeds of $9.2 million we received from a private placement of common stock at fair market value with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on our Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds. Cash provided by financing activities during the nine months ended February 28, 2002 was primarily attributable to proceeds from the sale of stock under our stock incentive programs of $3.0 million, partially offset by $1.2 million for payments on capital lease obligations.

As of February 28, 2003, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and our credit facility. In August 2002, we entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. Borrowings under the credit facility are secured by certain of our assets. Under the term loan, we may make draws through May 2003, borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%.

The following table summarizes our contractual obligations at February 28, 2003 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $30.0 million in operating leases, net of sublease income, $1.2 million has been included in accrued restructuring charges as of February 28, 2003.

	Total	Capital Leases	Operating Leases	Note Payable	Equipment Term Loans
	(in thousands)
Fiscal Year Ending May 31,
2003	$1,064	$261	$747	$17	$39
2004	3,694	380	3,087	70	157
2005	3,132	63	2,833	70	166
2006	2,902	7	2,750	70	75
2007	2,374	—	2,321	53	—
Thereafter	18,289	—	18,289	—	—

	$31,455	$711	$30,027	$280	$437

Subsequent to February 28, 2003, we modified our existing credit facility and borrowed $1.2 million under a term loan to buy out certain capital leases in the amount of $1.1 million. The loan, which is secured by certain of our assets, must be repaid in 36 equal monthly installments of principal plus interest. The outstanding principal bears interest at a fluctuating rate equal to the greater of 1.50% above the bank’s Prime Rate or 5.75%.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. Our critical accounting policies are described in the following paragraphs.

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

Recoverability of goodwill and purchased intangible assets.    Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets, excluding assembled workforce, have determinable lives. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at February 28, 2003 was $5.3 million.

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

Restructuring costs.    During the nine months ended February 28, 2003 and 2002, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring charges included worldwide workforce reductions across all functions and consolidation of excess facilities. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

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

In the quarter ended May 31, 2002, we adopted Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (EITF) No. 01-14. EITF No. 01-14 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the statement of operations. Previously, we recorded the reimbursement of “out-of-pocket” expenses as a reduction to cost of services to offset the related cost incurred. The adoption of EITF No. 01-14 does not impact operating or net income in any past or future periods. The adoption increased revenues and cost of revenues by $166,000 for the three months ended February 28, 2003 and $265,000 for the three months ended February 28, 2002 and caused a slight decrease in gross margin percentage. The adoption increased revenues and cost of revenues by $817,000 for the nine months ended February 28, 2003 and $859,000 for the nine months ended February 28, 2002 and caused a slight decrease in gross margin percentage.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. We enter into license agreements that generally provide indemnification for our customers against intellectual property claims. FIN 45 also clarifies that at the time a guarantee is issued, companies must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in our software license arrangements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our financial position and results of operations.

In December 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and will adopt the additional disclosure requirements of SFAS No. 128 for our fiscal quarter beginning March 1, 2003.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of our Saba Learning Enterprise Edition and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition and Saba Performance, which is in limited release, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of February 28, 2003, we had an aggregate of $146,000 of deferred stock compensation and $840,000 of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2002 (ended May 31, 2002) and the nine months ended February 28, 2003, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variabilities caused by downturns in the United States and/or international economies, over the long term we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market

Our common stock is quoted on the Nasdaq National Market. In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy certain listing maintenance standards established by Nasdaq. On March 21, 2003, we received a letter from Nasdaq advising us that our common stock has not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we are unable to regain compliance with this requirement during the 180 calendar days ending September 17, 2003, our common stock would be delisted at that time. The letter also stated that we could appeal any delisting notification received at that time. Our stock has not traded above $1.00 since we received the Nasdaq notice. We are seeking stockholder approval of a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including two and ten will be combined into one share, in an attempt to increase our stock price in excess of Nasdaq’s requirements. If the proposed reverse split is not approved by our stockholders, or if it is not successful in increasing our stock price above $1.00 on an ongoing basis, our stock could be delisted from Nasdaq’s National Market. Delisting would make our stock more difficult to trade, reduce the trading volume of our stock and further reduce our stock price. In addition, if our stock were delisted from Nasdaq’s National Market, it is likely that customers, partners and investors may be less likely to do business with us on terms that we view as reasonable, and our operating results would suffer accordingly.

Our lengthy sales cycle could cause delays in revenue growth

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 44% of our revenues in the three months ended February 28, 2003 and 27% in the nine months ended February 28, 2003. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of February 28, 2003, we had an aggregate of $840,000 of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. As a result, our financial results could be affected by risks typical of an international business. Such factors include, but are not limited to, changes in foreign currency exchange rates, local regulations and restrictions and political climates, weak economic conditions in foreign markets, differing tax structures and foreign currency rate volatility. Sales are primarily made in U.S. Dollars, and to a lesser but increasing extent, British Pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, Canadian Dollars and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our board of directors. At February 28, 2003, the average maturity of our investment securities was approximately one month. The majority of our investment securities had maturities of less than one year. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and investments, which are primarily money market funds, commercial paper, corporate bonds and U.S. government agency bonds, we believe that there is no material market risk exposure.

All investments are carried at market value, which approximates cost. At February 28, 2003, all of our investments were considered available-for-sale securities and the majority had maturities of less than one year. The weighted average interest rate of our portfolio was approximately 1.5% at February 28, 2003.

The interest payable on our revolving line of credit entered into in August 2002 is based on a variable interest rate using the bank’s Prime Rate plus 1%. However, the outstanding balance on the line of credit as of August 31, 2002 was repaid in September 2002. Therefore, only future borrowings on the line of credit would be affected by changes in market interest rates.

The interest payable on our equipment term loans carry a fixed interest rate of 5.81% for the August 2002 loan, 5.53% for the November 2002 loan and 5.29% for the February 2003 loan. Any future draws under the term loan through May 2003, which are limited to the remaining available balance of $515,000 at February 28, 2003, would bear an interest rate at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. Therefore, only future borrowings on the equipment term loan would be affected by changes in market interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II:    OTHER INFORMATION

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The compliant alleged that we infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended to the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in our industry. We believe that the complaint is without merit and intend to defend against it vigorously. Document and deposition discovery is now underway. The Court has set May 5, 2003 as the date for us to file a summary judgment motion. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

SABA SOFTWARE, INC.

Dated: April 14, 2003	By:	/s/ GENO P. TOLARI
Geno P. Tolari Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ RONALD W. KISLING
Ronald W. Kisling Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Geno Tolari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ GENO P. TOLARI
Geno Tolari Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Ronald Kisling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Saba Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ RONALD W. KISLING
Ronald Kisling Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1 and 3.2.

99.1	Certification of Geno P. Tolari, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2002, previously filed with the SEC.