Form 10-K
period 2003-05-31
SABA SOFTWARE INC
filed 2003-08-29
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission file number: 000-30221

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3267638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2400 Bridge Parkway Redwood Shores, California	94065-1166 (Zip Code)
(Address of Principal Executive Offices)

(650) 696-3840

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2002 was approximately $73,984,267 (based on a closing sale price of $6.68 per share as reported for the Nasdaq National Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 31, 2003 was 13,347,736.

Documents Incorporated by Reference

Portions of registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, statements regarding competition and the merit of claims in litigation, (ii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs, (iii) in Item 3, statements regarding the resolution and effect of pending litigation, (iv) in Item 5, statements regarding payment of cash dividends in the future, and (v) in Item 7, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, market risk exposure, impact of SFAS No. 143, 144, 146, 148 and 149 and EITF No. 01-14 and 00-21, and the significance of Saba Enterprise Learning Suite and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q.

ITEM 1:    BUSINESS

Overview

We are a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Our solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

We were incorporated in Delaware in April 1997. Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number is (650) 696-3840.

Our Internet address is www.saba.com. On our Investor Relations page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Yvonne Selner, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

All share and per share data included in the consolidated financial statements and the notes thereto has been retroactively adjusted to reflect a one-for-four reverse split approved by our stockholders in May 2003.

Products and Services

Saba Enterprise Learning Suite

The Saba Enterprise Learning Suite is a family of products designed to deliver configurable, targeted functionality in a single solution to address five key enterprise learning areas:

•	Sales and Channel Readiness—Designed to enable sales organizations and distributors to gain the skills and knowledge required to rapidly build a sales pipeline and win business for new products.

•	Channel Certification—Focuses on qualifying channel partners to consistently represent the organization’s products and brand, and deliver quality services.

•	Customer Education—Supports organizations’ ability to generate revenue and increase customer loyalty through the sale and distribution of training.

•	Regulatory Compliance—Allows regulated organizations to track required certifications and qualification programs and effectively respond to compliance audits.

•	Corporate Universities—Focuses on developing employees to effectively execute organizational objectives and gain competitive advantage.

By implementing multiple enterprise learning solutions in a single system, organizations can lower the overall cost of supporting learning processes, leverage internally-created content in multiple areas and create a common pool of knowledge for and about people. This unified solution also offers the flexibility to change processes and develop new opportunities from a common foundation, while creating the visibility needed to operate as an integrated “virtual enterprise.”

The Saba Enterprise Learning Suite combines enterprise learning with collaboration for informal learning, virtual classroom technology, analytics, and content creation and management. It also provides support for blended learning, and supports 15 different languages and locales for global deployments. The Saba Enterprise Learning Suite includes the following applications:

•	Saba Learning—Designed to enable global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results.

•	Saba Analytics for Learning—Allows business leaders to analyze, understand and act on critical trends and information related to their enterprise learning initiatives.

•	Saba Live!—Facilitates real-time, interactive presentations and meetings over the Internet.

•	Saba Content—Helps global organizations capture, manage and share critical content through a learning object repository and automated content processes.

•	Saba Publisher—Allows users to assemble new courses, or re-purpose courses, and publish them into HTML quickly and efficiently.

•	Saba Dialog—Facilitates knowledge transfer and high impact informal learning between individuals and subject matter experts on topics of mutual interest through a scalable, Internet-based collaboration system.

•	Saba Collaboration—Supports informal collaboration and knowledge sharing between communities of practice through chat rooms, threaded discussions, and document sharing.

•	Saba Connectors—Supports an enterprise’s ability to leverage external content as well as information from systems such as virtual learning environments, enterprise content management systems and enterprise resource planning systems.

Saba Performance

We also offer Saba Performance, which is a performance management system that helps organizations improve their business goals by aligning their workforces with their most important business objectives. Saba Performance is designed to provide real-time views into an organization’s progress against goals, allowing users to make adjustments based on changing requirements and competitive situations. Saba Performance is used by Global 2000 companies and government agencies to automate process functions associated with managing performance across the extended enterprise of employees, customers, partners and suppliers, including goal setting and tracking, performance reviews and development planning.

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

Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2003, we employed approximately 83 people worldwide in services-related activities.

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

Customers

Our customers include a wide spectrum of large, global organizations in the automotive, communications, computer and electronics, consumer package goods, energy, financial services, government, manufacturing, medical equipment, pharmaceutical, professional services, software and transportation industries. Of the companies on the Fortune 500, three of the top five are our customers, as well as all of the ‘Big Three’ automakers and a number of global and regional consulting firms. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government.

Alliances

As of May 31, 2003, we have entered into strategic partnership agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These partnerships and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

We have also entered into several alliance agreements with packaged content providers, custom content developers, and content authoring and learning delivery tool providers in order to increase the range of content offerings available to our customers. The Saba Content Alliance Program helps our content partners create and deliver learning content for use in conjunction with Saba solutions through support of industry standards applicable to a broad variety of media formats, including web-based training, computer-based training, video, and asynchronous and synchronous delivery, as well as through support of traditional forms of learning such as instructor-led classes, seminars, and workshops. Content Alliance members also provide numerous content offerings available through Saba Exchange. In support of this program, we also operate a content developers resource center and testing lab that provides our content partners with direct access to our systems for standards compliance testing.

Sales and Marketing

We license our products to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large organizations including Global 2000 businesses and government organizations. As of May 31, 2003, we had 68 sales and marketing professionals located in 8 sales offices, 3 of which are in the United States. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator partnerships.

We focus our marketing efforts on establishing market positioning, generating sales leads, supporting proposal and sales efforts, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include public relations/analyst relations, direct marketing (email, tele-contact and direct mail campaigns), industry trade shows, web and in-person seminar programs, speaking engagements and web presence.

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

•	Open interfaces. Published Java application programming interfaces, or APIs, enable developers to build custom Saba application extensions, and public database views allow analysts to design custom reports using standard reporting tools.

•	Scalability. Scalability is accomplished using load-balancing techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

•	Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the core foundation executes database-stored procedures to optimize intense database processing. The core foundation currently supports Oracle and Microsoft SQL Server databases.

•	Java-based application server. The business and application logic reside on a Java application server. This Java-based architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris, Linux or HP UX.

•	Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

•	Multiple language support. The core foundation is designed to support multiple languages. Currently our solutions support 15 languages.

•	Workflow monitoring of learning object changes. A workflow component applies business rules when learning objects change. For example, e-mail can automatically be sent to students when details about their class change.

•	Integration with legacy enterprise applications. The core foundation is capable of exchanging data with external legacy systems. We provide connectors to the leading human resources and financial systems.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2003, we had 102 research and development employees in the U.S. and India.

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

We believe the principal competitive features affecting our market include:

•	Breadth and depth of the solution

•	A significant installed base of Global 2000 and government customers

•	The ability to support all forms of content offerings

•	The ability to sell and support our offerings through a combination of direct and indirect channels throughout the world

•	The ability meet the requirements of the world’s largest organizations, including support for global deployments

•	The ability to support a broad range of extended-enterprise users, including employees, partners, customers and suppliers

•	Product quality and performance

•	Product features and functions

•	Customer service and support

•	Ease of implementation

•	Core technology

•	Price to performance ratio

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have one patent issued in the United States and seven patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patent, or any patent issued to us in the future, there can be no assurance that such patent (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

We have obtained registration of various trademarks, including Saba and the Saba S-design logo, in the United States and in certain other countries. In addition, we have an additional registration application pending in the United States, and registration applications pending in various foreign countries. We will continue to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining registration of the trademarks for which we have applied. Even for any registered trademarks that we have obtained, or will obtain, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, or if our registered trademarks are successfully challenged or invalidated, the use of the trademarks will be restricted unless we enter into arrangements with third parties that may be unavailable on commercially reasonable terms.

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

Employees

As of May 31, 2003, we had a total of 285 employees, including 102 in research and development, 68 in sales and marketing, 83 in services and 32 in administration and finance. Of these employees, 183 were located in North America and 102 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Annapolis, Denver, New Jersey, and Washington D.C. metropolitan areas and in Australia, France, Germany, India, United Kingdom and Japan. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation.

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The compliant alleged that we infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in our industry. We believe that the complaint is without merit and intend to defend against it vigorously. Document and deposition discovery is now underway. The Court denied our initial summary judgment motions, finding factual issues which needed to be resolved. We are presently petitioning to have the patents reexamined by the United States Patent and Trademark Office. We are simultaneously seeking to stay proceedings in the Northern District until the reexamination petition is resolved. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on May 1, 2003. Of the 52,999,040 shares outstanding as of the record date, 43,705,534 shares were present or represented by proxy at the meeting. At this meeting the stockholders voted to approve proposed amendments to our Certificate of Incorporation to effect a reverse stock split of our common stock. The results of the voting were as follows:

For	Against	Abstain	Non-Vote
43,098,926	591,014	15,594	0

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol “SABA.” On May 12, 2003, we effected a one-for-four reverse split of our outstanding common stock. The following table sets forth the range of the quarterly high and low closing sales prices of our common stock for the periods indicated. The price per share has been adjusted to give effect to the one-for-four reverse stock split.

Year ended May 31, 2002	High	Low
First Quarter	$65.64	$32.00
Second Quarter	$31.72	$6.76
Third Quarter	$25.76	$13.00
Fourth Quarter	$19.72	$9.96

Year ended May 31, 2003	High	Low
First Quarter	$12.60	$7.40
Second Quarter	$11.00	$6.08
Third Quarter	$5.80	$3.16
Fourth Quarter	$5.04	$2.32

We had approximately 145 stockholders of record as of May 31, 2003. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of May 31, 2003 and 2002 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended May 31, 2000 and 1999 and the balance sheet data as of May 31, 2001, 2000 and 1999 are derived from our audited financial statements previously filed with the SEC.

	Years ended May 31,
	2003 (1)	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Total revenues	$44,416	$55,648	$54,955	$18,755	$1,939
Gross profit	29,644	39,470	31,435	8,972	675
Total operating expenses	47,083	64,812	96,893	64,444	11,572
Loss from operations	(17,439)	(25,342)	(65,458)	(55,472)	(10,897)
Net loss	(17,207)	(25,467)	(62,791)	(54,441)	(10,852)
Basic and diluted net loss per share (2)	(1.35)	(2.19)	(5.95)	(11.74)	(3.34)
Shares used in computing basic and diluted net loss per share (2)	12,775	11,623	10,556	4,637	3,247

	May 31,
	2003 (1)	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,197	$22,141	$34,333	$78,926	$10,384
Working capital	13,318	14,325	18,956	65,090	7,807
Total assets	40,836	48,688	68,111	97,705	14,068
Long-term obligations, less current portion	3,933	3,391	3,784	3,086	384
Total stockholders’ equity	18,460	24,346	27,959	68,704	8,429

(1)	Saba ceased the amortization of goodwill effective June 1, 2002 in accordance with SFAS No. 142.
(2)	All share and per share data has been retroactively adjusted to reflect a one-for-four reverse split approved by Saba’s stockholders in May 2003.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Our solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

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

Sources of Revenues and Revenue Recognition

To date, we have generated revenues primarily from licensing Saba Enterprise Learning Suite, and providing related services, including implementation, consulting, support, hosting and education.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting and education services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

A substantial majority of our licenses entered into from November 30, 1999 to August 31, 2001 included rights to unspecified additional platform versions of our software, extended payment terms and/or services essential to the functionality of the software. For licenses that included rights to unspecified additional platform versions, we recognized license revenues ratably over the period during which we were required to provide the additional platform versions beginning in the month when all other revenue recognition criteria had been met. Revenue from contracts with extended payment terms is recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. A substantial majority of our licenses entered into after August 31, 2001 do not provide for unspecified additional platform versions, extended payment terms or services that are essential to the functionality of the software. Revenues derived from these licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement.

Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis.

Cost of Revenues

Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Our cost of services revenues includes salaries and related expenses for our professional services organization, as well as third-party hosting costs and billed expenses. Because our cost of services revenues is greater than cost of license revenues, cost of total revenues as a percentage of total revenues may fluctuate based on the mix of licenses and services sold.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, prior to our initial public offering, we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. As of May 31, 2003, deferred stock compensation amounted to $45,000 and will result in additional charges to operations through fiscal 2004.

Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million, and our June 2001 acquisition of Ultris Inc. resulted in goodwill of $7.8 million and purchased intangible assets of $1.3 million. Purchased intangible assets consist of intellectual property, customer base and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, we no longer amortize goodwill, but review it annually (or more frequently if impairment indicators arise) for impairment. Prior to June 1, 2002, goodwill was being amortized on a straight-line basis over its estimated useful life of three years.

There was no acquisition activity during the fiscal year ended May 31, 2003. Acquired in-process research and development in the fiscal year ended May 31, 2002 represents the write-off of the fair value of acquired research and development work obtained in connection with the acquisition of Ultris Inc. For the acquisition of Ultris Inc., the write-off was necessary because the acquired in-process research and development had not yet reached technological feasibility and the related products under development had not achieved commercial viability.

We allocated the purchase price of Ultris Inc. with the assistance of an independent appraiser. Values were assigned to acquired developed technology, in-process research and development, goodwill and workforce. The fair value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the project were based on management’s estimates of future revenues and operating profits.

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of May 31, 2003, we had an accumulated deficit of $172.3 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, if achieved, sustain profitability. We also expect to incur non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We need to generate higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 285 full-time employees as of May 31, 2003. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

Limited Operating History

We have a limited operating history that makes it difficult to forecast our future operating results. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at a relatively early stage of development, particularly companies in new and rapidly evolving markets, such as human capital development and management. We may not be successful in addressing these risks and difficulties.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2003, 2002 AND 2001

Revenues

Total revenues were $44.4 million in fiscal 2003, $55.6 million in fiscal 2002 and $55.0 million in fiscal 2001. The decrease in total revenues in fiscal 2003 over fiscal 2002 is primarily attributable to a decrease in license revenues. The modest increase in total revenues in fiscal 2002 over fiscal 2001 is primarily attributable to an increase in license revenues. As a percentage of total revenues, revenues from customers outside the United States represented 28% in fiscal 2003, 28% in fiscal 2002 and 29% in fiscal 2001. In fiscal 2003, one customer accounted for 12% of our revenues. In fiscal 2002 and 2001, no customer accounted for more than 10% of our revenues.

License revenues were $16.4 million in fiscal 2003, or 37% of total revenues, $27.3 million in fiscal 2002, or 49% of total revenues, and $24.8 million in fiscal 2001, or 45% of total revenues. The decrease in license revenues in fiscal 2003 over fiscal 2002 is primarily attributable to a greater amount of deferred license revenues recognized in fiscal 2002 that were attributable to software licenses sold in earlier periods. As a result, revenues from license sales made in fiscal 2003 were essentially flat in comparison to revenues from license sales made in fiscal 2002. The increase in license revenues in fiscal 2002 over fiscal 2001 is primarily attributable to the fact that fewer software licenses included provisions for future deliverables and, as a result, substantially more license revenues were recognized upon delivery in fiscal 2002 than in fiscal 2001. Therefore, license revenues in fiscal 2002 increased over the prior fiscal year despite a decline in new software agreements.

Services revenues were $28.0 million in fiscal 2003, or 63% of total revenues, $28.4 million in fiscal 2002, or 51% of total revenues, and $30.1 million in fiscal 2001, or 55% of total revenues. The decrease in services revenue in fiscal 2003 over fiscal 2002 is primarily attributable to a decrease in consulting revenues due primarily to a reduction in the average project size resulting from product configuration improvements. The decrease in services revenue in fiscal 2002 over fiscal 2001 is primarily attributable to a decrease in consulting revenues as a result of the decline in new software agreements. The decreases in consulting revenues in both fiscal 2003 and fiscal 2002 were partially offset by increases in support revenues.

The mix of license and services revenues as a percentage of total revenues has varied significantly due to our relatively early stage of development.

Cost of Revenues

Total cost of revenues decreased to $14.8 million in fiscal 2003, from $16.2 million in fiscal 2002 and $23.5 million in fiscal 2001. The decrease in fiscal 2003 over fiscal 2002 is primarily attributable to a reduction in consulting personnel in response to a decrease in the consulting component of services revenues and improved labor utilization rates (billable hours as a percent of total hours). The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to a reduction in services personnel in response to lower services revenue. Cost of services revenues represented 47% of services revenues for fiscal 2003, 51% of services revenues for fiscal 2002 and 78% of services revenues for fiscal 2001. The decrease in the cost of services as a percentage of services revenues in fiscal 2003 over fiscal 2002 is primarily attributable to increased utilization of our consultants, as well as an increased percentage of higher margin support revenues as a percentage of total services revenues. The decrease in the cost of services as a percentage of services revenues in fiscal 2002 over fiscal 2001 is primarily attributable to an increased average billing rate of consultants and reduced reliance on lower margin third party sub-contractors.

Cost of revenues includes amortization of acquired developed technology from the acquisitions of Human Performance Technologies, Inc. and Ultris Inc. of $1.4 million in fiscal 2003 and $1.5 million in fiscal 2002. The developed technology of $2.3 million acquired from Human Performance Technologies, Inc. is being amortized over a two-year estimated useful life and the developed technology of $1.2 million acquired from Ultris Inc. is being amortized over a three-year estimated useful life.

Operating Expenses

Research and development. Research and development expenses decreased to $11.8 million in fiscal 2003, from $14.6 million in fiscal 2002 and $19.5 million in fiscal 2001. The decreases in fiscal 2003 over fiscal 2002 and in fiscal 2002 over fiscal 2001 are primarily attributable to reduced personnel costs associated with a decrease in research and development personnel in the U.S. and a decrease in the use of third-party consultants. These decreases were partially offset by increased staffing in our lower-cost development center in India.

Sales and marketing. Sales and marketing expenses decreased to $26.0 million in fiscal 2003, from $30.4 million in fiscal 2002 and $52.0 million in fiscal 2001. The decrease in fiscal 2003 over fiscal 2002 is primarily attributable to reduced personnel costs associated with a decrease in sales and marketing personnel and related costs. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to reduced personnel and related costs associated with a decrease in sales and marketing personnel and a reduction in advertising, public relations and other marketing events.

General and administrative. General and administrative expenses decreased to $6.5 million in fiscal 2003, from $6.9 million in fiscal 2002 and $9.7 million in fiscal 2001. The decrease in fiscal 2003 over fiscal 2002 is primarily attributable to reduced personnel costs associated with a decrease in general and administrative personnel. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to reduced personnel costs associated with a decrease in general and administrative personnel, as well as a decrease in bad debt expense.

Amortization of deferred stock compensation and other stock charges. Amortization of deferred stock compensation and other stock charges decreased to $1.9 million in fiscal 2003, from $7.1 million in fiscal 2002 and $15.3 million in fiscal 2001. Included in the charges for fiscal 2003 is $741,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. This charge was partially offset by a reduction in amortization of deferred stock compensation of $647,000 that resulted from the cancellation of unvested stock options as a result of employee attrition and reductions in workforce. Also included in fiscal 2003 is compensation expense of $171,000 related to the acceleration of amortization of deferred stock compensation for options that were cancelled in accordance with our voluntary stock option exchange program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Included in amortization of deferred stock compensation and other stock charges in fiscal 2002 is $1.9 million related to the post-acquisition amortization of the deferred stock compensation for the intrinsic value of common stock subject to repurchase assumed in connection with the acquisition of Ultris Inc. The estimated intrinsic value of the 49,616 shares subject to repurchase was approximately $2.8 million. Included in amortization of deferred stock compensation and other stock charges in fiscal 2001 is $1.2 million for the issuance of a warrant to a third-party and $528,000 for stock options granted to non-employees.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was $855,000 in fiscal 2003, $1.2 million in fiscal 2002 and $424,000 in fiscal 2001. The amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. Purchased intangible assets consist of intellectual property, customer base and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years.

Amortization of goodwill. Effective June 1, 2002, we adopted SFAS No. 142 and are no longer amortizing goodwill, but will be reviewing it annually (or more frequently if impairment indicators arise) for impairment. As of May 31, 2003, there had been no impairment of goodwill. During fiscal 2002, amortization of goodwill was $2.5 million. The amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc.

Restructuring Charges

During fiscal 2003, fiscal 2002 and fiscal 2001, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2003	2002	2001
	(in thousands)
Cost of revenues	$145	$633	$529
Research and development	577	735	601
Sales and marketing	939	1,438	1,220
General and administrative	232	387	214

	$1,893	$3,193	$2,564

During fiscal 2003, we recorded workforce reduction charges of $1.2 million and facilities related charges of $676,000. The workforce reduction charges, which resulted from the reduction of 40 employees across all business functions and geographic regions, are expected to be paid by the end of fiscal 2004. The annual cost of these employees was approximately $4.0 million. The facilities related charges relate to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2004.

During fiscal 2002, we recorded workforce reduction charges of $1.8 million and facilities related charges of $1.4 million. The workforce reduction charges, which resulted from the reduction of 147 employees across all business functions and geographic regions, were paid by the end of fiscal 2003. The facilities related charges relate to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2005.

During fiscal 2001, we recorded workforce reduction charges of $1.8 million and facilities related charges of $750,000. The workforce reduction charges, which resulted from the reduction of 60 employees across all business functions and geographic regions, were paid by the end of fiscal 2002. Included in the charges for excess facilities is $300,000 relating to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2005. Also included is a charge of $450,000 for leasehold improvements and office furniture and fixtures that were no longer used in operations.

Our estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from our estimates.

Interest Income and Other, Net

Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, net was $407,000 in fiscal 2003, $39,000 in fiscal 2002 and $2.7 million in fiscal 2001. The increase in fiscal 2003 over fiscal 2002 is primarily attributable to a reduction in interest expense due to payments on prior capital lease obligations. The decrease in fiscal 2002 over fiscal 2001 is primarily attributable to decreases in short-term investments and the decline in short-term interest rates during fiscal 2002.

Provision for Income Taxes

From inception through May 31, 2003, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $175,000 in fiscal 2003 compared to $164,000 in fiscal 2002 and $69,000 in fiscal 2001. The income tax expense consists entirely of foreign income tax expense incurred as a result of local country profits.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2003. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of the results for a full fiscal year or any other period.

	Three months ended
	Aug 31, 2001	Nov 30, 2001	Feb 28, 2002	May 31, 2002	Aug 31, 2002	Nov 30, 2002	Feb 28, 2003	May 31, 2003
	(in thousands, except per share data)
Revenues:
License	$7,008	$6,764	$6,213	$7,292	$7,450	$2,439	$3,150	$3,401
Services	7,874	6,960	6,906	6,631	7,246	7,028	6,478	7,224

Total revenues	14,882	13,724	13,119	13,923	14,696	9,467	9,628	10,625

Cost of revenues	4,999	4,049	3,506	3,624	3,731	3,907	3,413	3,721

Gross profit	9,883	9,675	9,613	10,299	10,965	5,560	6,215	6,904
Operating expenses:
Research and development	4,125	3,883	3,331	3,289	3,027	2,998	3,002	2,790
Sales and marketing	9,612	7,691	6,135	6,922	6,940	7,750	6,032	5,325
General and administrative	1,991	1,690	1,416	1,758	1,353	1,769	1,723	1,669
Amortization of deferred stock compensation and other stock charges	2,294	2,015	1,539	1,265	1,351	613	(74)	(40)
Amortization of goodwill and purchased intangible assets	907	942	904	904	258	259	234	104
Acquired in-process research and development	2,199	—	—	—	—	—	—	—

Total operating expenses	21,128	16,221	13,325	14,138	12,929	13,389	10,917	9,848

Loss from operations	(11,245)	(6,546)	(3,712)	(3,839)	(1,964)	(7,829)	(4,702)	(2,944)
Interest income (expense) and other, net	71	(127)	(7)	102	96	26	45	240

Loss before provision for income taxes	(11,174)	(6,673)	(3,719)	(3,737)	(1,868)	(7,803)	(4,657)	(2,704)
Provision for income taxes	(25)	(20)	(68)	(51)	(65)	(88)	(90)	68

Net loss	$(11,199)	$(6,693)	$(3,787)	$(3,788)	$(1,933)	$(7,891)	$(4,747)	$(2,636)

Basic and diluted net loss per share	$(0.99)	$(0.58)	$(0.32)	$(0.32)	$(0.16)	$(0.62)	$(0.36)	$(0.20)

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

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition policies and provisions and interpretations of these provisions;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	technical difficulties or service interruptions of our computer network systems or the Internet generally;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business; and

•	foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $135.8 million through May 31, 2003, equipment leases and other debt. As of May 31, 2003, we had outstanding equipment lease obligations of $77,000, debt of $1.8 million and $21.2 million of cash, cash equivalent and short-term investments.

Cash used in operating activities was $10.0 million during fiscal 2003, $12.9 million during fiscal 2002 and $43.6 million during fiscal 2001. Cash used in operating activities during fiscal 2003 was primarily attributable to a net loss of $17.2 million, which was partially offset by depreciation and amortization of $2.7 million, a decrease in accounts receivable of $2.7 million, and amortization of acquired developed technology of $1.4 million. Cash used in operating activities during fiscal 2002 was primarily attributable to a net loss of $25.5 million, which was partially offset by depreciation and amortization of $3.5 million, amortization of deferred stock compensation of $7.0 million, amortization of goodwill of $2.5 million and a charge for acquired in-process research and development of $2.2 million. Cash used in operating activities during fiscal 2001 was primarily attributable to a net loss of $62.8 million and an increase in accounts receivable of $9.2 million, which was partially offset by amortization of deferred stock compensation of $13.5 million and an increase in deferred revenue of $5.3 million.

Cash provided by investing activities in fiscal 2003 was primarily attributable to net redemptions and maturities of short-term investments of $9.6 million. Cash provided by investing activities in fiscal 2002 was primarily attributable to net redemptions and maturities of short-term investments of $9.9 million. Cash used in investing activities in fiscal 2001 was primarily attributable to net purchases of short-term investments of $17.6 million.

Cash provided by financing activities was $8.9 million during fiscal 2003, $1.5 million during fiscal 2002 and $1.8 million during fiscal 2001. Cash provided by financing activities during fiscal 2003 was primarily attributable to proceeds from the issuance of stock of $9.5 million. Included in this amount are net proceeds of $9.2 million we received from a private placement of common stock at fair market value with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on our Board of Directors, is a General Partner of Sequoia Capital. Mr. Moritz disclaims beneficial ownership of shares held by these funds except to the extent of his pecuniary interest in these funds. Cash provided by financing activities during fiscal 2002 was primarily attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.7 million of payments of principal on capital lease obligations. Cash provided by financing activities during fiscal 2001 was primarily attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.3 million for payments of principal on capital lease obligations.

As of May 31, 2003, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases and our credit facility. In August 2002, we entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. In March 2003, we modified the credit facility by adding a term loan of $1.2 million. Borrowings under the credit facility are secured by substantially all of our tangible assets. The revolving line of credit expires in August 2003 and borrowings are at a variable interest rate using the bank’s Prime Rate plus 1%. As of May 31, 2003, there were no amounts outstanding under the line of credit. Under the term loan borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. As of May 31, 2003, we had outstanding equipment term loans of $444,000 that carry fixed interest rates ranging from 4.90% to 5.81% with maturities from August 2005 to May 2006. As of May 31, 2003, we also had an outstanding term loan of $1.1 million that carried a variable interest rate with a maturity of March 2006. In August 2003, we renewed our credit facility through August 2004.

The following table summarizes our contractual obligations at May 31, 2003 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $29.2 million in operating leases, net of sublease income, $880,000 has been included in accrued restructuring charges as of May 31, 2003. Sublease income included in the table below amounted to $255,000 for fiscal 2004, $182,000 for fiscal 2005 and fiscal 2006 and $30,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2004	$3,702	$3,027	$33	$642
2005	3,525	2,837	37	651
2006	3,258	2,756	7	495
2007	2,373	2,321	—	52
2008	2,351	2,351	—	—
Thereafter	15,938	15,938	—	—

	$31,147	$29,230	$77	$1,840

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. Note 2 to the consolidated financial statements describes the significant accounting policies used in preparation of the consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs.

Revenue recognition. Our revenue recognition policies are described at the beginning of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $9.3 million as of May 31, 2003.The allowance for doubtful accounts, which totaled $654,000 as of May 31, 2003, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts. We recorded charges to operations that increased allowance for doubtful accounts by $265,000 in fiscal 2003, $411,000 in fiscal 2002 and $1.2 million in fiscal 2001. Amounts written-off as reductions to the allowance totaled $250,000 in fiscal 2003, $465,000 in fiscal 2002 and $1.0 million in fiscal 2001.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life of three years and performed impairment analyses under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at May 31, 2003 was $5.3 million. Amortization of purchased intangible assets was $855,000 in fiscal 2003, $1.2 million in fiscal 2002 and $424,000 in fiscal 2003. Our remaining purchased intangible asset balance was $542,000 as of May 31, 2003.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually, or on an interim basis if circumstances dictate. Any reduction of enterprise fair value below the amount of stockholders’ equity could require us to write down the value of goodwill to its fair value and record an expense for the impairment loss.

Restructuring costs. During fiscal 2003, fiscal 2002 and fiscal 2001 we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring charges included worldwide workforce reductions across all functions and consolidation of excess facilities. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The restructuring charges amounted to $1.9 million in fiscal 2003, $3.2 million in fiscal 2002 and $2.6 million in fiscal 2001. Our remaining accrued restructuring charges included in the balance sheet as of May 31, 2003 was $1.0 million, which is comprised of $129,000 for workforce reduction charges and $880,000 for facilities related charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt SFAS No. 143 for our fiscal year beginning June 1, 2003 and do not expect it to have a material effect on our financial position and results of operations.

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

In December 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We continue to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and we apply the disclosure provisions of Statement 123, as amended by Statement 148.

In February 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting guidance on derivative instrument and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and

Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. We do not expect SFAS No. 149 to have a material effect on our financial position or results of operations.

Factors That May Impact Future Operating Results

We have a limited operating history and are subject to the risks encountered by early-stage companies

We were founded in April 1997 and shipped our first products in April 1998. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process;

•	risks associated with our dependence on Saba Learning, and related services, for substantially all of our revenues for the foreseeable future;

•	risks that our new products, such as Saba Performance and Saba Content, will fail to achieve market acceptance;

•	risks that our strategy of establishing Saba Exchange may not be successful;

•	risks that fluctuations in our quarterly operating results will be significant relative to our revenues; and

•	risks that the current economic downturn will continue to negatively impact the demand for our products and services.

These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Learning and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Learning ASP Edition and Saba Performance, which is in limited release, and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of May 31, 2003, we had $542,000 of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2003, fiscal 2002 and fiscal 2001 we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variabilities caused by downturns in the United States and/or international economies, over the long term we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders, principally orders for Saba Learning and related services. As a result, our quarterly operating results may fluctuate if we are unable to complete a sufficient number of large orders in any particular quarter. We have not fully developed our business model for Saba Exchange, including the structure and amount of the fees we intend to charge. As this business model evolves, the potential for fluctuations in our quarterly results could increase. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to, or new, applicable accounting standards and how these standards are interpreted.

Our lengthy sales cycle could cause delays in revenue growth

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

A decline in the price of, or demand for, our main product, Saba Learning or our related services offerings would seriously harm our revenues and operating margins

To date, Saba Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from Saba Learning and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Learning or failure to achieve broad market acceptance would seriously harm our business.

We are exposed to recent unfavorable economic conditions

We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001 (ended August 31, 2000), which has been further stalled by terrorist attacks in September 2001 and the war in Iraq in early 2003. There can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we are seeing an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers’ and prospects’ budgets for our products and services, but also they may adversely affect our customers’ ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 28% of our revenues in fiscal 2003, 28% in fiscal 2002 and 29% in fiscal 2001. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have one patent issued in the United States and seven patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patent, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host Saba Exchange and Saba Enterprise Learning Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of May 31, 2003, we had an aggregate of $542,000 of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

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

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At May 31, 2003, all of our investments were considered available-for-sale securities and the average maturity of our investment securities was approximately one month. The weighted average interest rate of our portfolio was approximately 1.2% at May 31, 2003. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, commercial paper, and U.S. government agency bonds, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility entered into in August 2002 allows us to make draws at a variable interest rate using the bank’s Prime Rate plus 1%. As of May 31, 2003 there were no outstanding borrowings under the line of credit. Therefore, only future borrowings would be affected by changes in market interest rates.

The equipment term loan portion of our credit facility allows us to make draws at either a variable interest rate equal to the bank’s Prime Rate plus 1.25% or a fixed interest rate equal to the 36-month U.S. Treasury note plus 3.25%. As of May 31, 2003, we had outstanding equipment term loans of $444,000 that carry fixed interest rates ranging from 4.9% to 5.81%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

As of May 31, 2003, we also had an outstanding term loan of $1.1 million that carried a variable interest rate based on the bank’s Prime Rate plus 1.25%. If the bank’s Prime Rate were to change by 10% from its level at May 31, 2003, the impact would not be material to our financial position or results of operations.

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

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in the notes to the consolidated financial statements, in 2003 Saba Software, Inc. changed its method of accounting for goodwill and purchased intangible assets.

/s/    Ernst & Young LLP

Palo Alto, California

June 17, 2003

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$17,566	$9,523
Short-term investments	3,631	12,618
Accounts receivable (net of allowance of $654 at May 31, 2003 and $639 at May 31, 2002)	9,315	12,182
Prepaid expenses and other current assets	1,218	901

Total current assets	31,730	35,224
Property and equipment, net	2,385	4,575
Goodwill, net	5,288	5,288
Purchased intangible assets, net	542	2,755
Other assets	891	846

Total assets	$40,836	$48,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$1,547
Accrued compensation and related expenses	2,699	3,326
Accrued expenses	3,828	4,518
Deferred revenue	9,497	10,127
Current portion of debt and lease obligations	675	1,381

Total current liabilities	18,412	20,899
Deferred revenue	31	52
Accrued rent	2,691	2,742
Debt and lease obligations, less current portion	1,242	635
Other long-term liabilities	—	14

Total liabilities	22,376	24,342
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 1,250,000 authorized shares at May 31, 2003; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized shares at May 31, 2003; 13,328,680 shares issued at May 31, 2003 and 12,066,134 shares issued at May 31, 2002	53	48
Additional paid-in capital	191,241	182,424
Deferred stock compensation	(45)	(2,578)
Notes receivable from stockholders	—	(188)
Treasury stock: 102,578 shares at May 31, 2003 and 94,375 at May 31, 2002, at cost	(232)	(201)
Accumulated deficit	(172,329)	(155,122)
Accumulated other comprehensive loss	(228)	(37)

Total stockholders’ equity	18,460	24,346

Total liabilities and stockholders’ equity	$40,836	$48,688

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2003	2002	2001
Revenues:
License	$16,440	$27,277	$24,845
Services	27,976	28,371	30,110

Total revenues	44,416	55,648	54,955

Cost of revenues:
Cost of license	156	186	68
Cost of services	13,258	14,456	23,452
Amortization of acquired developed technology	1,358	1,536	—

Total cost of revenues	14,772	16,178	23,520

Gross profit	29,644	39,470	31,435

Operating expenses:
Research and development	11,817	14,628	19,503
Sales and marketing	26,047	30,360	52,048
General and administrative	6,514	6,855	9,662
Amortization of deferred stock compensation and other stock charges	1,850	7,113	15,256
Amortization of purchased intangible assets	855	1,182	424
Amortization of goodwill	—	2,475	—
Acquired in-process research and development	—	2,199	—

Total operating expenses	47,083	64,812	96,893

Loss from operations	(17,439)	(25,342)	(65,458)
Interest income and other, net	604	451	3,215
Interest expense	(197)	(412)	(479)

Loss before provision for income taxes	(17,032)	(25,303)	(62,722)
Provision for income taxes	(175)	(164)	(69)

Net loss	$(17,207)	$(25,467)	$(62,791)

Basic and diluted net loss per share	$(1.35)	$(2.19)	$(5.95)

Shares used in computing basic and diluted net loss per share	12,775	11,623	10,556

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2000	—	—	10,898,994	44	161,078	(24,541)	(1,042)	—	—	(66,864)	29	68,704
Collections on notes receivable	—	—	—	—	—	—	182	—	—	—	—	182
Repurchase of common stock	—	—	—	—	—	—	54	(56,250)	(67)	—	—	(13)
Issuance of common stock under employee stock purchase plan	—	—	38,607	—	1,973	—	—	—	—	—	—	1,973
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	415,476	2	979	—	—	—	—	—	—	981
Issuance of common stock in connection with acquisition	—	—	128,524	—	3,665	—	—	—	—	—	—	3,665
Issuance of common stock in connection with a net exercise of warrants	—	—	17,776	—	—	—	—	—	—	—	—	—
Issuance of common stock options and warrants for services	—	—	—	—	1,756	—	—	—	—	—	—	1,756
Amortization of deferred stock compensation	—	—	—	—	—	13,500	—	—	—	—	—	13,500
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(3,593)	3,593	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(62,791)	—	(62,791)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss												(62,789)

Balances at May 31, 2001	—	—	11,499,377	46	165,858	(7,448)	(806)	(56,250)	(67)	(129,655)	31	27,959
Collections and other activity on notes receivable	—	—	—	—	—	—	588	(10,000)	(100)	—	—	488
Repurchase of common stock	—	—	—	—	—	—	30	(28,125)	(34)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	35,583	—	1,376	—	—	—	—	—	—	1,376
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	281,188	1	1,662	—	—	—	—	—	—	1,663
Issuance of common stock in connection with acquisition	—	—	249,986	1	14,078	(2,793)	—	—	—	—	—	11,286
Issuance of common stock options and warrants for services	—	—	—	—	74	—	—	—	—	—	—	74
Compensation expense resulting from acceleration of vesting of common stock options	—	—	—	—	39	—	—	—	—	—	—	39

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Amortization of deferred stock compensation	—	—	—	—	—	7,000	—	—	—	—	—	7,000
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(663)	663	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(25,467)	—	(25,467)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss												(25,535)

Balances at May 31, 2002	—	—	12,066,134	48	182,424	(2,578)	(188)	(94,375)	(201)	(155,122)	(37)	24,346
Collections on notes receivable	—	—	—	—	—	—	123	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	—	65	(8,203)	(31)	—	—	34
Issuance of common stock under employee stock purchase plan	—	—	29,644	—	139	—	—	—	—	—	—	139
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	157,321	—	171	—	—	—	—	—	—	171
Issuance of common stock options for services	—	—	—	—	83	—	—	—	—	—	—	83
Issuance of common stock, net of issuance costs	—	—	1,075,581	5	9,190	—	—	—	—	—	—	9,195
Amortization of deferred stock compensation	—	—	—	—	—	1,549	—	—	—	—	—	1,549
Reversal of deferred stock compensation relating to cancelled stock options	—	—	—	—	(766)	813	—	—	—	—	—	47
Acceleration of deferred stock compensation resulting from options cancelled in the option exchange program	—	—	—	—	—	171	—	—	—	—	—	171
Net loss	—	—	—	—	—	—	—	—	—	(17,207)	—	(17,207)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(175)	(175)

Comprehensive loss												(17,398)

Balances at May 31, 2003	—	$—	13,328,680	$53	$191,241	$(45)	$—	(102,578)	$(232)	$(172,329)	$(228)	$18,460

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2003	2002	2001
Operating activities:
Net loss	$(17,207)	$(25,467)	$(62,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,739	3,484	2,923
Amortization of purchased intangible assets	855	1,182	424
Amortization of goodwill	—	2,475	—
Amortization of acquired developed technology	1,358	1,536	—
Acquired-in-process research and development	—	2,199	—
Amortization of deferred stock compensation	855	7,000	13,500
Issuance of warrants and common stock to third parties	83	74	1,756
Compensation expense resulting from acceleration of vesting of common stock	741	39	—
Acceleration of deferred stock compensation for options cancelled in the option exchange program	171	—	—
Write off of property and equipment	—	339	—
Changes in operating assets and liabilities:
Accounts receivable	2,692	7,133	(9,156)
Prepaid expenses and other current assets	(507)	528	(315)
Other assets	(64)	368	(257)
Accounts payable	284	(2,886)	(477)
Accrued compensation and related expenses	(627)	(3,931)	1,147
Accrued expenses	(690)	(744)	3,592
Deferred revenue	(651)	(7,227)	5,308
Accrued rent	(51)	968	739
Other long-term liabilities	(14)	14	—

Net cash used in operating activities	(10,033)	(12,916)	(43,607)

Investing activities:
Purchases of short-term investments	(14,703)	(27,556)	(35,794)
Proceeds from redemption and maturities of short-term investments	24,334	37,455	18,191
Purchases of property and equipment	(424)	(771)	(2,282)
Cash paid in purchase business combination	—	—	(466)

Net cash provided by (used in) investing activities	9,207	9,128	(20,351)

Financing activities:
Proceeds from issuance of common stock under stock plans	309	3,038	2,954
Proceeds from issuance of common stock in private placement, net of issuance costs	9,195	—	—
Repurchase of common stock	(31)	(4)	(13)
Principal payments under capital lease obligations	(1,725)	(1,674)	(1,347)
Lease buyout costs	(554)	—	—
Borrowings under credit facility, net of issuance costs	2,710	—	—
Repayments on borrowings under the credit facility	(1,153)	—	—
Repayments on note payable	(70)	(70)	(18)
Collections on notes receivable from stockholders	188	188	182

Net cash provided by financing activities	8,869	1,478	1,758

Increase (decrease) in cash and cash equivalents	8,043	(2,310)	(62,200)
Cash and cash equivalents, beginning of period	9,523	11,833	74,033

Cash and cash equivalents, end of period	17,566	9,523	11,833
Short-term investments, end of period	3,631	12,618	22,500

Total cash, cash equivalents and short-term investments, end of period	$21,197	$22,141	$34,333

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$103	$—	$1,737

Common stock issued for acquisition	$—	$14,078	$3,665

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$64	$151	$2

Cash paid for interest	$197	$412	$479

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Saba Software, Inc. (“Saba” or the “Company”) is a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Saba’s solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

Saba was incorporated in the State of Delaware in April 1997.

All share and per share data included in the consolidated financial statements and the notes thereto has been retroactively adjusted to reflect a one-for-four reverse split approved by Saba’s stockholders in May 2003.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Saba and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments consist principally of debt securities with maturities between 90 days and two years. Cash, cash equivalents and short-term investments are stated at fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2003 and 2002, Saba classified all of its debt securities as available-for-sale pursuant to SFAS No. 115. The cost of securities sold is based on the specific identification method.

The following tables summarize the Company’s cash, cash equivalents and short-term investments:

	May 31, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$17,566	$—	$—	$17,566
Short-term investments:
Corporate bonds	562	—	—	562
U.S. Government agencies	1,516	4	—	1,520
Commercial paper	1,549	—	—	1,549

	3,627	4	—	3,631
Cash, cash equivalents and short-term investments	$21,193	$4	$—	$21,197

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2002
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$9,523	$—	$—	$9,523
Short-term investments:
Corporate bonds	2,874	7	(3)	2,878
U.S. Government agencies	5,720	14	—	5,734
Commercial paper	3,604	2	—	3,606
Municipal notes and bonds	400	—	—	400

	12,598	23	(3)	12,618
Cash, cash equivalents and short-term investments	$22,121	$23	$(3)	$22,141

Realized gains and losses on sales of available-for-sale securities were not material for the fiscal years ended 2003, 2002 and 2001.

Short-term investments, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	May 31,
	2003	2002
	(in thousands)
Due in one year or less	$3,475	$8,320
Due in one to two years	156	4,298

	$3,631	$12,618

Fair Value of Financial Instruments

Carrying amounts of certain of Saba’s financial instruments including cash, cash equivalents, short-term investments and accrued liabilities approximate fair value due to their short maturities. The carrying amount of Saba’s note payable, debt, and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Saba.

Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

Saba conducts business with companies in various industries primarily in the United States. Saba generally does not require collateral. Saba Enterprise Learning Suite and related services have accounted for substantially all of Saba’s revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on Saba’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $265,000 in fiscal 2003, $411,000 in fiscal 2002 and $1.2 million in fiscal 2001. Amounts written-off as reductions to the allowance totaled $250,000 in fiscal 2003, $465,000 in fiscal 2002 and $1.0 million in fiscal 2001.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2003, one customer accounted for 12% of Saba’s accounts receivable balance. At May 31, 2002, two customers accounted for 16% and 10% of Saba’s accounts receivable balance.

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

Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years.

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Noncompetition agreements	$500	$(361)	$139
Acquired developed technology	3,492	(3,089)	403

Total	$3,992	$(3,450)	$542

	May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Noncompetition agreements	$500	$(194)	$306
Customer base	1,563	(875)	688
Acquired developed technology	3,492	(1,731)	1,761

Total	$5,555	$(2,800)	$2,755

The total expected future amortization related to purchased intangible assets is provided in the table below:

Future Amortization
(in thousands)
Fiscal Year Ending May 31,
2004	$526
2005	16

$542

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which includes criteria that require intangible assets such as assembled workforce to be recognized as part of goodwill. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective June 1, 2002, Saba adopted SFAS No. 142 and ceased amortization of goodwill and began reviewing it annually (or more frequently if impairment indicators arise) for impairment. In addition, Saba evaluated its purchased intangible assets and determined that all such assets have determinable lives. Prior to the adoption of SFAS No. 142, Saba amortized goodwill on a straight-line basis over its estimated useful life of three years.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 8. Accordingly, all of Saba’s goodwill is associated with the entire company. As of June 1, 2002, based on Saba’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS No. 142. Accordingly, the second testing phase was not necessary. During the fourth quarter of fiscal 2003, Saba also performed the required annual impairment analysis and determined that there was no impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The following adjusted net loss and net loss per share data have been presented on a pro forma basis to eliminate the amortization of goodwill and assembled workforce in periods prior to June 1, 2002:

	May 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss as reported	$(17,207)	$(25,467)	$(62,791)
Add: Amortization of assembled workforce	—	266	77
Add: Amortization of goodwill	—	2,475	—

Adjusted net loss	$(17,207)	$(22,726)	$(62,714)

Net loss per share as reported	$(1.35)	$(2.19)	$(5.95)
Add: Amortization of assembled workforce per share	—	0.02	0.01
Add: Amortization of goodwill per share	—	0.21	—

Adjusted net loss per share	$(1.35)	$(1.96)	$(5.94)

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2003, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options and Equity Instruments Exchanged for Services

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for Saba’s fiscal year ending May 31, 2003. Saba continues to account for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adopting disclosure requirements of SFAS No. 148 and SFAS No. 123. The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Pro forma information regarding net loss and net loss per share, which is required by SFAS No. 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in fiscal 2003, fiscal 2002 and fiscal 2001 reported below has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Plans

	May 31,
	2003	2002	2001
Expected life (in years)	3	5	5
Risk-free interest rate	1.6%	4.4%	5.0%
Volatility	0.96	0.90	0.60
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan

	May 31,
	2003	2002	2001
Risk-free interest rate	1.6%	4.4%	5.0%
Volatility	0.96	0.90	0.60
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted for fiscal 2003 was $3.95, for fiscal 2002 was $13.76 and for fiscal 2001 was $60.80.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	May 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss as reported	$(17,207)	$(25,467)	$(62,791)
Add: Total stock-based employee compensation expense included in net loss	1,767	7,039	13,500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,834)	(23,046)	(7,603)

Adjusted net loss	$(30,274)	$(41,474)	$(56,894)

Net loss per share as reported	$(1.35)	$(2.19)	$(5.95)
Adjusted net loss per share	$(2.37)	$(3.57)	$(5.39)

The pro forma impact of options on the net loss for fiscal 2003 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss	$(17,207)	$(25,467)	$(62,791)

Weighted-average shares of common stock outstanding	12,887	11,931	11,145
Weighted-average shares of common stock subject to repurchase	(112)	(308)	(589)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	12,775	11,623	10,556

Basic and diluted net loss per share	$(1.35)	$(2.19)	$(5.95)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 189,625 at May 31, 2003, 606,140 at May 31, 2002 and 1,301,839 at May 31, 2001. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

Revenue Recognition

Saba recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Under SOP 97-2, as amended, Saba recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of these fees is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting and education services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

A substantial majority of Saba’s licenses entered into from November 30, 1999 to August 31, 2001 included rights to unspecified additional platform versions of our software, extended payment terms and/or services that are essential to the functionality of the software. For licenses that included rights to unspecified additional platform versions, Saba recognized license revenues ratably over the period during which Saba was required to provide the additional platform versions beginning in the month when all other revenue recognition criteria had been met. Revenue from contracts with extended payment terms are recognized at the lesser of amounts due and payable or the amount of the arrangement fee otherwise recognizable. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion. A substantial majority of Saba’s licenses entered into after August 31, 2001 do not provide for unspecified additional platform versions, extended payment terms or services that are essential to the functionality of the software. Revenues derived from these licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. Revenues from Saba’s application service provider offering and from Saba’s hosting services are generally recognized ratably over the term of the arrangement.

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

Accounts receivable includes amounts earned but unbilled of $794,000 at May 31, 2003 and $1.0 million at May 31, 2002. Deferred revenue consists of license fees to be recognized in future periods and prepaid fees for services and support agreements.

Advertising Expense

Advertising costs are expensed as incurred. Saba incurred advertising costs of $24,000 in fiscal 2003, of $14,000 in fiscal 2002 and $2.9 million in fiscal 2001.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Comprehensive Gain/Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss and is reported in the accompanying statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows:

	May 31,
	2003	2002
	(in thousands)
Unrealized gain on available-for-sale securities	$4	$20
Foreign currency translation losses	(232)	(57)

Accumulated other comprehensive loss	$(228)	$(37)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies the accounting guidance on derivative instrument and hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 is to be applied prospectively. Saba does not expect SFAS No. 149 to have a material effect on its financial position or results of operations.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Saba will adopt SFAS No. 143 for its fiscal year beginning June 1, 2003 and does not expect it to have a material effect on Saba’s financial position or results of operations.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Saba does not expect the adoption of EITF No. 00-21 to have a material effect on its financial position or results of operations.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

3.	Property and Equipment

Property and equipment consists of the following:

	May 31,
	2003	2002
	(in thousands)
Computer equipment	$9,131	$8,610
Office furniture and fixtures	1,913	1,912
Leasehold improvements	974	970

	12,018	11,492
Less accumulated depreciation and amortization	(9,633)	(6,917)

	$2,385	$4,575

4.	Debt and Lease Obligations

Note Payable

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $262,500 at May 31, 2003 and $332,500 at May 31, 2002.

Credit Facility

In August 2002, Saba entered into a credit facility with a bank that provides for an equipment term loan of up to $1.0 million and a revolving line of credit secured by eligible accounts receivable of up to $6.0 million. In

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 2003, Saba modified the credit facility by adding a term loan of $1.2 million. Borrowings under the credit facility are secured by substantially all of Saba’s tangible assets. The revolving line of credit expires in August 2003 and borrowings are at a variable interest rate using the bank’s Prime Rate plus 1%. As of May 31, 2003, there were no amounts outstanding under the line of credit. Under the term loan portion of the credit facility borrowings must be repaid in 36 equal monthly installments of principal plus interest and outstanding principal bears interest at either a fluctuating rate equal to the bank’s Prime Rate plus 1.25% or a fixed rate equal to the 36-month U.S. Treasury note plus 3.25%. As of May 31, 2003, Saba had outstanding equipment term loans of $444,000 that carry fixed interest rates ranging from 4.90% to 5.81% with maturities from August 2005 to May 2006. As of May 31, 2003, Saba also had an outstanding term loan of $1.1 million that carried a variable interest rate with a maturity of March 2006.

The credit facility requires Saba to satisfy certain covenants on a monthly basis including a financial covenant related to unrestricted cash and cash equivalents, as well as a quarterly financial covenant related to profitability. As of May 31, 2003 Saba was in compliance with all such covenants. The credit facility also restricts Saba’s ability to pay cash dividends.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. During fiscal 2003, fiscal 2002 and fiscal 2001, Saba also financed the acquisition of furniture and equipment under capital leases. In March 2003, Saba modified its existing credit facility to buy out certain capital leases in the amount of $1.1 million, representing the fair market value of the leased assets. The original cost of assets under capital leases was $102,500 at May 31, 2003 and $4.9 million at May 31, 2002, and the accumulated amortization was $25,500 at May 31, 2003 and $3.6 million at May 31, 2002.

Rent expense was $4.2 million in fiscal 2003, $5.1 million in fiscal 2002, and $5.0 million in fiscal 2001. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

The following table summarizes Saba’s future minimum lease payments, net of sublease income for operating leases, and debt obligations as of May 31, 2003. Of the $29.2 million in operating leases, net of sublease income, $880,000 has been included in accrued restructuring charges. Sublease income included in the table below amounted to $255,000 for fiscal 2004, $182,000 for fiscal 2005 and fiscal 2006 and $30,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2004	$3,709	$3,027	$40	$642
2005	3,528	2,837	40	651
2006	3,257	2,756	6	495
2007	2,373	2,321	—	52
2008	2,351	2,351	—	—
Thereafter	15,938	15,938	—	—

	$31,156	$29,230	$86	$1,840

Less amounts representing interest			(9)

Present value of minimum lease payments			77
Less current portion of minimum lease payments			(33)

			$44

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Stockholders’ Equity

Common Stock

In October 2002, Saba completed a private placement of 1,075,580 shares of common stock at fair market value for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on Saba’s Board of Directors, is a General Partner of Sequoia Capital.

During fiscal 2000, Saba issued to seven executives and one advisory board member restricted stock subject to repurchase by Saba at original sales prices that range from $1.20 to $40.00 per share. The repurchase rights lapse over vesting periods that range from one to four years. Shares subject to repurchase were 59,039 at May 31, 2003, and 193,395 at May 31, 2002. The consideration for such shares paid included full-recourse promissory notes. All remaining balances on the promissory notes were paid off during fiscal 2003.

Shares of Common Stock Reserved for Future Issuance

Saba has reserved shares of common stock for issuance as follows at May 31, 2003:

Stock options outstanding	2,731,770
Stock options available for future grant	1,080,482
Employees stock purchase plan	869,539
Warrants to purchase common stock	19,166

4,700,957

Warrants

In December 1999, Saba issued a warrant to a customer to purchase 5,982 shares of common stock. The warrant was exercisable on January 31, 2000, has a term of three years, and an exercise price of $54.00 per share. The $99,000 value of the warrant, determined using the Black-Scholes option-pricing model, was recorded as an offset to revenues earned from the customer. The warrant expired unexercised during fiscal 2003.

In May 2001 as partial consideration for a retained executive search, Saba issued a warrant to a third party to purchase 19,166 shares of common stock at an exercise price of $84.52 per share. The warrant was immediately exercisable and expires on October 13, 2003. The $1.2 million value of the warrant, determined using the Black-Scholes option-pricing model, was expensed as other stock charges in fiscal 2001. The warrant remained outstanding at May 31, 2003.

Employee Stock Purchase Plan

The Board of Directors proposed and the stockholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) in January 2000 that was effective upon the completion of Saba’s initial public offering. Under the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. In June 2002, the number of shares reserved for issuance under the ESPP increased from 659,548 to 973,372. Shares issued under the ESPP were 29,644 during fiscal 2003 and 35,583 during fiscal 2002. As of May 31, 2003, 869,539 shares were available for issuance under the ESPP. In June 2003, the number of shares reserved for issuance under the ESPP increased to 1,134,425.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,887 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant and generally vest over four years.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan except that options generally expire six years from the date of grant. The 2000 Plan also provides for automatic grants to non-employee directors. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. The number of shares reserved for issuance under the 2000 Plan increased by 662,215 in June 2003 and by 599,087 shares in June 2002.

During fiscal 2001, Saba granted to non-employees for services performed and to certain advisory board members fully vested options to purchase 12,103 shares of Saba common stock at exercise prices that range from $1.20 to $65.52 per share. In connection with these option grants, Saba recognized stock compensation expense of $528,000 in fiscal 2001, based on the options’ fair value, determined using the Black-Scholes option-pricing model.

During fiscal 2002, Saba granted to non-employees for services performed and to certain advisory board members fully vested options to purchase 6,500 shares of Saba common stock at exercise prices that range from $8.12 to $14.40 per share. In connection with these option grants, Saba recognized stock compensation expense of $74,000 in fiscal 2002, based on the options’ fair value, determined using the Black-Scholes option-pricing model.

Also during fiscal 2002, Saba fully accelerated the vesting of 40,937 shares of Saba common stock for certain terminated employees. In connection with the acceleration of vesting, Saba recognized an additional $39,000 in stock compensation expense.

In June 2002, Saba announced a voluntary stock option exchange program for employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their outstanding stock options with exercise prices greater than $23.72 per share under the 1997 Plan or 2000 Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were also required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 417,000 shares of Saba common stock were tendered by 142 employees. On January 2, 2003, Saba granted options to purchase approximately 290,000 shares of common stock to replace the tendered options. A certain number of employees terminated their employment in the intervening six months and were not granted replacement options. The exercise price of each replacement option was $4.20 per share, which was the fair market value of Saba common stock on January 2, 2003 as represented by the closing price on the Nasdaq National Market. The vesting period of each new option began on January 2, 2003 and ends 12 months after the end of the vesting period stated in the cancelled options. In no event, however, does the new vesting period exceed four years. The new options vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter at the end of the new vesting period). Saba incurred compensation expense of $171,000 related to the acceleration of amortization of previously recorded deferred stock compensation for options that were cancelled in accordance with the voluntary stock option exchange program. The exchange program did not result in any additional compensation charges or variable plan accounting.

Also during fiscal 2003, Saba granted to a non-employee for consulting services performed fully vested options to purchase 12,500 shares of Saba common stock at $2.20 per share. In connection with these option grants, Saba recognized stock compensation expense of $83,000 in fiscal 2003 based on the fair value of the options determined using the Black-Scholes option-pricing model.

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Balance, May 31, 2000	1,846,951	$13.52
Granted	2,058,616	55.40
Exercised	(415,476)	2.36
Repurchased	(56,250)	1.20
Canceled	(753,677)	33.08

Balance, May 31, 2001	2,680,164	41.56
Granted	1,753,941	13.80
Exercised	(281,188)	5.92
Repurchased	(28,125)	1.20
Canceled	(1,055,296)	49.92

Balance, May 31, 2002	3,069,496	26.12
Granted	1,225,067	6.12
Exercised	(157,059)	1.08
Repurchased	—	—
Canceled	(1,405,734)	37.19

Balance, May 31, 2003	2,731,770	$13.38

Additional information regarding options outstanding as of May 31, 2003 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$0.20 - 2.52	378,030	5.6	$ 2.02	182,972	$ 1.56
$3.80 - 4.56	396,371	4.6	$ 4.23	60,880	$ 3.99
$6.60 - 8.12	480,987	4.2	$ 7.88	170,811	$ 8.06
$8.80 - 11.00	320,021	5.2	$10.20	14,061	$ 9.00
$11.36 - 15.12	286,434	2.3	$12.62	80,879	$12.83
$16.08 - 16.36	510,031	4.8	$16.12	129,374	$16.12
$21.44 - 40.00	280,574	3.9	$34.69	138,420	$33.60
$48.00 -117.50	79,322	2.9	$69.19	56,071	$68.98

	2,731,770	4.4	$13.38	833,468	$16.40

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2003, 1,080,482 shares were available for future grant under the 1997 Plan and 2000 Plan.

Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba’s common stock on the grant date for certain stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $1.5 million for fiscal 2003, $7.0 million for fiscal 2002, and $13.5 million for fiscal 2001. Included in amortization of deferred stock compensation is $269,000 in fiscal 2003 and $1.9 million in fiscal 2002 related to the post-acquisition amortization of the deferred stock compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris Inc. The estimated intrinsic value of the 49,616 shares subject to repurchase was approximately $2.8 million, which was being amortized over the four-year repurchase period using a graded vesting method. The remaining deferred stock compensation assumed in connection with the acquisition of Ultris Inc. of $644,000 was expensed during fiscal 2003 as a result of the acceleration of vesting of common stock for terminated employees.

While no additional deferred stock compensation was recorded in fiscal 2003 or fiscal 2002, a decrease in deferred stock compensation of $813,000 in fiscal 2003 and $663,000 in fiscal 2002 was recorded to reflect the reduction in deferred stock compensation relating to the cancellation of stock options as a result of employee attrition and reductions in workforce.

6.	Income Taxes

The provision for income taxes of $175,000 for fiscal 2003, $164,000 for fiscal 2002 and $69,000 for fiscal 2001 is comprised entirely of income taxes related to foreign operations.

Pretax loss from foreign operations was approximately $1.9 million in fiscal 2003, $4.4 million in fiscal 2002, and $3.8 million in fiscal 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	May 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$43,748	$40,162
Deferred revenue	988	890
Accruals	2,465	2,489
Property, equipment and purchased intangible assets	2,955	2,855
Credit carryforwards	2,159	1,628
Other	—	6

	52,315	48,030
Valuation allowance	(51,970)	(46,900)

Total deferred tax assets	$345	$1,130
Deferred tax liabilities:
Purchased intangible assets	(222)	(1,130)
Other	(123)	—

Net deferred tax assets	$—	$—

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $5.1 million in fiscal 2003 and $7.0 million in fiscal 2002.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	May 31,
	2003	2002	2001
	(in thousands)
U.S. federal benefit at statutory rate	$(5,961)	$(8,856)	$(21,953)
Net operating loss and temporary differences for which no benefit was realized	4,459	4,826	16,229
Stock related charges	549	830	4,304
Unbenefitted foreign losses	1,093	1,681	1,320
Amortization of goodwill	—	866	—
Acquired in-process research and development	—	770	—
Nondeductible expenses	35	47	169

Total	$175	$164	$69

As of May 31, 2003, Saba had net operating loss carryforwards for federal tax purposes of approximately $112.6 million and state tax purposes of approximately $72.0 million. Saba also has research credit carryforwards for both federal and state tax purposes of approximately $1.3 million. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2012 through fiscal 2023. The state net operating loss carryforwards will expire in fiscal 2006 through 2013 and the state research credit will carry forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

7.	Retirement Plan

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the year ended May 31:

	Total Revenue			Long-Lived Assets
	2003	2002	2001	2003	2002	2001
	(in thousands)
United States	$31,852	$39,792	$38,747	$7,970	$12,293	$11,635
International	12,564	15,856	16,208	245	325	500

Total	$44,416	$55,648	$54,955	$8,215	$12,618	$12,135

Major Customers

For fiscal 2003, one customer accounted for 12% of revenues. For fiscal 2002 and 2001, no customer accounted for greater than 10% of revenues.

9.	Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Court denied Saba’s initial summary judgment motions, finding factual issues which needed to be resolved. Saba is presently petitioning to have the patents reexamined by the United States Patent and Trademark Office. Saba is simultaneously seeking to stay proceedings in the Northern District until the reexamination petition is resolved. Although no assurance can be given that this matter will be resolved favorably, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows.

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

10.	Guarantees

Saba enters into license agreements that generally provide indemnification for its customers against intellectual property claims. To date, Saba has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

Saba’s license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of generally 90 days after delivery. To date, Saba has not incurred any material costs associated with these warranties.

11.	Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 250,000 shares of Saba’s common stock, including 49,616 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 200,375 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 49,616 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. Included in amortization of deferred stock compensation and other stock charges is compensation expense resulting from the acceleration of vesting of common stock for terminated employees in the amount of $644,000 for the year ended May 31, 2003.

In March 2001, Saba completed its acquisition of Human Performance Technologies, Inc., a leading provider of processes and training for human performance management. In consideration for Human Performance Technologies, Inc., Saba issued approximately 128,500 shares of Saba’s common stock with a fair

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of approximately $3.7 million, paid $466,000 in cash and assumed net liabilities of $396,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities was included in Saba’s consolidated financial statements as of March 28, 2001 and the results of operations of Human Performance Technologies, Inc. have been included thereafter. The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $4.6 million, which has been allocated to purchased intangible assets.

12.	Restructuring

During fiscal 2003, fiscal 2002 and fiscal 2001, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. All restructuring programs were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2003	2002	2001
	(in thousands)
Cost of revenues	$145	$633	$529
Research and development	577	735	601
Sales and marketing	939	1,438	1,220
General and administrative	232	387	214

	$1,893	$3,193	$2,564

During fiscal 2003, Saba recorded workforce reduction charges of $1.2 million and facilities related charges of $676,000. The workforce reduction charges, which resulted from the reduction of 40 employees across all business functions and geographic regions, are expected to be paid by the end of fiscal 2004. The annual cost of these employees was approximately $4.0 million. The facilities related charges relate to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2004.

During fiscal 2002, Saba recorded workforce reduction charges of $1.8 million and facilities related charges of $1.4 million. The workforce reduction charges, which resulted from the reduction of 147 employees across all business functions and geographic regions, were paid by the end of fiscal 2003. The facilities related charges relate to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2005.

During fiscal 2001, Saba recorded workforce reduction charges of $1.8 million and facilities related charges of $750,000. The workforce reduction charges, which resulted from the reduction of 60 employees across all business functions and geographic regions, were paid by the end of fiscal 2002. Included in the charges for excess facilities is $300,000 relating to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2005. Also included is a charge of $450,000 for leasehold improvements and office furniture and fixtures that were no longer used in operations.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates. A summary of the restructuring charges is outlined as follows:

	Workforce Reduction Charges	Asset Write Downs	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2000	$—	$—	$—	$—
Charges	1,814	450	300	2,564
Deductions—cash payments	(1,281)	—	—	(1,281)

Accrual as of May 31, 2001	533	450	300	1,283
Charges	1,796	—	1,397	3,193
Deductions	—	(450)	—	(450)
Deductions—cash payments	(2,008)	—	(589)	(2,597)

Accrual as of May 31, 2002	321	—	1,108	1,429
Charges	1,217	—	676	1,893
Reduction of accrual	(107)	—	(144)	(251)
Deductions—cash payments	(1,302)	—	(760)	(2,062)

Accrual as of May 31, 2003	$129	$—	$880	$1,009

Estimated remaining cash expenditures	$129	$—	$880	$1,009

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003.

ITEM 14:    PRINCIPAL ACCOUNTNG FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Index to Exhibits

See Index to Exhibits on page 62.

(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ GENO P. TOLARI
Geno P. Tolari
Chief Executive Officer and
Chairman of the Board

Dated: August 29, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GENO P. TOLARI Geno P. Tolari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 29, 2003

/s/ RONALD W. KISLING Ronald W. Kisling	Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2003

/s/ BOBBY YAZDANI Bobby Yazdani	President, Chief Operating Officer and Director	August 29, 2003

/s/ DOUGLAS ALLRED	Director	August 29, 2003
Douglas Allred

/s/ CLIFTON T. WEATHERFORD	Director	August 29, 2003
Clifton T. Weatherford

/s/ JOE KIANI	Director	August 29, 2003
Joe Kiani

/s/ MICHAEL MORITZ	Director	August 29, 2003
Michael Moritz

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of April 12, 2000.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(3)	1997 Stock Incentive Plan.

10.3(3)	Form of 2000 Stock Incentive Plan.

10.4(3)	Form of 2000 Employee Stock Purchase Plan.

10.5(3)	Third Amended and Restated Investors’ Rights Agreement.

10.6(3)	Forms of Restricted Stock Purchase Agreements.

10.7(3)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8(3)	Stock Purchase and Master Strategic Relationship Agreement dated March 31, 2000 between the Company and SingTel Ventures (Cayman) Pte Limited.

10.9(4)	Credit Agreement dated June 15, 2001 between Wells Fargo Bank and the Company.

10.10(5)	Employment letter dated March 25, 2002 from the Company to Geno Tolari.

10.11(5)	Severance Agreement dated April 1, 2002 between the Company and Bobby Yazdani.

10.12(6)	Credit Agreement dated August 30, 2002 between Silicon Valley Bank and the Company.

21.1	List of Subsidiaries of Saba.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to page 61.

31.1	Certification of Geno P. Tolari, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Geno P. Tolari, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001.

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 with the SEC.

(6)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 with the SEC.