Form 10-Q
period 2003-08-31
SABA SOFTWARE INC
filed 2003-10-15
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

On September 30, 2003, 13,348,894 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2003

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	AUGUST 31, 2003	MAY 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,857	$17,566
Short-term investments	1,319	3,631
Accounts receivable, net	6,632	9,315
Prepaid expenses and other current assets	1,314	1,218

Total current assets	27,122	31,730
Property and equipment, net	1,925	2,385
Goodwill, net	5,288	5,288
Purchased intangible assets, net	404	542
Other assets	924	891

Total assets	$35,663	$40,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,380	$1,713
Accrued expenses	8,081	6,527
Deferred revenue	7,310	9,497
Current portion of debt and lease obligations	2,459	675

Total current liabilities	19,230	18,412
Deferred revenue	4	31
Accrued rent	2,674	2,691
Debt and lease obligations, less current portion	1,087	1,242

Total liabilities	22,995	22,376
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 1,250,000 authorized shares at August 31, 2003; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized shares at August 31, 2003; 13,347,736 shares issued at August 31, 2003 and 13,328,680 shares issued at May 31, 2003	54	53
Additional paid-in capital	191,298	191,241
Deferred stock compensation	(15)	(45)
Treasury stock: 102,578 shares held at August 31, 2003 and at May 31, 2003, at cost	(232)	(232)
Accumulated deficit	(178,217)	(172,329)
Accumulated other comprehensive loss	(220)	(228)

Total stockholders’ equity	12,668	18,460

Total liabilities and stockholders’ equity	$35,663	$40,836

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED AUGUST 31 ,
	2003	2002
Revenues:
License	$1,552	$7,450
Services	6,661	7,246

Total revenues	8,213	14,696

Cost of revenues:
Cost of license	85	50
Cost of services	3,398	3,293
Amortization of acquired developed technology	97	388

Total cost of revenues	3,580	3,731

Gross profit	4,633	10,965

Operating expenses:
Research and development	2,651	3,027
Sales and marketing	4,701	6,940
General and administrative	1,272	1,353
Amortization of deferred stock compensation and other stock charges	30	1,351
Amortization of purchased intangible assets	42	258
Settlement of litigation	1,701	—

Total operating expenses	10,397	12,929

Loss from operations	(5,764)	(1,964)
Interest income (expense) and other, net	(79)	96

Loss before provision for income taxes	(5,843)	(1,868)
Provision for income taxes	(45)	(65)

Net loss	$(5,888)	$(1,933)

Basic and diluted net loss per share	$(0.44)	$(0.16)

Shares used in computing basic and diluted net loss per share	13,297	11,945

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended August 31,
	2003	2002
Operating activities:
Net loss	$(5,888)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473	805
Amortization of purchased intangible assets	42	258
Amortization of acquired developed technology	97	388
Amortization of deferred stock compensation	30	784
Issuance of common stock to third parties	—	82
Compensation expense resulting from acceleration of vesting of common stock	—	314
Acceleration of deferred stock compensation for options cancelled in the option exchange program	—	171
Changes in operating assets and liabilities:
Accounts receivable	2,694	(879)
Prepaid expenses and other current assets	(96)	(142)
Other assets	(10)	(42)
Accounts payable	(333)	46
Accrued expenses	1,571	(1,407)
Accrued rent	(17)	(11)
Deferred revenue	(2,214)	(1,205)
Other liabilities	(34)	(12)

Net cash used in operating activities	(3,685)	(2,783)

Investing activities:
Purchases of short-term investments	—	(5,168)
Proceeds from redemptions and maturities of short-term investments	2,309	5,774
Purchases of property and equipment	(13)	(132)

Net cash provided by investing activities	2,296	474

Financing activities:
Proceeds from issuance of common stock under stock plans	58	181
Borrowings under credit facility, net of issuance costs	1,772	1,256
Repayments on borrowings under the credit facility	(124)	—
Repayments on note payable	(18)	(17)
Principal payments under capital lease obligations	(8)	(396)
Collections on notes receivable from stockholders	—	112

Net cash provided by financing activities	1,680	1,136

Increase (decrease) in cash and cash equivalents	291	(1,173)
Cash and cash equivalents, beginning of period	17,566	9,523

Cash and cash equivalents, end of period	17,857	8,350
Short-term investments, end of period	1,319	12,008

Total cash, cash equivalents and short-term investments, end of period	$19,176	$20,358

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$103

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2003. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of results for the entire fiscal year ending May 31, 2004 or for any future period.

The condensed consolidated balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

All share and per share data included in the unaudited condensed consolidated financial statements and the notes thereto has been retroactively adjusted to reflect a one-for-four reverse split approved by Saba’s stockholders in May 2003.

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

	Three months ended August 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss	$(5,888)	$(1,933)

Weighted-average shares of common stock outstanding	13,342	12,112
Weighted-average shares subject to repurchase	(45)	(167)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	13,297	11,945

Basic and diluted net loss per share	$(0.44)	$(0.16)

3.	Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended August 31,
	2003	2002
	(in thousands)
Net loss	$(5,888)	$(1,933)
Foreign currency translation gain (loss)	11	(50)
Unrealized loss on investments	(3)	(4)

Comprehensive loss	$(5,880)	$(1,987)

4.	Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area:

	Total Revenue		Long-Lived Assets
	Three months ended August 31,		August 31,	May 31,
	2003	2002	2003	2003
	(in thousands)
United States	$5,319	$12,126	$7,408	$7,970
International	2,894	2,570	209	245

Total	$8,213	$14,696	$7,617	$8,215

Major Customers

For three months ended August 31, 2003, no customer accounted for greater than 10% of revenues. For three months ended August 31, 2002, one customer accounted for greater than 10% of revenues.

5.	Credit Facility

In August 2003, Saba renewed its credit facility to extend the availability of the revolving line of credit and equipment term loans through August 2004. In August 2003, Saba borrowed $1.8 million against the line of credit, which was repaid in September 2003. Saba also borrowed $46,000 in the form of an equipment term loan at an interest rate of 5.72%, which must be repaid in 36 monthly installments of principal plus interest. Borrowings under the credit facility are secured by substantially all of Saba’s tangible assets.

The credit facility requires Saba to satisfy certain covenants on a monthly basis including a financial covenant related to unrestricted cash and cash equivalents, as well as a quarterly financial covenant related to profitability. As of August 31, 2003, Saba was not in compliance with the quarterly profitability covenant. In September 2003, Saba received a waiver from the bank for the non-compliance of this covenant. As of August 31, 2003, Saba believes it is probable that it will be in compliance with the financial covenants for the next twelve months or, if not, that it could obtain a waiver of this covenant. However, no assurance can be given that Saba will be in compliance with this covenant or that any waiver will be obtained in the event that Saba is not in compliance. In the event that Saba fails to comply and does not obtain a waiver, the lender may require immediate payment of all outstanding loan amounts.

6.	Restructuring

During the three months ended August 31, 2003, Saba consolidated an excess facility resulting in a restructuring charge of $393,000. The restructuring charge was recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and was classified in the statement of operations as follows: cost of revenues - $154,000, research and development - $127,000, sales and marketing - $73,000 and general and administrative - $39,000. The excess facilities charge included non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy period through fiscal 2006.

Saba’s estimated costs to exit excess facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates. A summary of the restructuring charges and related accruals are outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2003	$129	$880	$1,009
Charges	—	393	393
Deductions – cash payments	(5)	(183)	(188)

Accrual as of August 31, 2003	$124	$1,090	$1,214

Estimated remaining cash expenditures	$124	$1,090	$1,214

7.	Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Three months ended August 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss as reported	$(5,888)	$(1,933)
Add: Total stock-based employee compensation expense included in net loss	30	1,268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,362)	(3,402)

Adjusted net loss	$(9,220)	$(4,067)

Net loss per share as reported	$(0.44)	$(0.16)
Adjusted net loss per share	$(0.69)	$(0.34)

8.	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Saba’s adoption of SFAS No. 143 for its fiscal year beginning June 1, 2003 did not have a material effect on Saba’s financial position or results of operations.

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

9.	Legal Matters

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The compliant alleged that Saba infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. In September 2003, Saba reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, Saba is required to pay $1.1 million over the next nine months. In addition, Saba will issue approximately 134,000 shares of its common stock valued as of the settlement date at $576,000.

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

The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2003. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, in Item 2, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, market risk exposure, impact of EITF No. 00-21, and the significance of Saba Enterprise Learning Suite and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

License revenues are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

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

In connection with the granting of stock options to, and restricted stock purchases by, our employees, prior to our initial public offering, we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. As of August 31, 2003, deferred stock compensation amounted to $15,000 and will result in additional charges to operations through the second quarter of fiscal 2004.

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

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of August 31, 2003, we had an accumulated deficit of $178.2 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, if achieved, sustain profitability. We also expect to incur non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We need to generate higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

We had 287 full-time employees as of August 31, 2003. To manage future growth of our operations and personnel, we must continue to invest in scalable operational systems, procedures and controls. We expect any future expansion to continue to challenge our ability to hire, train, manage and retain our employees.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

Revenues

Total revenues decreased to $8.2 million for the three months ended August 31, 2003 from $14.7 million for the three months ended August 31, 2002. The decrease is primarily attributable to decreased license revenues in the United States. As a percentage of total revenues, revenues from customers outside the United States represented approximately 35% for the three months ended August 31, 2003 and 17% for the three months ended August 31, 2002. During the three months ended August 31, 2003, no customer more than 10% of our revenues. During the three months ended August 31, 2002, one customer represented more than 10% of our revenues.

License revenues decreased to $1.6 million, or 19% of total revenues, for the three months ended August 31, 2003, from $7.5 million, or 51% of total revenues, for the three months ended August 31, 2002. The decrease in the dollar amount of license revenues was primarily attributable to a decrease in new license sales. Also contributing to the decrease was a large license sale in the prior year that represented more than 10% of our total revenues.

Services revenues were $6.7 million, or 81% of total revenues, for the three months ended August 31, 2003 and $7.2 million, or 49% of total revenues, for the three months ended August 31, 2002. The decrease in dollar amount of services revenues is primarily attributable to decreased consulting revenues, which was partially offset by an increase in support revenues. The decline in consulting revenues was due to a decrease in license sales, an increase in the number of projects with shorter implementation periods and an increase in the number of implementations performed by third-party systems integrators.

The mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

Total cost of revenues decreased to $3.6 million for the three months ended August 31, 2003 from $3.7 million for the three months ended August 31, 2002. The decrease is primarily attributable to a decrease in services personnel partially offset by an increase in allocated facilities expenses, which related to restructuring charges incurred during the quarter. Cost of services revenues represented 51% of services revenues for the three months ended August 31,

2003 and 45% of services revenues for the three months ended August 31, 2002. The increase in the cost of services as a percentage of services revenues is primarily attributable to an increase in allocated facilities expenses, as well as a lower consultant utilization rate.

The cost of revenues includes amortization of acquired developed technology of $97,000 for the three months ended August 31, 2003 and $388,000 for the three months ended August 31, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc.

Operating Expenses

Research and development. Research and development expenses decreased to $2.7 million for the three months ended August 31, 2003 from $3.0 million for the three months ended August 31, 2002. The decrease is primarily attributable to a decrease in research and development personnel in the U.S. offset by increased staffing in our lower-cost development center in India.

Sales and marketing. Sales and marketing expenses decreased to $4.7 million for the three months ended August 31, 2003 from $6.9 million for the three months ended August 31, 2002. The decrease is primarily attributable to reduced sales and marketing personnel, lower commission expense due to a decline in revenues and lower expenditures for marketing programs.

General and administrative. General and administrative expenses decreased to $1.3 million for the three months ended August 31, 2003 from $1.4 million for the three months ended August 31, 2002. The decrease is primarily attributable to a decrease in general administrative personnel. This decrease was partially offset by an increase in legal expenses.

Amortization of deferred stock compensation and other stock charges. Amortization of deferred stock compensation and other stock charges decreased to $30,000 for the three months ended August 31, 2003 from $1.4 million for the three months ended August 31, 2002. Included in the three months ended August 31, 2002 is $314,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. Also included in the three months ended August 31, 2002 is $171,000 related to the acceleration of amortization of deferred stock compensation for options that were cancelled in accordance with our voluntary stock option exchange program.

Amortization of purchased intangible assets. Amortization of purchased intangible assets decreased to $42,000 for the three months ended August 31, 2003 from $258,000 for the three months ended August 31, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation. Under the terms of the settlement agreement, we are required to pay $1.1 million over the next nine months. In addition, we will issue approximately 134,000 shares of our common stock valued as of the settlement date at $576,000.

Restructuring charges

During the three months ended August 31, 2003, we consolidated an excess facility resulting in a restructuring charge of $393,000, which was classified in the statement of operations as follows: cost of revenues - $154,000, research and development - $127,000, sales and marketing - $73,000 and general and administrative - $39,000. The excess facilities charge relates to non-cancelable lease costs, less estimates for sublease income, which will be paid over the estimated vacancy period through fiscal 2006. The annual cost of this facility was approximately $274,000. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred could be different from our estimates.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, was expense of $79,000 for the three months ended August 31, 2003, and income of $96,000 for the three months ended August 31, 2002. The decrease is primarily attributable to unfavorable fluctuations in foreign currency denominated receivables and a decrease in interest income due to a decline in our short-term investment balance.

Provision for income taxes

From inception through August 31, 2003, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $45,000 during the three months ended August 31, 2003 compared to $65,000 during the three months ended August 31, 2002. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $135.8 million through August 31, 2003, equipment leases and other debt. As of August 31, 2003, we had outstanding equipment lease obligations of $69,000, debt of $3.5 million and $19.2 million of cash, cash equivalents and short-term investments.

Cash used in operating activities was $3.7 million during the three months ended August 31, 2003 and $2.8 million during the three months ended August 31, 2002. Cash used in operating activities during the three months ended August 31, 2003 was primarily attributable to a net loss of $5.9 million, which was partially offset by a decrease in accounts receivable of $2.7 million. Cash used in operating activities during the three months ended August 31, 2002 was primarily attributable to a net loss of $1.9 million, a decrease in accrued expenses of $1.4 million and a decrease in deferred revenue of $1.2 million, which was partially offset by depreciation and amortization of $805,000.

Cash provided by investing activities during the three months ended August 31, 2003 was primarily attributable to redemptions and maturities of short-term investments of $2.3 million. Cash provided by investing activities during the three months ended August 31, 2002 was primarily attributable to net redemptions and maturities of short-term investments of $606,000.

Cash provided by financing activities during the three months ended August 31, 2003 was primarily attributable to $1.8 million from the borrowings under our credit facility. Cash provided by financing activities during the three months ended August 31, 2002 was primarily attributable to $1.3 million from borrowings under our credit facility.

At August 31, 2003, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases, a note payable, our credit facility and the settlement of pending patent litigation entered into in September 2003. In August 2003, we renewed our credit facility to extend the availability of the revolving line of credit and equipment term loans through August 2004. In August 2003, we borrowed $1.8 million against the line of credit, which was repaid in September 2003. We also borrowed $46,000 in the form of an equipment term loan at an interest rate of 5.72%, which must be repaid in 36 monthly installments of principal plus interest.

The following table summarizes our contractual obligations at August 31, 2003 and the effect these obligations are expected to have on our liquidity and cash flows in future periods, excluding the $1.8 million repayment of the line of credit that occurred in September 2003. Of the $28.3 million in operating leases, net of sublease income, $1.1 million has been included in accrued restructuring charges as of August 31, 2003. Sublease income included in the table below amounted to $204,000 for fiscal 2004, $254,000 for fiscal 2005, $218,000 for fiscal 2006 and $30,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations
Fiscal Year Ending May 31,	(in thousands)
2004	$2,771	$2,253	$25	$493
2005	3,469	2,765	37	667
2006	3,238	2,720	7	511
2007	2,378	2,321	—	57
2008	2,351	2,351	—	—
Thereafter	15,939	15,939	—	—

	$30,146	$28,349	$69	$1,728

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $6.6 million as of August 31, 2003. The allowance for doubtful accounts, which totaled $641,000 as of August 31, 2003, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at August 31, 2003 was $5.3 million. Amortization of purchased intangible assets, including acquired developed technology, was $139,000 for the three months ended August 31, 2003 and $646,000 for the three months ended August 31, 2002. Our remaining purchased intangible asset balance was $404,000 as of August 31, 2003.

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

Restructuring costs. During the three months ended August 31, 2003, we consolidated an excess facility resulting in a restructuring charge of $393,000. The restructuring charge, which was recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” included non-cancelable lease costs, less estimates for future sublease income. After the current quarter’s restructuring charge and payments on accruals from prior fiscal years, the total accrued restructuring charges as of August 31, 2003 was $1.2 million. This balance was comprised of $124,000 for workforce reduction charges and $1.1 million for facilities related charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires businesses to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our adoption of SFAS No. 143 for our fiscal year beginning June 1, 2003 did not have a material effect on our financial position or results of operations.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Learning and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Performance and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of August 31, 2003, we had $404,000 of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2004 and fiscal 2003 we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variabilities caused by downturns in the United States and/or international economies, over the long term we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 35% of our revenues for the three months ended August 31, 2003 and 17% for the three months ended August 31, 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have two patents issued in the United States and six patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patent, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2003, we had an aggregate of $404,000 of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

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

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At August 31, 2003, all of our investments were considered available-for-sale securities and the average maturity of our investment securities was approximately one month. The weighted average interest rate of our portfolio was approximately 1.0% at August 31, 2003. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, commercial paper, and U.S. government agency bonds, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate equal to the greater of 5% or the bank’s Prime Rate plus 1%. In August 2003, we borrowed $1.8 million against the line of credit, which was repaid in September 2003. Therefore, only future borrowings would be affected by changes in the market interest rates.

The equipment term loan portion of our credit facility allows us to make draws at either a variable interest rate equal to the greater of the 5.5% or the bank’s Prime Rate plus 1.5% or a fixed interest rate equal to the 36-month U.S. Treasury note plus 3.7%. As of August 31, 2003, we had outstanding equipment term loans of $449,000 that carry fixed interest rates ranging from 4.9% to 5.81%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

As of August 31, 2003, we also had an outstanding term loan of $1.0 million that carried a variable interest rate based on the bank’s Prime Rate plus 1.25%. If the bank’s Prime Rate were to change by 10% from its level at August 31, 2003, the impact would not be material to our financial position or results of operations.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. Dollars, and to a lesser but increasing extent, British Pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, Canadian Dollars and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.

ITEM 4.	CONTROLS AND PROCEDURES

As of August 31, 2003, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. Our management also evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, any change that occurred in our internal control over financial reporting during the fiscal quarter ended August 31, 2003. No such change materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The compliant alleged that we infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in our industry. In September 2003, we reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, we are required to pay $1.1 million over the next nine months. In addition, we will issue approximately 134,000 shares of our common stock valued as of the settlement date at $576,000.

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

SABA SOFTWARE, INC.

Dated: October 15, 2003	By:	/s/ Bobby Yazdani

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Ronald W. Kisling

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company as effective as of April 12, 2000.

3.2	Amended and Restated Bylaws of the Company effective as of September 18, 2003.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.13	Third Loan Modification dated August 29, 2003 between Silicon Valley Bank and the Company.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.