Form 10-Q
period 2003-11-30
SABA SOFTWARE INC
filed 2004-01-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

On December 31, 2003, 13,494,177 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2003

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	NOVEMBER 30, 2003	MAY 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,127	$17,566
Short-term investments	1,307	3,631
Accounts receivable, net	7,761	9,315
Prepaid expenses and other current assets	1,123	1,218

Total current assets	27,318	31,730
Property and equipment, net	1,563	2,385
Goodwill, net	5,288	5,288
Purchased intangible assets, net	265	542
Other assets	951	891

Total assets	$35,385	$40,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,428	$1,713
Accrued expenses	6,590	6,527
Deferred revenue	7,585	9,497
Current portion of debt and lease obligations	5,209	675

Total current liabilities	20,812	18,412
Deferred revenue	14	31
Accrued rent	2,647	2,691
Debt and lease obligations, less current portion	953	1,242

Total liabilities	24,426	22,376

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 1,250,000 authorized shares at November 30, 2003; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized shares at November 30, 2003; 13,483,215 shares issued at November 30, 2003 and 13,328,680 shares issued at May 31, 2003	54	53
Additional paid-in capital	191,875	191,241
Deferred stock compensation	(4)	(45)
Treasury stock: 102,578 shares held at November 30, 2003 and at May 31, 2003, at cost	(232)	(232)
Accumulated deficit	(180,529)	(172,329)
Accumulated other comprehensive loss	(205)	(228)

Total stockholders’ equity	10,959	18,460

Total liabilities and stockholders’ equity	$35,385	$40,836

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	THREE MONTHS ENDED NOVEMBER 30,		SIX MONTHS ENDED NOVEMBER 30,
	2003	2002	2003	2002
Revenues:
License	$2,444	$2,439	$3,996	$9,889
Services	5,764	7,028	12,425	14,274

Total revenues	8,208	9,467	16,421	24,163

Cost of revenues:
Cost of license	66	26	151	76
Cost of services	2,945	3,493	6,343	6,786
Amortization of acquired developed technology	97	388	194	776

Total cost of revenues	3,108	3,907	6,688	7,638

Gross profit	5,100	5,560	9,733	16,525

Operating expenses:
Research and development	2,555	2,998	5,206	6,025
Sales and marketing	3,771	7,750	8,472	14,690
General and administrative	1,043	1,769	2,315	3,122
Amortization of deferred stock compensation and other stock charges	12	613	42	1,964
Amortization of purchased intangible assets	42	259	84	517
Settlement of litigation	—	—	1,701	—

Total operating expenses	7,423	13,389	17,820	26,318

Loss from operations	(2,323)	(7,829)	(8,087)	(9,793)
Interest income (expense) and other, net	48	26	(31)	122

Loss before provision for income taxes	(2,275)	(7,803)	(8,118)	(9,671)
Provision for income taxes	(37)	(88)	(82)	(153)

Net loss	$(2,312)	$(7,891)	$(8,200)	$(9,824)

Basic and diluted net loss per share	$(0.17)	$(0.62)	$(0.61)	$(0.80)

Shares used in computing basic and diluted net loss per share	13,382	12,719	13,361	12,330

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended November 30,
	2003	2002
Operating activities:
Net loss	$(8,200)	$(9,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	943	1,534
Amortization of purchased intangible assets	84	517
Amortization of acquired developed technology	193	776
Amortization of deferred stock compensation	42	1,071
Issuance of common stock to third parties	—	82
Compensation expense resulting from acceleration of vesting of common stock	—	640
Acceleration of deferred stock compensation for options cancelled in the option exchange program	—	171
Changes in operating assets and liabilities:
Accounts receivable	1,581	3,397
Prepaid expenses and other current assets	95	(181)
Other assets	(9)	(48)
Accounts payable	(285)	(155)
Accrued expenses	683	(626)
Accrued rent	(44)	(22)
Deferred revenue	(1,929)	(789)
Other liabilities	(61)	(26)

Net cash used in operating activities	(6,907)	(3,483)

Investing activities:
Purchases of short-term investments	—	(9,749)
Proceeds from redemptions and maturities of short-term investments	2,320	14,024
Purchases of property and equipment	(121)	(262)

Net cash provided by investing activities	2,199	4,013

Financing activities:
Proceeds from issuance of common stock under stock plans	59	246
Proceeds from issuance of common stock in private placement, net of issuance costs	—	9,195
Repurchase of common stock	—	(2)
Borrowings under credit facility, net of issuance costs	6,783	1,351
Repayments on borrowings under the credit facility	(2,521)	(1,021)
Repayments on note payable	(36)	(34)
Principal payments under capital lease obligations	(16)	(754)
Collections on notes receivable from stockholders	—	123

Net cash provided by financing activities	4,269	9,104

Increase (decrease) in cash and cash equivalents	(439)	9,634
Cash and cash equivalents, beginning of period	17,566	9,523

Cash and cash equivalents, end of period	17,127	19,157
Short-term investments, end of period	1,307	8,334

Total cash, cash equivalents and short-term investments, end of period	$18,434	$27,491

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$103

Common stock issued for settlement of litigation	$576	$—

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2003. The results of operations for the three and six months ended November 30, 2003 are not necessarily indicative of results for the entire fiscal year ending May 31, 2004 or for any future period.

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

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net loss	$(2,312)	$(7,891)	$(8,200)	$(9,824)

Weighted-average shares of common stock outstanding	13,409	12,845	13,375	12,477
Weighted-average shares of common stock subject to repurchase	(27)	(126)	(14)	(147)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	13,382	12,719	13,361	12,330

Basic and diluted net loss per share	$(0.17)	$(0.62)	$(0.61)	$(0.80)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net loss	$(2,312)	$(7,891)	$(8,200)	$(9,824)
Foreign currency translation (loss) gain	17	(4)	28	(54)
Unrealized (loss) gain on investments	(2)	(5)	(5)	(9)

Comprehensive loss	$(2,297)	$(7,900)	$(8,177)	$(9,887)

4. Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area:

	Total Revenue		Total Revenue
	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
United States	$4,925	$7,098	$10,244	$19,224
International	3,283	2,369	6,177	4,939

Total	$8,208	$9,467	$16,421	$24,163

	Long-Lived Assets
	As of November 30, 2003	As of May 31, 2003
United States	$6,910	$7,970
International	206	245

Total	$7,116	$8,215

Major Customers

For the three and six months ended November 30, 2003, no customer accounted for greater than 10% of revenues. For the three and six months ended November 30, 2002, one customer accounted for greater than 10% of revenues.

5. Credit Facility

In October 2003, Saba amended certain terms of its existing credit facility. In November 2003, Saba borrowed $4.5 million against the line of credit, which was repaid in December 2003. Saba also borrowed $39,000 in the form of an equipment term loan at an interest rate of 6.09%, which must be repaid in 36 monthly installments of principal plus interest. Borrowings under the credit facility are secured by substantially all of Saba’s tangible assets.

The credit facility requires Saba to satisfy certain covenants including a financial covenant related to unrestricted cash and cash equivalents. As of November 30, 2003, Saba was in compliance with all such covenants.

6. Restructuring

        During the three months ended November 30, 2003, Saba recorded a net restructuring charge of $39,000. The charge was comprised of $80,000 for an excess facility that arose after default by a subtenant, which was partially offset by a $41,000 decrease to a workforce reduction charge accrual made in a prior period that resulted from severance payments that were less than previous estimates. The facilities charge was recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and was classified in the statement of operations as research and development. The charge was recorded based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy period through fiscal 2005. While the facilities charge does not result in cash savings, operating expenses will be reduced by $30,000 for the remainder of fiscal 2004 and $45,000 thereafter.

During the six months ended November 30, 2003, Saba consolidated an additional excess facility resulting in a restructuring charge of $393,000. The restructuring charge was recorded under SFAS No. 146 and was classified in the statement of operations as follows: cost of revenues - $154,000, research and development - $127,000, sales and marketing - $73,000 and general and administrative - $39,000. The excess facilities charge was recorded based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy period through fiscal 2006. While the facilities charge does not result in cash savings, operating expenses will be reduced by $104,000 for the remainder of fiscal 2004 and $240,000 thereafter. During the three months ended November 30, 2003, Saba recognized an accretion expense of $4,000 due to the passage of time in accordance with SFAS No. 146.

Saba’s estimated costs to exit excess facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates. A summary of the restructuring charges and related accruals are outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2003	$129	$880	$1,009
Charges	—	393	393
Deductions – cash payments	(5)	(183)	(188)

Accrual as of August 31, 2003	$124	$1,090	$1,214
Charges	—	80	80
Accretion	—	4	4
Reduction of accrual	(41)	—	(41)
Deductions – cash payments	(4)	(240)	(244)

Accrual as of November 30, 2003	$79	$934	$1,013

Estimated remaining cash expenditures	$79	$934	$1,013

7. Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts
Net loss as reported	$(2,312)	$(7,891)	$(8,200)	$(9,824)
Add: Total stock-based employee compensation expense included in net loss	12	613	42	1,881
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,117)	(3,102)	(6,479)	(6,514)

Adjusted net loss	$(5,417)	$(10,380)	$(14,637)	$(14,457)

Net loss per share as reported	$(0.17)	$(0.62)	$(0.61)	$(0.80)
Adjusted net loss per share	$(0.40)	$(0.82)	$(1.10)	$(1.17)

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

9. Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. If the settlement is not finalized, Saba believes that the claim asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The complaint alleged that Saba infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. In September 2003, Saba reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, Saba is required to pay $1.1 million over nine months. As of November 30, 2003, $875,000 was remaining on the cash obligation. In addition, Saba issued approximately 134,000 shares of its common stock valued as of the settlement date at $576,000.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2003. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, in Item 2, statements regarding an increase in operating expenses, including sales and marketing, research and development, and general and administrative, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, estimated excess facilities charges, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, market risk exposure, impact of EITF No. 00-21, and the significance of Saba Enterprise Learning and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

General

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. We began to operate Saba Exchange in December 1999 and our application service provider (ASP) edition of Saba Learning in September 2000, and shipped our generally available version of Saba Performance in August 2003. To date, we have not generated significant revenues from Saba Exchange, Saba Learning ASP Edition or Saba Performance.

Sources of Revenues and Revenue Recognition

To date, we have generated revenues primarily from licensing Saba Enterprise Learning, and providing related services, including implementation, consulting, support, hosting and education.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting and education services and an additional language version of our product. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied, including sales to domestic and international distributors or value-added resellers (collectively, “resellers”). We do not grant our resellers the right of return and we do not recognize revenue from resellers until the end-user has been identified. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Cost of Revenues

Our cost of revenues includes cost of our license revenues and cost of our services revenues. Our cost of license revenues includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Our cost of services revenues includes salaries and related expenses for our professional services organization, as well as third-party hosting costs and billed expenses. Because our cost of services revenues is greater than cost of license revenues, cost of total revenues as a percentage of total revenues will fluctuate based on the mix of licenses and services sold.

Operating Expenses

Our operating expenses are classified into three general operational categories: research and development, sales and marketing, and general and administrative. In addition, our operating expenses include amortization of deferred stock compensation and other stock charges, and amortization of purchased intangible assets.

We classify all operating expenses, except stock compensation, other stock charges and amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

In connection with the granting of stock options to, and restricted stock purchases by, our employees, prior to our initial public offering, we recorded deferred stock compensation totaling approximately $38.4 million. This amount represents the difference between the exercise or purchase price, as applicable, and the deemed fair value of our common stock for financial accounting purposes on the date these stock options were granted or purchase agreements for restricted stock were signed. As of November 30, 2003, the remaining deferred stock compensation related to our initial public offering amounted to $4,000 and will result in additional charges to operations through the third quarter of fiscal 2004.

Our March 2001 acquisition of Human Performance Technologies, Inc. resulted in purchased intangible assets of $4.6 million, and our June 2001 acquisition of Ultris Inc. resulted in goodwill of $7.8 million and purchased intangible assets of $1.3 million. Purchased intangible assets consist of intellectual property, customer base and noncompetition agreements. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of six months to three years. As of November 30, 2003, purchased intangible assets amounted to $265,000 and will result in additional charges to operations through the first quarter of fiscal 2005. Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, we no longer amortize goodwill, but review it annually (or more frequently if impairment indicators arise) for impairment. Prior to June 1, 2002, goodwill was being amortized on a straight-line basis over its estimated useful life of three years.

History of Losses

We have incurred significant losses and negative cash flows from operations since our inception. As of November 30, 2003, we had an accumulated deficit of $180.5 million. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, if achieved, sustain profitability. We also expect to incur non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment. We need to generate higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002

Revenues

Total revenues decreased to $8.2 million for the three months ended November 30, 2003 from $9.5 million for the three months ended November 30, 2002. The decrease was primarily attributable to decreased services revenues. For the six months ended November 30, 2003, revenues decreased to $16.4 million from $24.2 million for the six months ended November 30, 2002. The decrease was primarily attributable to decreased license revenues in the United States. As a percentage of total revenues, revenues from customers outside the United States represented approximately 40% for the three months ended November 30, 2003 and 25% for the three months ended November 30, 2002. As a percentage of total revenues, revenues from customers outside the United States represented approximately 38% for the six months ended November 30, 2003 and 20% for the six months ended November 30, 2002. During the three and six months ended November 30, 2003, no customer represented more than 10% of our revenues. During the three and six months ended November 30, 2002, one customer represented more than 10% of our revenues.

License revenues were $2.4 million during the three months ended November 30, 2003 and 2002, representing 30% of total revenues for the three months ended November 30, 2003 and 26% of total revenues for the three months ended November 30, 2002. For the six months ended November 30, 2003, license revenues decreased to $4.0 million, or 24% of total revenues, from $9.9 million, or 41% of total revenues, for the six months ended November 30, 2002. The decrease in the dollar amount of license revenues was primarily attributable to a decrease in new license sales. Also contributing to the decrease was a large license sale in the prior year that represented more than 10% of our total revenues in the three and six month periods.

Services revenues decreased to $5.8 million, or 70% of total revenues, for the three months ended November 30, 2003, from $7.0 million, or 74% of total revenues, for the three months ended November 30, 2002. For the six months ended November 30, 2003, services revenues were $12.4 million, or 76% of total revenues, and $14.3 million, or 59% of total revenues, for the six months ended November 30, 2002. The decreases in dollar amount of services revenues were primarily attributable to decreased consulting revenues, which were partially offset by an increase in support revenues. The decline in consulting revenues was due to a decrease in new license implementations and an increase in the number of implementations performed by third-party systems integrators. The increase in the use of third-party systems integrators was partially due to an increase in the mix of international customers where third-party systems integrators are more frequently utilized.

The mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

Total cost of revenues decreased to $3.1 million for the three months ended November 30, 2003 from $3.9 million for the three months ended November 30, 2002. The decrease was primarily attributable to a decrease in services personnel. For the six months ended November 30, 2003, total cost of revenues decreased to $6.7 million from $7.6 million for the six months ended November 30, 2002. The decrease was primarily attributable to a decrease in services personnel partially offset by an increase in allocated facilities expenses, which related to excess facilities charges incurred during the six months ended November 30, 2003. Cost of services revenues represented 51% of services revenues for the three months ended November 30, 2003 and 50% of services revenues for the three months ended November 30, 2002. The slight increase in the cost of services as a percentage of services revenues was primarily attributable to a lower consultant utilization rate, which was partially offset by an increased percentage of higher margin support revenues as a percentage of total services revenues. For the six months ended November 30, 2003, cost of services revenues represented 51% of services revenues and 48% of services revenues for the six months ended

November 30, 2002. The increase in the cost of services as a percentage of services revenues was primarily attributable to an increase in allocated facilities expenses, as well as a lower consultant utilization rate. This increase was partially offset by an increased percentage of higher margin support revenues as a percentage of total services revenues.

The cost of revenues includes amortization of acquired developed technology of $97,000 for the three months ended November 30, 2003 and $388,000 for the three months ended November 30, 2002. Cost of revenues includes amortization of acquired developed technology of $194,000 for the six months ended November 30, 2003 and $776,000 for the six months ended November 30, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc.

Operating Expenses

Research and development. Research and development expenses decreased to $2.6 million for the three months ended November 30, 2003 from $3.0 million for the three months ended November 30, 2002. For the six months ended November 30, 2003, research and development expenses decreased to $5.2 million from $6.0 million for the six months ended November 30, 2002. The decreases were primarily attributable to a decrease in research and development personnel in the U.S., offset by increased staffing in our lower-cost development center in India.

Sales and marketing. Sales and marketing expenses decreased to $3.8 million for the three months ended November 30, 2003 from $7.8 million for the three months ended November 30, 2002. For the six months ended November 30, 2003, sales and marketing expenses decreased to $8.5 million from $14.7 million for the six months ended November 30, 2002. The decreases were primarily attributable to reduced sales and marketing personnel, lower commission expense due to a decline in revenues and lower expenditures for marketing programs.

General and administrative. General and administrative expenses decreased to $1.0 million for the three months ended November 30, 2003 from $1.8 million for the three months ended November 30, 2002. The decrease was primarily attributable to a decrease in general and administrative personnel. For the six months ended November 30, 2003, general and administrative expenses decreased to $2.3 million from $3.1 million for the six months ended November 30, 2002. The decrease was primarily attributable to a decrease in general and administrative personnel, which was partially offset by an increase in legal expenses.

Amortization of deferred stock compensation and other stock charges. Amortization of deferred stock compensation and other stock charges decreased to $12,000 for the three months ended November 30, 2003 from $613,000 for the three months ended November 30, 2002. For the six months ended November 30, 2003, amortization of deferred stock compensation and other stock charges decreased to $42,000 from $2.0 million for the six months ended November 30, 2002. Included in the six months ended November 30, 2002 was $750,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. This charge was partially offset by a reduction in amortization of deferred stock compensation of $261,000 that resulted from the cancellation of unvested stock options as a result of employee attrition and reductions in workforce. Also included in the six months ended November 30, 2002 was $171,000 related to the acceleration of amortization of deferred stock compensation for options that were cancelled in accordance with our voluntary stock option exchange program.

Amortization of purchased intangible assets. Amortization of purchased intangible assets decreased to $42,000 for the three months ended November 30, 2003 from $259,000 for the three months ended November 30, 2002. For the six months ended November 30, 2003, amortization of purchased intangible assets decreased to $84,000 from $517,000 for the six months ended November 30, 2002. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we are required to pay $1.1 million over nine months. As of November 30, 2003, $875,000 was remaining on the cash obligation. In addition, we issued approximately 134,000 shares of our common stock valued as of the settlement date at $576,000.

Restructuring charges

During the three months ended November 30, 2003, we recorded a net restructuring charge of $39,000. The charge was comprised of $80,000 for an excess facility that arose after default by a subtenant, which was partially offset by a $41,000 decrease to a workforce reduction charge accrual made in a prior period that resulted from severance payments that were less than previous estimates. The facilities charge was classified in the statement of operations as research and development. The charge relates to non-cancelable lease costs, less estimates for sublease income, which will be paid over the estimated vacancy period through fiscal 2005. While the facilities charge does not result in cash savings, operating expenses will be reduced by $30,000 for the remainder of fiscal 2004 and $45,000 thereafter. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred could be different from our estimates.

During the three months ended August 31, 2003, we consolidated an excess facility resulting in a restructuring charge of $393,000, which was classified in the statement of operations as follows: cost of revenues - $154,000, research and development - $127,000, sales and marketing - $73,000 and general and administrative - $39,000. The excess facilities charge relates to non-cancelable lease costs, less estimates for sublease income, which will be paid over the estimated vacancy period through fiscal 2006. While the facilities charge does not result in cash savings, operating expenses will be reduced by $104,000 for the remainder of fiscal 2004 and $240,000 thereafter. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred could be different from our estimates.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, was income of $48,000 for the three months ended November 30, 2003, and income of $26,000 for the three months ended November 30, 2002. The increase was primarily attributable to foreign exchange gains resulting from favorable fluctuations in foreign currency denominated receivables. Interest income (expense) and other, was expense of $31,000 for the six months ended November 30, 2003 and income of $122,000 for the six months ended November 30, 2002. The decrease was primarily attributable to foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated receivables and a decrease in interest income due to a decline in our short-term investment balance.

Provision for income taxes

From inception through November 30, 2003, we incurred net losses for federal and state tax purposes. Income tax expense was $37,000 during the three months ended November 30, 2003 and $88,000 during the three months ended November 30, 2002. Income tax expense was $82,000 for the six months ended November 30, 2003 and $153,000 during the six months ended November 30, 2002. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations primarily through the sale of equity securities, through which we have raised net proceeds of $135.8 million through November 30, 2003, equipment leases and other debt. As of November 30, 2003, we had outstanding equipment lease obligations of $61,000, debt of $6.1 million and $18.4 million of cash, cash equivalents and short-term investments.

Cash used in operating activities was $6.9 million during the six months ended November 30, 2003 and $3.5 million during the six months ended November 30, 2002. Cash used in operating activities during the six months ended November 30, 2003 was primarily attributable to a net loss of $8.2 million, which was partially offset by a decrease in accounts receivable of $1.6 million. Cash used in operating activities during the six months ended November 30, 2002 was primarily attributable to a net loss of $9.8 million, which was partially offset by a decrease in accounts receivable of $3.4 million, depreciation and amortization of $1.5 million and amortization of deferred stock compensation of $1.1 million.

Cash provided by investing activities during the six months ended November 30, 2003 was primarily attributable to redemptions and maturities of short-term investments of $2.3 million. Cash provided by investing activities during the six months ended November 30, 2002 was primarily attributable to net redemptions and maturities of short-term investments of $4.3 million.

Cash provided by financing activities during the six months ended November 30, 2003 was primarily attributable to $6.9 million from the borrowings under our credit facility, which was partially offset by repayments of $2.5 million. Cash provided by financing activities during the six months ended November 30, 2002 was primarily attributable to $9.2 million from the proceeds of the issuance of common stock in a private placement.

At November 30, 2003, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases, a note payable, our credit facility and the settlement of pending patent litigation entered into in September 2003. In October 2003, we amended certain terms related to our existing credit facility. In November 2003, we borrowed $4.5 million against the line of credit, which was repaid in December 2003. We also borrowed $39,000 in the form of an equipment term loan at an interest rate of 6.09%, which must be repaid in 36 monthly installments of principal plus interest.

The following table summarizes our contractual obligations at November 30, 2003 and the effect these obligations are expected to have on our liquidity and cash flows in future periods, excluding the $4.5 million repayment of the line of credit that occurred in December 2003. Of the $28.3 million in operating leases, net of sublease income, $1.1 million has been included in accrued restructuring charges as of November 30, 2003. Sublease income included in the table below amounted to $151,000 for fiscal 2004, $290,000 for fiscal 2005, $239,000 for fiscal 2006 and $30,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2004	$1,841	$1,489	$17	$335
2005	3,445	2,729	37	679
2006	3,230	2,699	7	524
2007	2,383	2,321	—	62
2008	2,351	2,351	—	—
Thereafter	15,939	15,939	—	—

	$29,189	$27,528	$61	$1,600

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $7.8 million as of November 30, 2003. The allowance for doubtful accounts, which totaled $295,000 as of November 30, 2003, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at November 30, 2003 was $5.3 million. Amortization of purchased intangible assets, including acquired developed technology, was $84,000 for the six months ended November 30, 2003 and $517,000 for the six months ended November 30, 2002. Our remaining purchased intangible asset balance was $265,000 as of November 30, 2003.

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

Restructuring costs. During the three months ended November 30, 2003, we consolidated an excess facility resulting in a restructuring charge of $80,000. The restructuring charge, which was recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” included non-cancelable lease costs, less estimates for future sublease income. The total accrued restructuring balance as of November 30, 2003 was $1.0 million, which was comprised of $934,000 for facilities related charges and $79,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

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

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Learning and providing related services. Over the longer term, we expect to derive revenues from Saba Exchange, which is based on an evolving and unproven business model, and new products such as Saba Performance and services related to these offerings. In the future, we expect to continue to incur substantial non-cash expenses relating to the amortization of deferred compensation and purchased intangible assets that will contribute to our net losses. As of November 30, 2003, we had $265,000 of purchased intangible assets to be amortized. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 40% of our revenues for the three months ended November 30, 2003 and 25% for the three months ended November 30, 2002. International revenues accounted for 38% of our revenues for the six months ended November 30, 2003 and 20% of our revenues for the six months ended November 30, 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2003, we had an aggregate of $265,000 of purchased intangible assets to be amortized as a result of the acquisition of Human Performance Technologies, Inc. and Ultris Inc. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At November 30, 2003, all of our investments were considered available-for-sale securities and the average maturity of our investment securities was approximately two months. The weighted average interest rate of our portfolio was approximately 1.0% at November 30, 2003. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, commercial paper, and U.S. government agency bonds, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate of the bank’s Prime Rate plus between 1% and 2%. In November 2003, we borrowed $4.5 million against the line of credit, which was repaid in December 2003. Therefore, only future borrowings would be affected by changes in the market interest rates.

The equipment term loan portion of our credit facility allows us to make draws at either a variable interest rate equal to the greater of the 5.5% or the bank’s Prime Rate plus 1.5% or a fixed interest rate equal to the 36-month U.S. Treasury note plus 3.7%. As of November 30, 2003, we had outstanding equipment term loans of $440,000 that carry fixed interest rates ranging from 4.9% to 6.90%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

As of November 30, 2003, we also had an outstanding term loan of $933,000 that carried a variable interest rate based on the bank’s Prime Rate plus 1.25%. If the bank’s Prime Rate were to change by 10% from its level at November 30, 2003, the impact would not be material to our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2003, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. If the settlement is not finalized, we believe that the claim asserted by these lawsuits are without merit, and intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2003, we issued 134,055 shares of our common stock in connection with the settlement of patent litigation. These shares were issued in accordance with the exemption set forth in Section 4(2) of the Securities and Exchange Act of 1933, as amended. These sales were made without general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Saba held its Annual Meeting of Stockholders on November 6, 2003. Of the 13,271,408 shares outstanding as of the record date, 11,027,907 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

(1)	Election of Director. To elect two Class III Directors to serve until the 2006 annual meeting of stockholders or until their respective successors have been elected or appointed. The results of the vote on this action were as follows:

	For	Against	Abstain	Non-Vote
Douglas C. Allred	10,921,833	0	106,074	0
Michael J. Moritz	10,012,283	0	1,015,624	0

(2)	Ratification of the Appointment of Independent Auditors. To ratify the appointment by the board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending May 31, 2004. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
10,859,140	163,319	5,448	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See Exhibit Index following the signature page.

b.	Reports on Form 8-K.

On September 22, 2003, we filed a current report on Form 8-K in order to furnish our earnings press release for our preliminary financial results for the first fiscal quarter ended August 31, 2003 and a press release announcing the appointment of Bobby Yazdani as Chairman of the Board and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 14, 2004	By:	/s/ Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of September 18, 2003.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.14	Amended and Restated Loan and Security Agreement dated October 31, 2003 between Silicon Valley Bank and the Company.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald W. Kisling, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2003, previously filed with the SEC.