Form 10-Q
period 2004-02-29
SABA SOFTWARE INC
filed 2004-04-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

On March 31, 2004, 13,502,834 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 29, 2004

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	FEBRUARY 29, 2004	MAY 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,237	$17,566
Short-term investments	152	3,631
Accounts receivable, net	9,806	9,315
Prepaid expenses and other current assets	1,050	1,218

Total current assets	27,245	31,730
Property and equipment, net	1,223	2,385
Goodwill, net	5,288	5,288
Purchased intangible assets, net	127	542
Other assets	958	891

Total assets	$34,841	$40,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308	$1,713
Accrued expenses	5,908	6,527
Deferred revenue	11,139	9,497
Short-term debt	3,700	—
Current portion of debt and lease obligations	726	675

Total current liabilities	22,781	18,412
Deferred revenue	—	31
Accrued rent	2,564	2,691
Debt and lease obligations, less current portion	804	1,242

Total liabilities	26,149	22,376

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at February 29, 2004; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at February 29, 2004; 13,494,849 shares issued at February 29, 2004 and 13,328,680 shares issued at May 31, 2003	54	53
Additional paid-in capital	191,908	191,241
Deferred stock compensation	—	(45)
Treasury stock: 102,996 shares held at February 29, 2004 and at May 31, 2003, at cost	(232)	(232)
Accumulated deficit	(182,820)	(172,329)
Accumulated other comprehensive loss	(218)	(228)

Total stockholders’ equity	8,692	18,460

Total liabilities and stockholders’ equity	$34,841	$40,836

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003	FEBRUARY 29, 2004	FEBRUARY 28, 2003
Revenues:
License	$2,320	$3,150	$6,316	$13,039
Services	5,515	6,478	17,940	20,752

Total revenues	7,835	9,628	24,256	33,791

Cost of revenues:
Cost of license	27	24	178	100
Cost of services	2,845	3,001	9,188	9,787
Amortization of acquired developed technology	96	388	290	1,164

Total cost of revenues	2,968	3,413	9,656	11,051

Gross profit	4,867	6,215	14,600	22,740

Operating expenses:
Research and development	2,310	3,002	7,516	9,027
Sales and marketing	3,933	6,032	12,405	20,722
General and administrative	872	1,723	3,188	4,845
Amortization (reversal) of deferred stock compensation and other stock compensation charges	4	(74)	45	1,890
Amortization of purchased intangible assets	41	234	125	751
Settlement of litigation	—	—	1,701	—

Total operating expenses	7,160	10,917	24,980	37,235

Loss from operations	(2,293)	(4,702)	(10,380)	(14,495)
Interest income and other, net	47	45	16	167

Loss before provision for income taxes	(2,246)	(4,657)	(10,364)	(14,328)
Provision for income taxes	(45)	(90)	(127)	(243)

Net loss	$(2,291)	$(4,747)	$(10,491)	$(14,571)

Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.78)	$(1.16)

Shares used in computing basic and diluted net loss per share	13,473	13,183	13,384	12,611

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003
Operating activities:
Net loss	$(10,491)	$(14,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,346	2,173
Amortization of purchased intangible assets	125	751
Amortization of acquired developed technology	290	1,164
Amortization of deferred stock compensation	45	895
Other stock compensation charges	—	83
Compensation expense resulting from acceleration of vesting of common stock	—	741
Acceleration of deferred stock compensation for options cancelled in the option exchange program	—	171
Changes in operating assets and liabilities:
Accounts receivable	(476)	4,406
Prepaid expenses and other current assets	168	(318)
Other assets	(11)	(54)
Accounts payable	(405)	(193)
Accrued expenses	1	(759)
Accrued rent	(126)	(34)
Deferred revenue	1,611	(968)
Other liabilities	(61)	(37)

Net cash used in operating activities	(7,984)	(6,550)

Investing activities:
Purchases of short-term investments	—	(13,214)
Proceeds from redemptions and maturities of short-term investments	3,474	17,174
Purchases of property and equipment	(184)	(361)

Net cash provided by investing activities	3,290	3,599

Financing activities:
Proceeds from issuance of common stock under stock plans	92	297
Proceeds from issuance of common stock in private placement, net of issuance costs	—	9,228
Repurchase of common stock	—	(24)
Borrowings under credit facility, net of issuance costs	10,523	1,485
Repayments on borrowings under the credit facility	(7,171)	(1,048)
Repayments on note payable	(53)	(52)
Principal payments under capital lease obligations	(26)	(1,093)
Collections on notes receivable from stockholders	—	155

Net cash provided by financing activities	3,365	8,948

(Decrease) increase in cash and cash equivalents	(1,329)	5,997
Cash and cash equivalents, beginning of period	17,566	9,523

Cash and cash equivalents, end of period	16,237	15,520
Short-term investments, end of period	152	8,646

Total cash, cash equivalents and short-term investments, end of period	$16,389	$24,166

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$103

Common stock issued for settlement of litigation	$576	$—

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2003. The results of operations for the three and nine months ended February 29, 2004 are not necessarily indicative of results for the entire fiscal year ending May 31, 2004 or for any future period.

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

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands, except per share amounts)
Net loss	$(2,291)	$(4,747)	$(10,491)	$(14,571)

Weighted-average shares of common stock outstanding	13,491	13,273	13,414	12,739
Weighted-average shares of common stock subject to repurchase	(18)	(90)	(30)	(128)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	13,473	13,183	13,384	12,611

Basic and diluted net loss per share	$(0.17)	$(0.36)	$(0.78)	$(1.16)

3.	Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
Net loss	$(2,291)	$(4,747)	$(10,491)	$(14,571)
Foreign currency translation (loss) gain	(12)	(56)	14	(110)
Unrealized loss on investments	—	(3)	(4)	(12)

Comprehensive loss	$(2,303)	$(4,806)	$(10,479)	$(14,693)

4.	Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenues and long-lived assets information by geographic area:

	Total Revenues Three months ended		Total Revenues Nine months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
United States	$4,624	$5,391	$14,869	$24,616
International	3,211	4,237	9,387	9,175

Total	$7,835	$9,628	$24,256	$33,791

	Long-Lived Assets
	As of February 29, 2004	As of May 31, 2003
	(in thousands)
United States	$6,452	$7,970
International	186	245

Total	$6,638	$8,215

Major Customers

For the three and nine months ended February 29, 2004, no customer accounted for greater than 10% of revenues. For the three and nine months ended February 28, 2003, one customer accounted for greater than 10% of revenues.

5.	Credit Facility

In February 2004, Saba amended the financial covenant of its existing credit facility to require unrestricted cash and cash equivalents, net of borrowings, of $10.0 million at each fiscal quarter end and $9.0 million on any date that is not a fiscal quarter end. The line of credit portion of the credit facility allows Saba to borrow $3.0 million plus an additional amount up to $3.0 million that is based on a formula using eligible accounts receivable, which is subject to Saba’s compliance with the financial covenant for unrestricted cash and cash equivalents. At February 29, 2004, Saba had a total of $4.5 million available under the line of credit. In February 2004, Saba borrowed $3.7 million against the line of credit, which was repaid in March 2004. Saba also borrowed $44,000 in the form of an equipment term loan at an interest rate of 5.8%, which must be repaid in 36 monthly installments of principal plus interest. Borrowings under the credit facility are secured by substantially all of Saba’s tangible assets.

In order to borrow against the credit facility, Saba must satisfy certain covenants including the financial covenant related to unrestricted cash and cash equivalents. As of February 29, 2004, Saba was in compliance with all such covenants.

6.	Restructuring

During the three months ended November 30, 2003, Saba recorded a net restructuring charge of $39,000. The charge was comprised of $80,000 for an excess facility that arose after default by a subtenant, which was partially offset by a $41,000 decrease to a workforce reduction accrual made in a prior period that resulted from severance payments that were less than previous estimates. The facilities charge was recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and was classified in the statement of operations as research and development. The charge was based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy period through fiscal 2005. During the three months ended February 29, 2004, Saba recognized an accretion expense of $1,000 due to the passage of time in accordance with SFAS No. 146.

During the six months ended November 30, 2003, Saba consolidated an additional excess facility resulting in a restructuring charge of $393,000. The restructuring charge was recorded under the provisions of SFAS No. 146 and was classified in the statement of operations as follows: cost of revenues—$154,000, research and development—$127,000, sales and marketing—$73,000 and general and administrative—$39,000. The excess facilities charge was based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy period through fiscal 2006. During the three months ended February 29, 2004, Saba recognized an accretion expense of $2,000 due to the passage of time in accordance with SFAS No. 146.

Saba’s estimated costs to exit excess facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates. A summary of the restructuring charges and related accruals are outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2003	$129	$880	$1,009
Charges	—	393	393
Deductions – cash payments	(5)	(183)	(188)

Accrual as of August 31, 2003	$124	$1,090	$1,214
Charges	—	80	80
Accretion	—	4	4
Reduction of accrual	(41)	—	(41)
Deductions – cash payments	(4)	(240)	(244)

Accrual as of November 30, 2003	$79	$934	$1,013
Accretion	—	3	3
Foreign currency revaluation	5	—	5
Deductions – cash payments	—	(160)	(160)

Accrual as of February 29, 2004	$84	$777	$861

Estimated remaining cash expenditures	$84	$777	$861

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

	Three months ended February 29,		Nine months ended February 28,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss as reported	$(2,291)	$(4,747)	$(10,491)	$(14,571)
Add: Total stock-based employee compensation expense included in net loss	4	(74)	46	1,807
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,840)	(2,901)	(9,319)	(9,415)

Adjusted net loss	$(5,127)	$(7,722)	$(19,764)	$(22,179)

Net loss per share as reported	$(0.17)	$(0.36)	$(0.78)	$(1.16)
Adjusted net loss per share	$(0.38)	$(0.59)	$(1.48)	$(1.80)

9.	Legal Matters

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

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The complaint alleged that Saba infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. In September 2003, Saba reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, Saba is required to pay $1.1 million over nine months. As of February 29, 2004, $625,000 was remaining on the cash obligation. In addition, Saba issued approximately 134,000 shares of its common stock valued as of the settlement date at $576,000.

On March 12, 2004, Docent, Inc. filed a compliant against Saba and two employees in the Circuit Court of Cook County, Illinois. The complaint alleges, among other things, that Saba and the two employees gained an unfair competitive advantage by using Docent confidential employee information to solicit and hire certain Docent employees. In addition, the complaint alleges that Saba and the two employees used certain

Docent proprietary information to interfere with Docent’s client and prospective client relationships. The complaint seeks injunctive relief to prevent Saba and the two employees from using or disclosing Docent confidential information, hiring Docent employees and contacting Docent clients or prospective clients, and does not state any specific claim for monetary damages. Saba believes that the complaint is without merit and intends to defend against it vigorously. Although no assurance can be given that this matter will be resolved favorably, Saba believes that the resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or cash flows. Were an unfavorable outcome to occur, Saba’s business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2003 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

OVERVIEW

Business, Principal Products, and Locations

We are a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Our solutions can help large enterprises efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Enterprise Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. In August 2003, we shipped our generally available version of Saba Enterprise Performance.

Our corporate headquarters are located in Redwood Shores, California. In addition, we have seven non-U.S. subsidiaries through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, India, France, Japan, Germany, the United Kingdom, Canada and Australia, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Revenue Models

We generate the majority of our revenues from the sale of perpetual software licenses, primarily Saba Enterprise Learning, along with annual support services that are generally purchased concurrently with the license and renewed annually thereafter. We also derive revenues from performing services, including providing implementation, consulting, hosting and education services related to our software products.

We have incurred significant losses and negative cash flows from operations since our inception. As of February 29, 2004, we had an accumulated deficit of $182.8 million. We also expect to incur non-cash expenses relating to amortization of purchased intangible assets and any potential goodwill impairment. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, if achieved, sustain profitability.

Significant Trends and Developments in Our Business

Worldwide demand for enterprise wide software applications has decreased over the last two years. The global economic slowdown has resulted in many organizations reducing their information technology budgets and related expenditures on enterprise software. This has not only limited sales of licenses to new and existing customers but has also resulted in longer customer evaluations and decision-making processes.

We believe these macroeconomic trends have had an effect on our revenues. The decline in revenues for the three and nine months ended February 29, 2004 was partially offset by increases in support services revenue due to a high level of renewals across a larger customer base. Despite the decline in revenues, our restructuring activities over the past several years and our management of operating expenses have allowed us to decrease our net loss. We continue to focus on aggressively managing costs to achieve positive cash flow from operations while investing in areas we deem appropriate, such as the recent expansion of our North American sales organization. However, there can be no assurance that we will be successful in managing our costs to generate positive cash flow from operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with our Audit Committee.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting and education services and additional language versions of our product. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from end-users are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we generally recognize revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $9.8 million as of February 29, 2004. The allowance for doubtful accounts, which totaled $214,000 as of February 29, 2004, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at February 29, 2004 was $5.3 million. Amortization of purchased intangible assets, including acquired developed technology, was $125,000 for the nine months ended February 29, 2004 and $751,000 for the nine months ended February 29, 2003. Our remaining purchased intangible assets balance was $127,000 as of February 29, 2004.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually, or on an interim basis if circumstances dictate. Any reduction of enterprise fair value below the recorded amount of stockholders’ equity could require us to write down the value of goodwill to its fair value and record an expense for the impairment loss.

Restructuring costs. The total accrued restructuring balance as of February 29, 2004 was $860,000, which was comprised of $777,000 for facilities related charges and $84,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Revenues

	Three months ended				Nine months ended
	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue
	(dollars in thousands)
Revenues:
License	$2,320	30%	$3,150	33%	$6,316	26%	$13,039	39%
Services	5,515	70%	6,478	67%	17,940	74%	20,752	61%

Total revenues	$7,835	100%	$9,628	100%	$24,256	100%	$33,791	100%

Total revenues decreased 19% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 28% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. As a percentage of total revenues, revenues from customers outside the United States represented approximately 41% for the three months ended February 29, 2004 and 44% for the three months ended February 28, 2003. As a percentage of total revenues, revenues from customers outside the United States represented approximately 39% for the nine months ended February 29, 2004 and 27% for the nine months ended February 28, 2003. During the three and nine months ended February 29, 2004, no customer represented more than 10% of our total revenues. During the three and nine months ended February 28, 2003, one customer represented more than 10% of our total revenues.

License Revenue. License revenue decreased 26% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 52% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. Although license bookings increased during the three months ended February 29, 2004 compared to the three months ended February 28, 2003, a greater portion of these bookings are reflected in our deferred revenue and will be recognized in future periods. The decrease in license revenue during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003 was primarily attributable to a decrease in license revenues in the United States. Also contributing to this decrease was a large license sale during the nine months ended February 28, 2003 that represented more than 10% of our total revenues in that period.

Services Revenue. Services revenue decreased 15% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 14% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. These decreases in services revenue were primarily attributable to decreases in consulting revenue, which were partially offset by increases in support revenue. The decline in consulting revenue was due to a decrease in new license implementations and an increase in the number of implementations performed by third-party systems integrators. The increase in the use of third-party systems integrators was partially due to an increase in the mix of international customers where third-party resellers and systems integrators are more frequently utilized.

The mix of license and services revenue as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended				Nine months ended
	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$27	0%	$24	0%	$178	1%	$100	0%
Cost of services	2,845	36%	3,001	31%	9,188	38%	9,787	29%
Amortization of acquired developed technology	96	1%	388	4%	290	1%	1,164	3%

Total cost of revenues	$2,968	37%	$3,413	35%	$9,656	40%	$11,051	32%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. The increases in the cost of license revenue were primarily attributable to royalties paid to third parties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services organization, as well as third-party hosting costs and billed expenses. The decreases in the cost of services revenue were primarily attributable to decreases in services personnel. The increases in the cost of services revenue as a percentage of services revenue were primarily attributable to lower consultant utilization rates, which were partially offset by increases in higher margin support revenue as a percent of total services revenue.

Amortization of Acquired Developed Technology. The cost of revenues includes amortization of acquired developed technology of $96,000 for the three months ended February 29, 2004 and $388,000 for the three months ended February 28, 2003. Cost of revenues includes amortization of acquired developed technology of $290,000 for the nine months ended February 29, 2004 and $1.2 million for the nine months ended February 28, 2003. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. The unamortized balance of $113,000 will be amortized by the end of the first quarter of fiscal 2005.

Because our cost of services revenue is greater than our cost of license revenue, cost of total revenues as a percentage of total revenues will fluctuate based on the mix of licenses and services sold.

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

	Three months ended				Nine months ended
	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2003	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$2,310	29%	$3,002	31%	$7,516	31%	$9,027	27%
Sales and marketing	3,933	50%	6,032	63%	12,405	51%	20,722	61%
General and administrative	872	11%	1,723	18%	3,188	13%	4,845	14%
Amortization (reversal) of deferred compensation and other stock compensation charges	4	0%	(74)	-1%	45	0%	1,890	6%
Amortization of purchased intangible assets	41	1%	234	2%	125	1%	751	2%
Settlement of litigation	—	0%	—	0%	1,701	7%	—	0%

Total operating expenses	$7,160	91%	$10,917	113%	$24,980	103%	$37,235	110%

Research and development. Research and development expense decreased 23% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 17% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. These decreases were primarily attributable to decreases in research and development personnel in the U.S., offset by increased staffing in our lower-cost development center in India. The decrease in research and development expense during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 is also attributable to a one-time excess facilities charge incurred during the three months ended February 28, 2003. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expense decreased 35% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 40% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. These decreases were primarily attributable to reduced sales and marketing personnel, lower commission expense due to a decline in revenues and lower expenditures for marketing programs. Despite these decreases, we expect sales and marketing expenses to increase in our fourth quarter due to higher commissions and the costs associated with expanding our North American sales organization.

General and administrative. General and administrative expense decreased 49% during the three months ended February 29, 2004 compared to the three months ended February 28, 2003 and 34% during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. These decreases were primarily attributable to lower general and administrative headcount and a decrease in legal fees, as well as a reversal of bad debt expense due to improved aging of receivables and the recovery of a previous receivable. We expect general and administrative expenses to increase in our fourth quarter of fiscal year 2004, in part, due to the lack of reversal of bad debt expense.

Amortization of deferred stock compensation and other stock compensation charges. For the three months ended February 29, 2004, we amortized the remaining deferred stock compensation of $4,000. We do not expect to incur future deferred stock compensation charges unless we issue stock options that must be accounted for using a fair value method.

Amortization of purchased intangible assets. Amortization of purchased intangible assets decreased for the periods presented as we continue to amortize the noncompetition agreements that resulted from our March 2001 acquisition of Human Performance Technologies, Inc. The unamortized balance of $14,000 will be amortized in the fourth quarter of fiscal year 2004.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we are required to pay $1.1 million over nine months. As of February 29, 2004, $625,000 was remaining on the cash obligation. In addition, we issued approximately 134,000 shares of our common stock valued as of the settlement date at $576,000.

Restructuring charges

During the three months ended November 30, 2003, we recorded a net restructuring charge of $39,000. The charge was comprised of $80,000 for an excess facility that arose after default by a subtenant, which was partially offset by a $41,000 decrease to a workforce reduction charge accrual made in a prior period that resulted from severance payments that were less than previous estimates. The facilities charge was classified in the statement of operations as research and development. The charge relates to non-cancelable lease costs, less estimates for sublease income, which will be paid over the estimated vacancy period through fiscal 2005. While the facilities charge does not result in cash savings, operating expenses will be reduced by $30,000 for the remainder of fiscal 2004 and $45,000 for fiscal 2005. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred could be different from our estimates.

During the three months ended August 31, 2003, we consolidated an excess facility resulting in a restructuring charge of $393,000, which was classified in the statement of operations as follows: cost of revenues—$154,000, research and development—$127,000, sales and marketing—$73,000 and general and administrative—$39,000. The excess facilities charge relates to non-cancelable lease costs, less estimates for sublease income, which will be paid over the estimated vacancy period through fiscal 2006. While the facilities charge does not result in cash savings, operating expenses will be reduced by $104,000 for the remainder of fiscal 2004 and $240,000 through the second quarter of fiscal 2006. Our estimated costs to exit this facility are based on available commercial rates. The actual loss incurred could be different from our estimates.

Interest income and other, net

Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, was $47,000 for the three months ended February 29, 2004, and $45,000 for the three months ended February 28, 2003. The increase was primarily attributable to foreign exchange gains resulting from favorable fluctuations in foreign currency denominated receivables. Interest income and other, was $16,000 for the nine months ended February 29, 2004 and income of $167,000 for the nine months ended February 28, 2003. The decrease was primarily attributable to foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated receivables and a decrease in interest income due to a decline in our short-term investment balance.

Provision for income taxes

From inception through February 29, 2004, we incurred net losses for federal and state tax purposes. Income tax expense was $45,000 during the three months ended February 29, 2004 and $90,000 during the three months ended February 28, 2003. Income tax expense was $127,000 for the nine months ended February 29, 2004 and $243,000 during the nine months ended February 28, 2003. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2004, our principal source of liquidity included cash and cash equivalents of $16.2 million and short-term investments of $152,000. We also have the ability to borrow up to an additional $800,000 through our existing credit facility, which is subject to our compliance with the financial covenant for unrestricted cash and cash equivalents.

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(in thousands)
Cash used in operating activities	$(7,984)	$(6,550)
Cash provided by investing activities	3,290	3,599
Cash provided by financing activities	3,365	8,948

Cash Used In Operating Activities

Our largest source of operating cash flows are from our customers upon the purchase of license and support services, support renewals and consulting services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash used in operating activities increased due to decreased total revenues from the nine months ended February 28, 2003 compared to the nine months ended February 29, 2004, which was partially offset by a decrease in total costs and expenses.

Cash Provided By Investing Activities

Cash provided by investing activities decreased due to reduced proceeds from net redemptions and maturities as a result of fewer short-term investments.

Cash Provided By Financing Activities

Cash provided by financing activities decreased primarily due to lower proceeds from the issuance of common stock, which, during the nine months ended February 28, 2003, reflects $9.2 million in proceeds from the issuance of common stock in a private placement. This decrease was partially offset by net borrowings under our credit facility of $3.4 million during the nine months ended February 29, 2004.

Contractual Obligations

At February 29, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases, a note payable, our credit facility and the settlement of pending patent litigation entered into in September 2003. In February 2004, we amended certain terms related to our existing credit facility. In February 2004, we borrowed $3.7 million against the line of credit, which was repaid in March 2004. We also borrowed $44,000 in the form of an equipment term loan at an interest rate of 5.88%, which must be repaid in 36 monthly installments of principal plus interest.

The following table summarizes our contractual obligations at February 29, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods, excluding the $3.7 million repayment of the line of credit that occurred in March 2004. Of the $26.8 million in operating leases, net of sublease income, $777,000 has been included in accrued restructuring charges as of February 29, 2004. Sublease income included in the table below amounted to $76,000 for fiscal 2004, $290,000 for fiscal 2005, $239,000 for fiscal 2006 and $30,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations	Patent Settlement
	(in thousands)
Fiscal Year Ending May 31,
2004	$1,176	$745	$9	$172	$250
2005	3,834	2,729	37	693	375
2006	3,245	2,699	7	539	—
2007	2,395	2,321	—	74	—
2008	2,351	2,351	—	—	—
Thereafter	15,939	15,939	—	—	—

	$28,940	$26,784	$53	$1,478	$625

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

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

We have a limited operating history and are subject to the risks encountered by early-stage companies

We were founded in April 1997 and shipped our first products in April 1998. Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks that our revenue forecasts may be incorrect because of our limited sales to date and our long sales process;

•	risks associated with our dependence on Saba Enterprise Learning, and related services, for substantially all of our revenues for the foreseeable future;

•	risks that our new products, such as Saba Enterprise Performance and Saba Content, will fail to achieve market acceptance;

•	risks that fluctuations in our quarterly operating results will be significant relative to our revenues; and

•	risks that the current economic downturn will continue to negatively impact the demand for our products and services.

These risks and other risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 29, 2004, we had $127,000 of purchased intangible assets to be amortized and our remaining goodwill balance was $5.3 million. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

Our quarterly revenues are especially subject to fluctuations because they depend on the sale of a small number of relatively large orders, principally orders for Saba Enterprise Learning and related services. As a result, our quarterly operating results may fluctuate if we are unable to complete a sufficient number of large orders in any particular quarter. Furthermore, our quarterly revenues may be affected significantly by changes in revenue recognition policies and procedures based on changes to, or new, applicable accounting standards and how these standards are interpreted.

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

A decline in the price of, or demand for, our main product, Saba Enterprise Learning or our related services offerings would seriously harm our revenues and operating margins

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from Saba Enterprise Learning and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Enterprise Learning or failure to achieve broad market acceptance would seriously harm our business.

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 41% of our revenues for the three months ended February 29, 2004 and 44% for the three months ended February 28, 2003. International revenues accounted for 39% of our revenues for the nine months ended February 29, 2004 and 27% of our revenues for the nine months ended February 28, 2003. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations

We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba Learning ASP Edition. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host the Saba Enterprise Learning Suite for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of February 29, 2004, our remaining goodwill balance was $5.3 million. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At February 29, 2004, all of our investments were considered available-for-sale securities and the average maturity of our investment securities was approximately two months. The weighted average interest rate of our portfolio was approximately 1.1% at February 29, 2004. Due to the nature of our cash equivalents and short-term investments, which consist of money market funds and a corporate bond, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate of the bank’s Prime Rate plus between 1% and 2%. In February 2004, we borrowed $3.7 million against the line of credit, which was repaid in March 2004. Therefore, only future borrowings would be affected by changes in the market interest rates.

The equipment term loan portion of our credit facility allows us to make draws at a fixed interest rate equal to the 36-month U.S. Treasury note plus 3.25% on the first $1.0 million of draws; additional draws after the first $1.0 million in draws are at either a variable interest rate equal to the greater of the 5.5% or the bank’s Prime Rate plus 1.5% or a fixed interest rate equal to the 36-month U.S. Treasury note plus 3.7%. As of February 29, 2004, we had outstanding equipment term loans of $434,000 that carry fixed interest rates ranging from 4.9% to 6.90%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

As of February 29, 2004, we also had an outstanding term loan of $833,000 that carried a variable interest rate based on the bank’s Prime Rate plus 1.25%. If the bank’s Prime Rate were to change by 10% from its level at February 29, 2004, the impact would not be material to our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of February 29, 2004, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2004, Docent, Inc. filed a compliant against Saba and two employees in the Circuit Court of Cook County, Illinois. The complaint alleges, among other things, that Saba and the two employees gained an unfair competitive advantage by using Docent confidential employee information to solicit and hire certain Docent employees. In addition, the complaint alleges that Saba and the two employees used certain Docent proprietary information to interfere with Docent’s client and prospective client relationships. The complaint seeks injunctive relief to prevent Saba and the two employees from using or disclosing Docent confidential information, hiring Docent employees and contacting Docent clients or prospective clients, and does not state any specific claim for monetary damages. We believe that the complaint is without merit and intends to defend against it vigorously. Although no assurance can be given that this matter will be resolved favorably, we believe that the resolution of this lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows. Were an unfavorable outcome to occur, our business, financial condition and results of operations could be materially and adversely affected.

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

On December 19, 2003, we filed a current report on Form 8-K in order to furnish our earnings press release for our preliminary financial results for the second fiscal quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 14, 2004	By:	/s/ Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Acting Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of September 18, 2003.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.15	Amendment No. 1 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Company.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2003, previously filed with the SEC.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.