Form 10-K
period 2004-05-31
SABA SOFTWARE INC
filed 2004-08-30
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 28, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,138,252 (based on a closing sale price of $3.85 per share as reported for the Nasdaq National Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 20, 2004 was 16,114,263.

Documents Incorporated by Reference

Portions of registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SABA SOFTWARE, INC.

FORM 10-K

MAY 31, 2004

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, statements regarding competition, registration of trademarks and the merit of claims in litigation, (ii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs, (iii) in Item 3, statements regarding the resolution and effect of pending litigation, (iv) in Item 5, statements regarding payment of cash dividends in the future, and (v) in Item 7, statements regarding an increase in operating expenses, including sales and marketing expenses, and research and development and general and administrative expenses remaining flat, recognition of lease expenses, incurrence of non-cash expenses relating to stock compensation, amortization of purchased intangible assets and any potential goodwill impairment, growth of our operations and personnel, fluctuations in operating results from quarter to quarter, long sales cycles, effects of our voluntary stock option exchange program, possible acquisitions and strategic ventures, expansion of our sales and marketing organization, sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements, development of new or enhanced applications and services, market risk exposure, impact of SFAS No. 143, 144, 146, 148 and 149 and EITF No. 01-14 and 00-21, expansion of our international presence, and the significance of Saba Enterprise Learning Suite and related services, as well as other products, for our revenues. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q.

ITEM 1:    BUSINESS

Overview

We are a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and measuring the performance of people. Our solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

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

By implementing multiple enterprise learning solutions in a single system, organizations can lower the overall cost of supporting enterprise wide learning processes, leverage internally-created content in multiple areas and create a common pool of knowledge for and about people. This unified solution also offers the flexibility to change processes and develop new opportunities from a common foundation, while creating the visibility needed to operate as an integrated “virtual enterprise.”

The Saba Enterprise Learning Suite combines enterprise learning with collaboration for informal learning, synchronous learning, analytics, and content creation and management. It also provides support for blended learning, and supports 16 different languages and locales for global deployments. The Saba Enterprise Learning Suite includes the following applications:

•	Saba Enterprise Learning—Designed to enable global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results.

•	Saba Analytics for Learning—Allows business leaders to analyze, understand and act on critical trends and information related to their enterprise learning initiatives.

•	Saba Content—Helps global organizations capture, manage and share critical content through a learning object repository and automated content processes.

•	Saba Publisher—Allows users to assemble new courses, or re-purpose courses, and publish them into HTML quickly and efficiently.

•	Saba Collaboration—Supports informal collaboration and knowledge sharing between communities of practice through chat rooms, threaded discussions, and document sharing.

•	Saba Connectors—Supports an enterprise’s ability to leverage external content as well as information from systems such as virtual learning environments, enterprise content management systems and enterprise resource planning systems.

•	Languages—Saba Enterprise Learning is available in the following languages: American English, Arabic, Brazilian Portuguese, British/International English, Chinese, Danish, Dutch, French, German, Greek, Italian, Japanese, Norwegian, Polish, Spanish, and Swedish.

Saba Enterprise Performance Suite

Saba Enterprise Performance helps improve organizational performance by aligning the workforce around the organization’s most important business objectives. Saba Enterprise Performance provides real-time visibility into an organization’s progress against goals, allowing leaders to make ongoing adjustments and respond to changing requirements. With Saba Enterprise Performance, Global 2000 companies and government agencies can automate all the processes associated with managing performance across the extended enterprise of employees, customers, partners and suppliers. These processes include:

•	Goal and objective management—Enables the creation, distribution and management of goals and objectives throughout the extended enterprise.

•	Goal alignment—Provides line-of-sight visibility to ensure that the organization is executing against its most important objectives.

•	Initiative management—Enables the management and tracking of goals in support of a cross-functional initiative.

•	Performance appraisals—Provides highly flexible, multi-level appraisal and assessment functionality.

•	Development planning—Enables the creation of “action plans” that combine performance goals, career development goals and recommended learning.

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2004, we employed approximately 67 people worldwide in services-related activities.

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

Our Customers

Our customers include a wide spectrum of large, global organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, government, health care, manufacturing, medical equipment, pharmaceutical, professional services and transportation industries. Our customers represent 22% of the Fortune Global 100 and 20% of the FTSE 100. Our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in

Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government.

Alliances

As of May 31, 2004, we have entered into strategic alliance agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

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

Sales and Marketing

We license our products to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large organizations including Global 2000 businesses and government organizations. As of May 31, 2004, we had 62 sales and marketing professionals located in 11 sales offices, 4 of which are in the United States. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator partnerships.

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

Technology

Product Architecture

Our J2EE product architecture facilitates the rapid development, deployment and configuration of Internet-based solutions for organizational learning and performance management. Our products share a common platform, a modern environment for developing Web-based applications. It uses the latest industry standards, including Extensible Markup Language (XML), Simple Object Access Protocol (SOAP), Enterprise Java Beans (EJB) and web services standards, to deliver innovative, configurable features for enterprise learning and enterprise performance.

We provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•	Configurability. The Saba platform offers extensive application configurability of both business processes and user experience.

•	Web services enabled. We ship a robust set of predefined web services for business processes as well as an infrastructure for creating new web services. Developers can use these web services to integrate components of Saba functionality, from user and organizational information housed in an HRIS to order processing passed to an accounts receivable system.

•	Support for Java Specification Request 168. Support for Java Specification Request 168 (JSR 168) enables organizations to display portlets, or small “windows” to business critical Saba processes, within a JSR 168 compliant enterprise portal product.

•	Open interfaces. Published Java application programming interfaces, or APIs, enable developers to build custom Saba application extensions, and public database views allow analysts to design custom reports using standard reporting tools.

•	Scalability. Scalability is accomplished using load-balancing techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

•	Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the Saba platform executes database-stored procedures to optimize intense database processing. The core foundation currently supports Oracle and Microsoft SQL Server databases.

•	J2EE application server. The business and application logic reside on a J2EE application server. This architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris, Linux or HP UX.

•	Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

•	Multiple language support. The core foundation is designed to support multiple languages. Currently our solutions support 16 languages.

•	Workflow monitoring of business object changes. A workflow component applies business rules when business objects change. For example, e-mail can automatically be sent to students when details about their class change.

•	Integration with legacy enterprise applications. The Saba platform is capable of exchanging data with external legacy systems. We provide connectors to the leading human resources and financial systems.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2004, we had 104 research and development employees in the U.S. and India.

Our development methodology provides guidelines for planning, controlling and implementing projects. To continue to address market requirements, we consult with our consulting, support, and sales teams, as well as our customers, in the product development cycle. We conduct our development efforts at multiple sites in the United States and India, which enables continuous development 24 hours per day.

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have three patents issued in the United States and four patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Employees

As of May 31, 2004, we had a total of 258 employees, including 104 in research and development, 62 in sales and marketing, 67 in services and 25 in administration and finance. Of these employees, 144 were located in North America and 114 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Chicago, Denver, and Washington D.C. metropolitan areas and in Australia, Brazil, Mexico, France, Germany, India, United Kingdom and Japan. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. We believe that the claims asserted by these lawsuits are without merit, and we intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that we infringed four U.S. patents assigned to IP Learn and asked the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. In September 2003, Saba reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, Saba was required to pay $1.1 million over nine months. The remaining balance of $375,000 at May 31, 2004 was paid in full during June 2004. In addition, in October 2003 Saba issued approximately 134,000 shares of its common stock valued as of the settlement date at $576,000.

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

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year ended May 31, 2003	High	Low
First Quarter	$12.60	$7.40
Second Quarter	$11.00	$6.08
Third Quarter	$5.80	$3.16
Fourth Quarter	$5.04	$2.32

Year ended May 31, 2004	High	Low
First Quarter	$6.00	$3.80
Second Quarter	$4.76	$3.59
Third Quarter	$4.60	$3.42
Fourth Quarter	$4.47	$3.50

We had approximately 213 stockholders of record as of May 31, 2004. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of May 31, 2004 and 2003 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2001 and 2000 and the balance sheet data as of May 31, 2002, 2001 and 2000 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Years ended May 31,
	2004 (1)	2003 (1)	2002	2001	2000
Consolidated Statement of Operations Data:
Total revenues	$34,471	$44,416	$55,648	$54,955	$18,755
Gross profit	21,791	29,644	39,470	31,435	8,972
Total operating expenses	34,161	47,083	64,812	96,893	64,444
Loss from operations	(12,370)	(17,439)	(25,342)	(65,458)	(55,472)
Net loss	(12,683)	(17,207)	(25,467)	(62,791)	(54,441)
Basic and diluted net loss per share (2)	(0.95)	(1.35)	(2.19)	(5.95)	(11.74)
Shares used in computing basic and diluted net loss per share (2)	13,411	12,775	11,623	10,556	4,637

	May 31,
	2004 (1)	2003 (1)	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,778	$21,197	$22,141	$34,333	$78,926
Working capital	2,606	13,318	14,325	18,956	65,090
Total assets	31,741	40,836	48,688	68,111	97,705
Long-term obligations, less current portion	3,370	3,964	3,443	4,290	4,211
Total stockholders’ equity	6,521	18,460	24,346	27,959	68,704

(1)	Saba ceased the amortization of goodwill effective June 1, 2002 in accordance with SFAS No. 142.
(2)	All share and per share data has been retroactively adjusted to reflect a one-for-four reverse split approved by Saba’s stockholders in May 2003.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating

Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of May 31, 2004, we had an accumulated deficit of $185.0 million. We also expect to incur non-cash expenses relating to amortization of purchased intangible assets and any potential goodwill impairment. We have not achieved profitability and cannot be certain that we will be able to realize sufficient revenues to achieve or, if achieved, sustain profitability.

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

We believe these macroeconomic trends have had an effect on our revenues. The decline in revenues for our fiscal year ended May 31, 2004 was partially offset by increases in support services revenue due to a high level of renewals across a larger customer base. Despite the decline in revenues, our restructuring activities over the past several years and our management of operating expenses have allowed us to decrease our net loss. We continue to focus on aggressively managing costs to achieve positive cash flow from operations while investing in areas we deem appropriate, such as the recent expansion of our North American sales organization. However, there can be no assurance that we will be successful in managing our costs to generate positive cash flow from operations.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support and consulting services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from end-users are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we generally recognize revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education, and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $6.6 million as of May 31, 2004. The allowance for doubtful accounts, which totaled $177,000 as of May 31, 2004, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at May 31, 2004 was $5.3 million. Amortization of purchased intangible assets, including acquired developed technology, was $540,000 for fiscal 2004 and $2.2 million for 2003. Our remaining purchased intangible assets balance was $2,000 as of May 31, 2004.

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

Restructuring costs. The total accrued restructuring balance as of May 31, 2004 was $749,000, which was comprised of $677,000 for facilities related charges and $72,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2004, 2003 AND 2002

Revenues

	Year Ended
	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue	May 31, 2002	Percent of Total Revenue
	(dollars in thousands)
Revenues:
License	$9,838	29%	$16,440	37%	$27,277	49%
Services	24,633	71%	27,976	63%	28,371	51%

Total revenues	$34,471	100%	$44,416	100%	$55,648	100%

Total revenues decreased 22% during fiscal 2004 compared to fiscal 2003 and 20% during fiscal 2003 compared to fiscal 2002. The decreases in total revenues in both fiscal 2004 over fiscal 2003 and fiscal 2003 over fiscal 2002 is primarily attributable to a decrease in license revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 44% for fiscal 2004, 28% for fiscal 2003 and 28% for fiscal 2002. In fiscal 2004 and 2002, no customer represented more than 10% of our total revenues. In fiscal 2003, one customer accounted for 12% of our revenues.

License Revenue. License revenue decreased 40% during fiscal 2004 compared to fiscal 2003 and 40% during fiscal 2003 compared to fiscal 2002. The decrease in license revenue during fiscal 2004 compared to fiscal 2003 was primarily attributable to a decrease in license revenues in the United States. The decrease in license revenue in fiscal 2003 over fiscal 2002 is primarily attributable to a greater amount of deferred license revenues recognized in fiscal 2002 that were attributable to software licenses sold in prior periods. Revenues from new license sales made in fiscal 2003 were essentially flat in comparison to revenues from new license sales made in fiscal 2002.

Services Revenue. Services revenue decreased 12% during fiscal 2004 compared to fiscal 2003 and 1% during fiscal 2003 compared to fiscal 2002. These decreases in services revenue during fiscal 2004 compared to fiscal 2003 and during fiscal 2003 compared to fiscal 2002 were primarily attributable to decreases in consulting revenue, which were partially offset by increases in support revenue. The decline in consulting revenue during fiscal 2004 compared to fiscal 2003 was due to a decrease in the number of active projects caused primarily by an increase in the number of implementations performed by third-party systems integrators. The increase in the use of third-party systems integrators was partially due to an increase in the mix of international customers where third-party resellers and systems integrators are more frequently utilized. The decline in consulting revenue during fiscal 2003 compared to fiscal 2002 was primarily attributable to a reduction in the average project size resulting from implementation efficiencies.

The mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Year Ended
	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue	May 31, 2002	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$222	1%	$156	0%	$186	0%
Cost of services	12,057	35%	13,258	30%	14,456	26%
Amortization of acquired developed technology	401	1%	1,358	3%	1,536	3%

Total cost of revenues	$12,680	37%	$14,772	33%	$16,178	29%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. The changes in the cost of license revenue during fiscal years 2004, 2003 and 2002 were primarily attributable to variability in the amount of royalties paid to third parties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors and hosting costs, and billed expenses. The decreases in cost of services revenue in both fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002 were primarily attributable to a reduction in consulting personnel in response to a decline in consulting services revenue. Cost of services revenue represented 49% of services revenue for fiscal 2004, 47% of services revenue for fiscal 2003 and 51% services revenue for fiscal 2002. The increase in cost of services as a percentage of services revenue in fiscal 2004 compared to fiscal 2003 is primarily attributable to lower consultant utilization rates and lower realized average hourly billing rates for consultants, partially offset by an increased percentage of higher margin support revenues as a percentage of total services revenue. The decrease in the cost of services as a percentage of services revenue in fiscal 2003 compared to fiscal 2002 is primarily attributable to higher consultant utilization rates, as well as an increased percentage of higher margin support revenues as a percentage of total services revenue.

Amortization of Acquired Developed Technology. Our cost of services revenue includes amortization of acquired developed technology resulting from our June 2001 acquisition of Ultris Inc. We expect that the unamortized balance of $2,000 will be amortized by the end of the first quarter of fiscal 2005.

Because our cost of services revenue is greater than our cost of license revenue, cost of total revenues as a percentage of total revenues will fluctuate based on the mix of licenses and services sold.

Operating Expenses

We classify all operating expenses, except amortization of stock compensation charges, amortization of purchased intangible assets and settlement of litigation, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

	Year Ended
	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue	May 31, 2002	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$9,972	29%	$11,817	27%	$14,628	26%
Sales and marketing	17,947	52%	26,047	59%	30,360	55%
General and administrative	4,357	13%	6,514	15%	6,855	12%
Amortization of deferred compensation and other stock compensation charges	45	0%	1,850	4%	7,113	13%
Amortization of purchased intangible assets	139	0%	855	2%	1,182	2%
Amortization of goodwill	—	0%	—	0%	2,475	5%
Settlement of litigation	1,701	5%	—	0%	2,199	4%

Total operating expenses	$34,161	99%	$47,083	107%	$64,812	117%

Research and development. Research and development expense decreased 16% during fiscal 2004 compared to fiscal 2003 and 19% during fiscal 2003 compared to fiscal 2002. These decreases were primarily attributable to decreases in research and development personnel in the U.S., partially offset by increased staffing in our lower-cost development center in India. The decrease in fiscal 2003 compared to fiscal 2002 was also partially attributable to a decrease in the use of third-party consultants. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expense decreased 31% during fiscal 2004 compared to fiscal 2003 and 14% during fiscal 2003 compared to fiscal 2002. These decreases were primarily attributable to reduced sales and marketing personnel, lower commission expense due to a decline in revenues and lower expenditures for marketing programs. Despite these decreases, we expect sales and marketing expenses to increase in fiscal 2005 due to higher commissions and the costs associated with expanding our North American sales organization.

General and administrative. General and administrative expense decreased 33% during fiscal 2004 compared to fiscal 2003 and 5% during fiscal 2003 compared to fiscal 2002. These decreases in both fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002 were primarily attributable to lower general and administrative headcount. Additionally, the decrease in fiscal 2004 compared to fiscal 2003 was partially attributable to a decrease in legal fees primarily attributable to the patent infringement action that was settled in September 2003. We expect general and administrative expenses to remain relatively flat for the foreseeable future.

Amortization of deferred stock compensation and other stock compensation charges. During fiscal 2004 we amortized the remaining deferred stock compensation of $45,000. We do not expect to incur future deferred stock compensation charges unless we issue stock options that must be accounted for using a fair value method.

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

Amortization of purchased intangible assets. Amortization of purchased intangible assets related to the noncompetition agreements that resulted from our March 2001 acquisition of Human Performance Technologies, Inc. decreased for the periods presented as we amortized the final $139,000 during fiscal 2004.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we were required to pay $1.1 million over nine months. The remaining balance of $375,000 at May 31, 2004 was paid in full during June 2004. In addition, we issued approximately 134,000 shares of our common stock valued as of the settlement date at $576,000.

Restructuring charges

During fiscal 2004, fiscal 2003 and fiscal 2002, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2004	2003	2002
	(in thousands)
Cost of revenues	$154	$145	$633
Research and development	166	577	735
Sales and marketing	73	939	1,438
General and administrative	39	232	387

	$432	$1,893	$3,193

During fiscal 2004 we recorded net restructuring charges of $432,000. These charges were comprised of $80,000 for an excess facility that arose after default by a subtenant and $393,000 from the consolidation of an excess facility. These charges were partially offset by a $41,000 decrease to a workforce reduction accrual made in a prior period that resulted from severance payments that were less than previous estimates. The excess facilities charges were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2006. During fiscal 2004, Saba recognized accretion expense of $21,000 due to the passage of time in accordance with SFAS No. 146. As a result of these restructurings, we estimate that we will not recognize net lease expenses of approximately $218,000 in fiscal 2005 and $98,000 in fiscal 2006. There will not be any future cash savings from these restructurings.

During fiscal 2003, we recorded workforce reduction charges of $1.2 million and facilities related charges of $676,000. A substantial majority of the workforce reduction charges, which resulted from the reduction of 40 employees across all business functions and geographic regions, were paid by the end of fiscal 2004 and the remaining balance is expected to be paid by the end of fiscal 2005. The annual cost of these employees was approximately $4.0 million. The facilities related charges related to non-cancelable lease costs were paid over the estimated vacancy period which ended in fiscal 2004.

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

Interest income and other, net

Interest income and other, net consists of interest income, and other non-operating expenses. Interest income and other, net was a loss of $101,000 in fiscal 2004, income of $604,000 in fiscal 2003 and income of $451,000 in fiscal 2002. The decrease in fiscal 2004 compared to fiscal 2003 was primarily attributable to foreign exchange losses of $221,000 resulting from unfavorable fluctuations in foreign currency denominated receivables compared to a gain of $201,000 in fiscal 2003. The increase in fiscal 2003 compared to fiscal 2002 was primarily attributable a charge for an other than temporary decline in the value of an investment in fiscal 2002 of $250,000.

Interest expense

Interest expense was $104,000 in fiscal 2004, $197,000 in fiscal 2003, and $412,000 in fiscal 2002. The decrease in fiscal 2004 as compared to fiscal 2003 is due to savings realized from our buyout of approximately $1.1 million of capital leases in fiscal 2003. The decrease in fiscal 2003 as compared to fiscal 2002 is primarily due to payments on prior capital lease obligations.

Provision for income taxes

From inception to May 31, 2004, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $108,000 in fiscal 2004 compared to $175,000 in fiscal 2003 and $164,000 in fiscal 2002. The income tax expense consists entirely of foreign income tax expense incurred as a result of local country profits.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2004. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of the results for a full fiscal year or any other period.

	Three months ended
	Aug 31, 2002	Nov 30, 2002	Feb 28, 2003	May 31, 2003	Aug 31, 2003	Nov 30, 2003	Feb 29, 2004	May 31, 2004
	(in thousands, except per share data)
Revenues:
License	$7,450	$2,439	$3,150	$3,401	$1,552	$2,444	$2,320	$3,522
Services	7,246	7,028	6,478	7,224	6,661	5,764	5,515	6,693

Total revenues	14,696	9,467	9,628	10,625	8,213	8,208	7,835	10,215

Cost of revenues	3,731	3,907	3,413	3,721	3,580	3,108	2,968	3,024

Gross profit	10,965	5,560	6,215	6,904	4,633	5,100	4,867	7,191
Operating expenses:
Research and development	3,027	2,998	3,002	2,790	2,651	2,555	2,310	2,456
Sales and marketing	6,940	7,750	6,032	5,325	4,701	3,771	3,933	5,542
General and administrative	1,353	1,769	1,723	1,669	1,272	1,043	872	1,170
Amortization of deferred stock compensation and other stock charges	1,351	613	(74)	(40)	30	12	3	—
Amortization of goodwill and purchased intangible assets	258	259	234	104	42	42	41	14
Settlement of litigation	—	—	—	—	1,701	—	—	—

Total operating expenses	12,929	13,389	10,917	9,848	10,397	7,423	7,159	9,182

Loss from operations	(1,964)	(7,829)	(4,702)	(2,944)	(5,764)	(2,323)	(2,292)	(1,991)
Interest income (expense) and other, net	96	26	45	240	(79)	48	47	(221)

Loss before provision for income taxes	(1,868)	(7,803)	(4,657)	(2,704)	(5,843)	(2,275)	(2,245)	(2,212)
Provision for income taxes	(65)	(88)	(90)	68	(45)	(37)	(45)	19

Net loss	$(1,933)	$(7,891)	$(4,747)	$(2,636)	$(5,888)	$(2,312)	$(2,290)	$(2,193)

Basic and diluted net loss per share	$(0.16)	$(0.62)	$(0.36)	$(0.20)	$(0.44)	$(0.17)	$(0.17)	$(0.16)

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

We are subject to employer payroll taxes, both domestic and foreign, on employee exercises of non-qualified stock options. These taxes are recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees, measured by the difference between the price of our common stock on the date of exercise and the exercise price. We receive domestic tax deductions for gains realized by domestic employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital when realized. Our taxes and cash flows could vary significantly from quarter to quarter depending on the number of non-qualified stock options exercised by employees in any quarter and, consequently, our results of operations could be adversely impacted.

Other factors that could affect our quarterly operating results include those described below and under the caption “Factors That May Affect Future Operating Results:”

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	technical difficulties or service interruptions of our computer network systems or the Internet generally;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business; and

•	foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, our principal source of liquidity included cash and cash equivalents of $16.6 million and short-term investments of $150,000. At May 31, 2004 our bank facility covenants required us to maintain cash, net of borrowings of $8.0 million.

	Year Ended
	May 31, 2004	May 31, 2003	May 31, 2002
	(dollars in thousands)
Cash used in operating activities	$(7,194)	$(10,033)	$(12,916)
Cash provided by investing activities	3,203	9,207	9,128
Cash provided by financing activities	3,053	8,869	1,478

Cash Used In Operating Activities

Our largest source of operating cash flows is from our customers upon the purchase of license and support services, support renewals and consulting services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash used in operating activities decreased in fiscal 2004 compared to fiscal 2003 due primarily to a lower net loss, which was partially offset by lower depreciation and amortization. Cash used in operating activities during fiscal 2004 was primarily attributable to a net loss of $12.7 million, which was partially offset by a decrease in accounts receivable of $2.7 million, and depreciation and amortization of $1.6 million. Cash used in operating activities during fiscal 2003 was primarily attributable to a net loss of $17.2 million, which was partially offset by depreciation and amortization of $2.7 million, a decrease in accounts receivable of $2.7 million, and amortization of acquired developed technology of $1.4 million. Cash used in operating activities during fiscal 2002 was primarily attributable to a net loss of $25.5 million, which was partially offset by amortization of deferred stock compensation of $7.0 million, depreciation and amortization of $3.5 million, amortization of goodwill of $2.5 million and a charge for acquired in-process research and development of $2.2 million.

Cash Provided By Investing Activities

Cash provided by investing activities was primarily attributable to proceeds from redemptions and maturities of short-term investments of $3.5 million in fiscal 2004, $9.6 million in fiscal 2003 and $9.9 million in fiscal 2002. Cash provided by investing activities decreased in fiscal 2004 compared to fiscal 2003 due to reduced proceeds from net redemptions and maturities as a result of fewer short-term investments.

Cash Provided By Financing Activities

Cash provided by financing activities decreased in fiscal 2004 compared to fiscal 2003 due primarily to lower proceeds from the issuance of common stock, which, during fiscal 2003, reflects $9.2 million in proceeds from the issuance of common stock in a private placement. This decrease was partially offset by net borrowings under our credit facility of $3.1 million during fiscal 2004. Cash provided by financing activities during fiscal 2002 was primarily attributable to proceeds from the issuance of stock under our stock incentive programs of $3.0 million, partially offset by $1.7 million of payments of principal on capital lease obligations.

Contractual Obligations

As of May 31, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases and our credit facility. The credit facility was last amended in August 2004. The credit facility, as in effect at May 31, 2004 and prior to the August 2004 amendment, provided for an equipment term loan of up to $1.0 million (“Equipment Line”), a separate term loan of $1.2 million (“Term Loan”), and a revolving line of credit (“Revolving Line”) that allowed Saba to borrow up to $3.5 million. In May 2004, Saba borrowed $3.5 million against the Revolving Line, which was repaid in June 2004. Saba made borrowings totaling $198,000 during fiscal 2004 and $484,000 during fiscal 2003 under the Equipment Line, which must be repaid in 36 equal monthly installments of principal plus interest. Term loans with principal of $450,000 at May 31, 2004, and $444,000 at May 31, 2003 were outstanding under the Equipment Line that bear interest at fixed rates ranging from 4.90% to 6.80% and maturities from August 2005 to May 2007. Saba had outstanding under the Term Loan principal in the amount of $733,000 at May 31, 2004 and $1.1 million at May 31, 2003. The Term Loan bears interest at a variable rate equal to the banks prime rate plus 1.50% and matures in March 2006.

Under the credit facility, we had to satisfy certain covenants, including a financial covenant, to maintain a balance of unrestricted cash and cash equivalents, net of borrowings, of $8.0 million at each fiscal quarter end and $7.0 million on any date that was not a fiscal quarter end. As of May 31, 2004, we were in compliance with all such covenants. The credit facility also restricted our ability to pay cash dividends.

The following table summarizes our contractual obligations at May 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $26.0 million in operating leases, net of sublease income, $222,000 has been included in accrued restructuring charges as of May 31, 2004. Sublease income included in the table below amounted to $316,000 for fiscal 2005 and $206,000 for fiscal 2006.

	Total	Operating Leases	Capital Leases	Debt Obligations	Patent Settlement
	(in thousands)
Fiscal Year Ending May 31,
2005	$3,876	$2,749	$37	$715	$375
2006	3,253	2,684	7	562	—
2007	2,420	2,321	—	99	—
2008	2,351	2,351	—	—	—
2009	2,439	2,439	—	—	—
Thereafter	13,499	13,499	—	—	—

	$27,838	$26,043	$44	$1,376	$375

We currently anticipate that our available cash resources and credit facility, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

RECENT EVENTS

In August 2004, we entered into a common stock purchase agreement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. providing for the issuance of 2,674,500 shares of our common stock at a price of $3.2841 per share. Total estimated net proceeds from the private placement are $8.6 million. Prior to the closing of the private placement, we received from Nasdaq a letter indicating our non-compliance with the minimum stockholders’ equity requirement necessary to remain eligible for continued listing on the Nasdaq National Market. As a result of the closing of the private placement, we believe that we comply with Nasdaq’s minimum stockholders’ equity requirement as of the date of this Annual Report. As Nasdaq does with all companies, it will continue to monitor us for ongoing compliance with the minimum stockholders’ equity requirement. Failure to demonstrate compliance with the minimum stockholder’s equity requirement in our Quarterly Report for the three months ending August 31, 2004 could subject us to delisting from the Nasdaq National Market.

In August 2004, we amended our credit facility to provide for a $5.0 million non-formula based revolving line of credit and an equipment term loan of up to $400,000. Under the revolving line of credit and equipment term loan, we may make draws through August 2005. Interest on borrowings under the revolving line of credit must be repaid monthly and outstanding principal must be repaid in August 2005. Borrowings under the equipment term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the revolving line of credit bears interest at a rate equal to the bank’s prime rate plus 1.50% per annum and outstanding principal under equipment term loan bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Other terms of the credit facility, including terms applicable to the existing term loans with outstanding principal of $450,000 at May 31, 2004, remained unchanged. This amended credit facility requires us to satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. The credit facility also restricts our ability to pay cash dividends.

Factors That May Impact Future Operating Results

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2004, we had $2,000 of purchased intangible assets to be amortized and our remaining goodwill balance was $5.3 million. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products, such as our Saba Enterprise Performance product, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill.

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

Our lengthy sales cycle could cause delays in revenue growth.

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

A decline in the price of, or demand for, our main product, Saba Enterprise Learning or our related services offerings would seriously harm our revenues and operating margins.

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

We are exposed to recent unfavorable economic conditions.

We have seen a rapid and increasingly severe downturn in the United States economy since the first quarter of fiscal 2001 (ended August 31, 2000), which has been further stalled by terrorist attacks in September 2001 and the war in Iraq in early 2003. There can be no certainty as to the severity or duration of this downturn. Although we cannot predict the extent and timing, if any, of the impact of economic downturns in the United States on economies in other countries or geographic regions, we have also seen an economic slowdown in certain international markets in which we conduct business. If the economic conditions in the United States continue or worsen or if a global economic slowdown intensifies, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers’ and prospects’ budgets for our products and services, but also they may adversely affect our customers’ ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Our performance depends on a new market: human capital development and management.

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

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue.

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for fiscal 2004, fiscal 2003, and fiscal 2002, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted loss per share would have been increased by $0.89, $1.02, and $1.38 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 2 of the Notes to Consolidated Financial Statements.

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We may discover areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

We intend to grow our business significantly. To support our growth plans, we may need to expand our existing management, operational, financial and human resources, customer service and management information systems and controls. We may be unable to expand these systems and to manage our planned growth successfully, and this inability would adversely affect our business.

Intense competition in our target market could impair our ability to grow and to achieve profitability.

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

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other partners, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for 44% of our revenues for our fiscal year ended May 31, 2004 and 28% for our fiscal years ended May 31, 2003 and 2002. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to certain risks, including:

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

Our business is subject to a variety of U.S. and foreign laws that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

The applicability of existing laws governing issues such as property ownership, copyrights, and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. For example, the interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver our software or services, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

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

Delays in releasing new products or enhanced versions of our existing products could adversely affect our competitive position.

As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want, in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing future products or enhancements of our products could harm our business.

If we release products containing defects, we may need to halt further shipments and our business and reputation would be harmed.

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

Claims by third parties that we infringe their intellectual property rights may result in costly litigation.

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

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, we have three patents issued in the United States and four patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

Our disaster recovery plan does not include redundant systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba Learning ASP Edition and our hosting services. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

We depend upon continuing our relationship with third-party integrators who support our solutions.

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

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures. In addition, in order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various financial requirements established by Nasdaq. As a result of the closing of a private placement in August 2004, we believe that we comply with Nasdaq’s minimum stockholders’ equity requirement as of the date of this Annual Report. As Nasdaq does with all companies, it will continue to monitor us for ongoing compliance with the minimum stockholders’ equity requirement. Failure to demonstrate compliance with the minimum stockholders’ equity requirement or other requirements could subject us to delisting from the Nasdaq National Market.

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses.

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

Our stock price may fluctuate substantially.

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

Sales of shares eligible for future sale could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

The anti-takeover provisions in our charter documents could adversely affect the rights of the holders of our common stock.

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

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In May 2004, we borrowed $3.5 million against the line of credit, which was repaid in June 2004. Therefore, only future borrowings would be affected by changes in the market interest rates. The revolving line of credit portion of our credit facility, as amended in August 2004, allows us to make draws at a variable interest rate using the bank’s prime rate plus 1.50%.

At May 31, 2004, we had outstanding equipment term loans of $450,000 that bear interest at fixed rates ranging from 4.90% to 6.80%. The equipment term loan portion of our credit facility allows us to make draws at a either a fluctuating rate equal to the bank’s prime rate plus 1.70% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

At May 31, 2004, we also had an outstanding term loan of $733,000 that bears interest at a variable rate based on the bank’s prime rate plus 1.25%. If the bank’s prime rate were to change by 10% from its level at May 31, 2004, the impact would not be material to our financial position or results of operations.

In order to borrow against the credit facility, as amended in August 2004, we must satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. As of May 31, 2004, we were in compliance with the then applicable covenants. The credit facility also restricts our ability to pay cash dividends.

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

Our exposure to foreign exchange rate fluctuations also arises in part from the translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact operating results.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/     Ernst & Young LLP

Palo Alto, California

June 16, 2004,

except for Note 13, as to which the date is

August 20, 2004

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,628	$17,566
Short-term investments	150	3,631
Accounts receivable (net of allowance of $177 at May 31, 2004 and $654 at May 31, 2003)	6,648	9,315
Prepaid expenses and other current assets	1,030	1,218

Total current assets	24,456	31,730
Property and equipment, net	1,040	2,385
Goodwill, net	5,288	5,288
Purchased intangible assets, net	2	542
Other assets	955	891

Total assets	$31,741	$40,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,625	$1,713
Accrued compensation and related expenses	2,533	2,699
Accrued expenses	4,175	3,828
Deferred revenue	9,265	9,497
Borrowings under bank line of credit	3,500	—
Current portion of debt and lease obligations	752	675

Total current liabilities	21,850	18,412
Deferred revenue	179	31
Accrued rent	2,520	2,691
Debt and lease obligations, less current portion	671	1,242

Total liabilities	25,220	22,376
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at May 31, 2004 and 2003; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 authorized shares at May 31, 2004 and 2003; 13,504,417 shares issued at May 31, 2004 and 13,328,680 shares issued at May 31, 2003	54	53
Additional paid-in capital	191,925	191,241
Deferred stock compensation	—	(45)
Treasury stock: 102,997 shares at May 31, 2004 and 102,578 shares at May 31, 2003, at cost	(232)	(232)
Accumulated deficit	(185,012)	(172,329)
Accumulated other comprehensive loss	(214)	(228)

Total stockholders’ equity	6,521	18,460

Total liabilities and stockholders’ equity	$31,741	$40,836

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2004	2003	2002
Revenues:
License	$9,838	$16,440	$27,277
Services	24,633	27,976	28,371

Total revenues	34,471	44,416	55,648

Cost of revenues:
Cost of license	222	156	186
Cost of services	12,057	13,258	14,456
Amortization of acquired developed technology	401	1,358	1,536

Total cost of revenues	12,680	14,772	16,178

Gross profit	21,791	29,644	39,470

Operating expenses:
Research and development	9,972	11,817	14,628
Sales and marketing	17,947	26,047	30,360
General and administrative	4,357	6,514	6,855
Amortization of deferred stock compensation and other stock charges	45	1,850	7,113
Amortization of purchased intangible assets	139	855	1,182
Amortization of goodwill	—	—	2,475
Acquired in-process research and development	—	—	2,199
Settlement of litigation	1,701	—	—

Total operating expenses	34,161	47,083	64,812

Loss from operations	(12,370)	(17,439)	(25,342)
Interest income and other, net	(101)	604	451
Interest expense	(104)	(197)	(412)

Loss before provision for income taxes	(12,575)	(17,032)	(25,303)
Provision for income taxes	(108)	(175)	(164)

Net loss	$(12,683)	$(17,207)	$(25,467)

Basic and diluted net loss per share	$(0.95)	$(1.35)	$(2.19)

Shares used in computing basic and diluted net loss per share	13,411	12,775	11,623

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2001	—	—	11,499,377	46	165,858	(7,448)	(806)	(56,250)	(67)	(129,655)	31	27,959
Collections and other activity on notes receivable	—	—	—	—	—	—	588	(10,000)	(100)	—	—	488
Repurchase of common stock	—	—	—	—	—	—	30	(28,125)	(34)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	35,583	—	1,376	—	—	—	—	—	—	1,376
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	281,188	1	1,662	—	—	—	—	—	—	1,663
Issuance of common stock in connection with acquisition	—	—	249,986	1	14,078	(2,793)	—	—	—	—	—	11,286
Issuance of common stock options and warrants for services	—	—	—	—	74	—	—	—	—	—	—	74
Compensation expense resulting from acceleration of vesting of common stock options	—	—	—	—	39	—	—	—	—	—	—	39
Amortization of deferred stock compensation	—	—	—	—	—	7,000	—	—	—	—	—	7,000
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(663)	663	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(25,467)	—	(25,467)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss												(25,535)

Balances at May 31, 2002	—	—	12,066,134	48	182,424	(2,578)	(188)	(94,375)	(201)	(155,122)	(37)	24,346
Collections on notes receivable	—	—	—	—	—	—	123	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	—	65	(8,203)	(31)	—	—	34
Issuance of common stock under employee stock purchase plan	—	—	29,644	—	139	—	—	—	—	—	—	139
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	157,321	—	171	—	—	—	—	—	—	171
Issuance of common stock options for services	—	—	—	—	83	—	—	—	—	—	—	83
Issuance of common stock, net of issuance costs	—	—	1,075,581	5	9,190	—	—	—	—	—	—	9,195
Amortization of deferred stock compensation	—	—	—	—	—	1,549	—	—	—	—	—	1,549
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(766)	813	—	—	—	—	—	47

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Acceleration of deferred stock compensation resulting from options cancelled in the option exchange program	—	—	—	—	—	171	—	—	—	—	—	171
Net loss	—	—	—	—	—	—	—	—	—	(17,207)	—	(17,207)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(175)	(175)

Comprehensive loss												(17,398)

Balances at May 31, 2003	—	—	13,328,680	53	191,241	(45)	—	(102,578)	(232)	(172,329)	(228)	18,460
Repurchase of common stock	—	—	—	—	—	—	—	(419)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	22,391	1	75	—	—	—	—	—	—	76
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	19,291	—	33	—	—	—	—	—	—	33
Issuance of common stock options for settlement of litigation	—	—	134,055	—	576	—	—	—	—	—	—	576
Amortization of deferred stock compensation	—	—	—	—	—	45	—	—	—	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	(12,683)	—	(12,683)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	19	19

Comprehensive loss												(12,669)

Balances at May 31, 2004	—	$—	13,504,417	$54	$191,925	$—	$—	(102,997)	$(232)	$(185,012)	$(214)	$6,521

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2004	2003	2002
Operating activities:
Net loss	$(12,683)	$(17,207)	$(25,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,618	2,739	3,484
Amortization of purchased intangible assets	139	855	1,182
Amortization of goodwill	—	—	2,475
Amortization of acquired developed technology	401	1,358	1,536
Acquired-in-process research and development	—	—	2,199
Amortization of deferred stock compensation	45	855	7,000
Issuance of warrants and common stock to third parties	—	83	74
Compensation expense resulting from acceleration of vesting of common stock	—	741	39
Acceleration of deferred stock compensation for options cancelled in the option exchange program	—	171	—
Write off of property and equipment	—	—	339
Expense for common stock issued for settlement of litigation	576	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,686	2,692	7,133
Prepaid expenses and other current assets	188	(507)	528
Other assets	(8)	(64)	368
Accounts payable	(88)	284	(2,886)
Accrued compensation and related expenses	(166)	(627)	(3,931)
Accrued expenses	391	(690)	(744)
Deferred revenue	(84)	(651)	(7,227)
Accrued rent	(148)	(51)	968
Other long-term liabilities	(61)	(14)	14

Net cash used in operating activities	(7,194)	(10,033)	(12,916)

Investing activities:
Purchases of short-term investments	—	(14,703)	(27,556)
Proceeds from redemption and maturities of short-term investments	3,476	24,334	37,455
Purchases of property and equipment	(273)	(424)	(771)

Net cash provided by (used in) investing activities	3,203	9,207	9,128

Financing activities:
Proceeds from issuance of common stock under stock plans	109	309	3,038
Proceeds from issuance of common stock in private placement, net of issuance costs	—	9,195	—
Repurchase of common stock	—	(31)	(4)
Principal payments under capital lease obligations	(35)	(1,725)	(1,674)
Lease buyout costs	—	(554)	—
Borrowings under credit facility, net of issuance costs	14,093	2,710	—
Repayments on borrowings under the credit facility	(11,044)	(1,153)	—
Repayments on note payable	(70)	(70)	(70)
Collections on notes receivable from stockholders	—	188	188

Net cash provided by financing activities	3,053	8,869	1,478

Increase (decrease) in cash and cash equivalents	(938)	8,043	(2,310)
Cash and cash equivalents, beginning of period	17,566	9,523	11,833

Cash and cash equivalents, end of period	16,628	17,566	9,523
Short-term investments, end of period	150	3,631	12,618

Total cash, cash equivalents and short-term investments, end of period	$16,778	$21,197	$22,141

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$103	$—

Common stock issued for acquisition	$—	$—	$14,078

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$172	$64	$151

Cash paid for interest	$104	$197	$412

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Saba Software, Inc. (“Saba” or the “Company”) is a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Saba’s solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance. To date, Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues. Saba anticipates that revenues from Saba Enterprise Learning and related services will continue to constitute a substantial majority of its revenues for the foreseeable future.

Saba was incorporated in the State of Delaware in April 1997.

All share and per share data included in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect a one-for-four reverse split approved by Saba’s stockholders in May 2003.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments consist principally of debt securities with maturities between 90 days and two years. Cash, cash equivalents and short-term investments are stated at fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2004 and 2003, Saba classified all of its debt securities as available-for-sale pursuant to SFAS No. 115. The cost of securities sold is based on the specific identification method. At May 31, 2004 Saba’s bank facility covenant required it to maintain cash, net of borrowings of $8.0 million.

The following tables summarize the Company’s cash, cash equivalents and short-term investments:

	May 31, 2004
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$16,628	$—	$—	$16,628
Short-term investments:
Corporate bonds	150	—	—	150

	150	—	—	150
Cash, cash equivalents and short-term investments	$16,778	$—	$—	$16,778

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2003
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Market Value
	(in thousands)
Cash and cash equivalents	$17,566	$—	$—	$17,566
Short-term investments:
Corporate bonds	562	—	—	562
U.S. Government agencies	1,516	4	—	1,520
Commercial paper	1,549	—	—	1,549

	3,627	4	—	3,631
Cash, cash equivalents and short-term investments	$21,193	$4	$—	$21,197

Realized gains and losses on sales of available-for-sale securities were not material for the fiscal years ended 2004, 2003 and 2002.

Short-term investments, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to prepay obligations.

	May 31,
	2004	2003
	(in thousands)
Due in one year or less	$150	$3,475
Due in one to two years	—	156

	$150	$3,631

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

Saba conducts business with companies in various industries throughout the world. Saba generally does not require collateral. Saba Enterprise Learning Suite and related services have accounted for a substantial majority of Saba’s revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on Saba’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $-0- in fiscal 2004, $265,000 in fiscal 2003, and $411,000 in fiscal 2002. Amounts written-off as reductions to the allowance totaled $477,000 in fiscal 2004, $250,000 in fiscal 2003, and $465,000 in fiscal 2002.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2004, there were no customers accounting for more than 10% of Saba’s account receivable balance. At May 31, 2003, one customer accounted for 12% of Saba’s accounts receivable balance.

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

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Noncompetition agreements	$500	$(500)	$—
Acquired developed technology	3,492	(3,490)	2

Total	$3,992	$(3,990)	$2

	May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Noncompetition agreements	$500	$(361)	$139
Acquired developed technology	3,492	(3,089)	403

Total	$3,992	$(3,450)	$542

The total expected future amortization related to purchased intangible assets will be $2,000 in fiscal 2005.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 8. Accordingly, all of Saba’s goodwill is associated with the entire company. As of June 1, 2002, based on Saba’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS No. 142. Accordingly, the second testing phase was not necessary. During the fourth quarter of fiscal 2004, Saba performed the required annual impairment analysis and determined that there was no impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The following adjusted net loss and net loss per share data have been presented on a pro forma basis to eliminate the amortization of goodwill and assembled workforce in the fiscal year ended:

	May 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net loss as reported	$(12,683)	$(17,207)	$(25,467)
Add: Amortization of assembled workforce	—	—	266
Add: Amortization of goodwill	—	—	2,475

Adjusted net loss	$(12,683)	$(17,207)	$(22,726)

Net loss per share as reported	$(0.95)	$(1.35)	$(2.19)
Add: Amortization of assembled workforce per share	—	—	0.02
Add: Amortization of goodwill per share	—	—	0.21

Adjusted net loss per share	$(0.95)	$(1.35)	$(1.96)

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2004, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

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

Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation—Transition and Disclosure.” Saba accounts for stock options issued to non-employees for services or assets acquired using the provisions of SFAS No. 123 with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued using the Black-Scholes option-pricing model, whichever is more reliably measured.

Pro forma information regarding net loss and net loss per share, which is required by SFAS No. 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in fiscal 2004, fiscal 2003 and fiscal 2002 reported below has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Option Plans

	Year Ended May 31,
	2004	2003	2002
Expected life (in years)	3	5	5
Risk-free interest rate	2.7%	4.4%	5.0%
Volatility	0.74	0.90	0.60
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan

	Year Ended May 31,
	2004	2003	2002
Risk-free interest rate	2.1%	4.4%	5.0%
Volatility	0.76	0.90	0.60
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted for fiscal 2004 was $1.85, fiscal 2003 was $3.95, and for fiscal 2002 was $13.76.

The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Year Ended May 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net loss as reported	$(12,683)	$(17,207)	$(25,467)
Add: Total stock-based employee compensation expense included in net loss	45	1,767	7,039
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,041)	(14,834)	(23,046)

Adjusted net loss	$(24,679)	$(30,274)	$(41,474)

Net loss per share as reported	$(0.95)	$(1.35)	$(2.19)
Adjusted net loss per share	$(1.84)	$(2.37)	$(3.57)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma impact of options on the net loss for fiscal 2004 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net loss	$(12,683)	$(17,207)	$(25,467)

Weighted-average shares of common stock outstanding	13,436	12,887	11,931
Weighted-average shares of common stock subject to repurchase	(25)	(112)	(308)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	13,411	12,775	11,623

Basic and diluted net loss per share	$(0.95)	$(1.35)	$(2.19)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 223,147 at May 31, 2004, 189,625 at May 31, 2003 and 606,140 at May 31, 2002. The common equivalent shares from options and warrants would be determined on a weighted-average basis using the treasury stock method.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support and consulting services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License revenues from end-users are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and generally recognizes revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from application service provider offering and from hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Accounts receivable includes amounts earned but unbilled of $1.1 million at May 31, 2004 and $794,000 at May 31, 2003. Deferred revenue consists of prepaid fees for services and support agreements and license fees to be recognized in future periods.

Advertising Expense

Advertising costs are expensed as incurred. Saba incurred advertising costs of $71,000 in fiscal 2004, $24,000 in fiscal 2003 and $14,000 in fiscal 2002.

Foreign Currency Translation

For subsidiaries whose functional currency is the local currency, gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss and is reported in the accompanying statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows:

	May 31,
	2004	2003
	(in thousands)
Unrealized gain on available-for-sale securities	$—	$4
Foreign currency translation losses	(214)	(232)

Accumulated other comprehensive loss	$(214)	$(228)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Property and Equipment

Property and equipment consists of the following:

	May 31,
	2004	2003
	(in thousands)
Computer equipment	$9,349	$9,131
Office furniture and fixtures	1,937	1,913
Leasehold improvements	1,005	974

	12,291	12,018
Less accumulated depreciation and amortization	(11,251)	(9,633)

	$1,040	$2,385

4.	Debt and Lease Obligations

Note Payable

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $192,500 at May 31, 2004 and $262,500 at May 31, 2003.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. The credit facility was last amended in August 2004. The credit facility, as in effect at May 31, 2004 and prior to the August 2004 amendment, provided for an equipment term loan of up to $1.0 million (“Equipment Line”), a separate term loan of $1.2 million (“Term Loan”), and a revolving line of credit (“Revolving Line”) that allowed Saba to borrow up to $3.5 million. In May 2004, Saba borrowed $3.5 million against the Revolving Line, which was repaid in June 2004. Saba made borrowings totaling $198,000 during fiscal 2004 and $484,000 during fiscal 2003 under the Equipment Line, which must be repaid in 36 equal monthly installments of principal plus interest. Term loans with principal of $450,000 at May 31, 2004 and $444,000 at May 31, 2003 were outstanding under the Equipment Line that bear interest at fixed rates ranging from 4.90% to 6.80% and maturities from August 2005 to May 2007. Saba had outstanding under the Term Loan principal in the amount of $733,000 at May 31, 2004 and $1.1 million at May 31, 2003. The Term Loan bears interest at a variable rate equal to the banks prime rate plus 1.50% and matures in March 2006.

Under the credit facility, Saba had to satisfy certain covenants including a financial covenant to maintain a balance of unrestricted cash and cash equivalents, net of borrowings, of $8.0 million at each fiscal quarter end and $7.0 million on any date that is not a fiscal quarter end. As of May 31, 2004 Saba was in compliance with all financial covenants. The credit facility also restricted Saba’s ability to pay cash dividends.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. During fiscal 2003 and fiscal 2002, Saba also financed the acquisition of furniture and equipment under capital leases. In March 2003, Saba modified an existing credit facility to buy out certain capital leases in

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of $1.1 million, representing the fair market value of the leased assets. The original cost of assets under capital leases was $102,500 at both May 31, 2003 and May 31, 2004, and the accumulated amortization was $58,800 at May 31, 2004 and $25,500 at May 31, 2003.

Rent expense was $4.2 million in fiscal 2004 and fiscal 2003, and $5.1 million in fiscal 2002. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

The following table summarizes Saba’s future minimum lease payments, net of sublease income for operating leases, and debt obligations as of May 31, 2004. Of the $26.0 million in operating leases, net of sublease income, $222,000 has been included in accrued restructuring charges as of May 31, 2004. Sublease income included in the table below amounted to $316,000 for fiscal 2005 and $206,000 for fiscal 2006.

	Total	Operating Leases	Capital Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2005	$3,504	$2,749	$40	$715
2006	3,253	2,684	7	562
2007	2,420	2,321	—	99
2008	2,351	2,351	—	—
2009	2,439	2,439	—	—
Thereafter	13,499	13,499	—	—

	$27,466	$26,043	$47	$1,376

Less amounts representing interest			(3)

Present value of minimum lease payments			44
Less current portion of minimum lease payments			(37)

			$7

5.	Stockholders’ Equity

Common Stock

In October 2002, Saba completed a private placement of 1,075,580 shares of common stock at fair market value for aggregate proceeds of $9.25 million with funds affiliated with Sequoia Capital, a related party. Michael Moritz, a director on Saba’s Board of Directors, is a General Partner of Sequoia Capital.

During fiscal 2000, Saba issued to seven executives and one advisory board member restricted stock subject to repurchase by Saba at original sales prices that range from $1.20 to $40.00 per share. The repurchase rights lapse over vesting periods that range from one to four years. All of the shares subject to repurchase were completely vested at May 31, 2004, and 59,039 shares were completely vested at May 31, 2003. The consideration for such shares paid included full-recourse promissory notes. All remaining balances on the promissory notes were paid off during fiscal 2003.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock Reserved for Future Issuance

Saba has reserved shares of common stock for issuance as follows at May 31, 2004:

Stock options outstanding	2,494,591
Stock options available for future grant	1,960,583
Employees stock purchase plan	1,112,034

5,567,208

Employee Stock Purchase Plan

The Board of Directors proposed and the stockholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) in January 2000 that was effective upon the completion of Saba’s initial public offering. Under the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. Shares issued under the ESPP were 22,391 during fiscal 2004 and 29,644 during fiscal 2003. As of May 31, 2004, 1,112,034 shares were available for issuance under the ESPP.

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

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. As of May 31, 2004, 3,331,371 shares were available for issuance under the 2000 Plan.

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

During fiscal 2003, Saba announced a voluntary stock option exchange program for employees. Under this program, employees were given the opportunity until June 28, 2002 to make an election to cancel their

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding stock options with exercise prices greater than $23.72 per share under the 1997 Plan or 2000 Plan, in exchange for an equal number of shares to be granted at least six months and one day from the cancellation date at an exercise price equal to the fair market value on the date of grant. Those employees who elected to participate in the exchange program were also required to exchange all options granted during the six-month period prior to the cancellation date. Under this program, options to purchase approximately 417,000 shares of Saba common stock were tendered by 142 employees. On January 2, 2003, Saba granted options to purchase approximately 290,000 shares of common stock to replace the tendered options. A certain number of employees terminated their employment in the intervening six months and were not granted replacement options. The exercise price of each replacement option was $4.20 per share, which was the fair market value of Saba common stock on January 2, 2003 as represented by the closing price on the Nasdaq National Market. The vesting period of each new option began on January 2, 2003 and ends 12 months after the end of the vesting period stated in the cancelled options. In no event, however, does the new vesting period exceed four years. The new options vest in equal quarterly installments over the vesting period of the new options (proportionately adjusted for any partial quarter at the end of the new vesting period). Saba incurred compensation expense of $171,000 related to the acceleration of amortization of previously recorded deferred stock compensation for options that were cancelled in accordance with the voluntary stock option exchange program. The exchange program did not result in any additional compensation charges or variable plan accounting.

Also during fiscal 2003, Saba granted to a non-employee for consulting services performed, fully vested options to purchase 12,500 shares of Saba common stock at $2.20 per share. In connection with this option grant, Saba recognized stock compensation expense of $83,000 in fiscal 2003 based on the fair value of the options determined using the Black-Scholes option-pricing model.

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Balance, May 31, 2001	2,680,164	$41.56
Granted	1,753,941	13.80
Exercised	(281,188)	5.92
Repurchased	(28,125)	1.20
Canceled	(1,055,296)	49.92

Balance, May 31, 2002	3,069,496	$26.12
Granted	1,225,067	6.12
Exercised	(157,059)	1.08
Canceled	(1,405,734)	37.19

Balance, May 31, 2003	2,731,770	$13.38
Granted	1,295,900	3.70
Exercised	(19,291)	1.82
Canceled	(1,513,788)	14.68

Balance, May 31, 2004	2,494,591	$12.81

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of May 31, 2004 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$0.20 - 2.52	345,887	4.6	$ 2.04	217,186	$ 1.77
$3.63 - 3.63	688,600	5.0	$ 3.63	—	—
$3.78 - 3.78	447,750	5.8	$ 3.78	28,750	$ 3.78
$3.80 - 7.40	373,467	4.4	$ 5.16	198,435	$ 5.14
$8.12 - 11.00	429,473	3.0	$ 9.08	280,021	$ 8.75
$11.36 - 39.36	115,151	2.2	$25.25	97,337	$25.91
$40.00 - 117.50	94,263	1.8	$57.87	90,582	$57.43

	2,494,591	4.4	$ 7.65	912,311	$12.81

At May 31, 2004, 1,960,583 shares were available for future grant under the 1997 Plan and 2000 Plan.

Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba’s common stock on the grant date for certain stock options granted to employees. These amounts were being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $45,000 for fiscal 2004, $1.5 million for fiscal 2003, and $7.0 million for fiscal 2002. Included in amortization of deferred stock compensation is $269,000 in fiscal 2003 and $1.9 million in fiscal 2002 related to the post-acquisition amortization of the deferred stock compensation for the intrinsic value of stock subject to repurchase assumed in connection with the acquisition of Ultris Inc. The estimated intrinsic value of the 49,616 shares subject to repurchase was approximately $2.8 million, which was being amortized over the four-year repurchase period using a graded vesting method. The remaining deferred stock compensation assumed in connection with the acquisition of Ultris Inc. of $644,000 was expensed during fiscal 2003 as a result of the acceleration of vesting of common stock for terminated employees.

While no additional deferred stock compensation was recorded in fiscal 2004, fiscal 2003 or fiscal 2002, a decrease in deferred stock compensation of $813,000 in fiscal 2003 and $663,000 in fiscal 2002 was recorded to reflect the reduction in deferred stock compensation relating to the cancellation of stock options as a result of employee attrition and reductions in workforce.

6.	Income Taxes

The provision for income taxes of $108,000 for fiscal 2004, $175,000 for fiscal 2003, and $164,000 for fiscal 2002 is comprised entirely of income taxes related to foreign operations.

Pretax income or loss from foreign operations was approximately $221,000 of income in fiscal 2004, a $1.9 million loss in fiscal 2003, and a $4.4 million loss in fiscal 2002.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	May 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,800	$43,748
Deferred revenue	747	988
Accruals	2,412	2,465
Property, equipment and purchased intangible assets	2,817	2,955
Credit carryforwards	2,333	2,159

	58,109	52,315
Valuation allowance	(58,060)	(51,970)

Total deferred tax assets	$49	$345
Deferred tax liabilities:
Purchased intangible assets	(1)	(222)
Other	(48)	(123)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $6.1 million in fiscal 2004, and $5.1 million in fiscal 2003. Approximately $12,000 of the valuation allowance at May 31, 2004 is attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders’ equity.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	May 31,
	2004	2003	2002
	(in thousands)
U.S. federal benefit at statutory rate	$(4,402)	$(5,961)	$(8,856)
Net operating loss and temporary differences for which no benefit was realized	4,405	4,459	4,826
Stock related charges	—	549	830
Unbenefitted foreign losses	67	1,093	1,681
Amortization of goodwill	—	—	866
Acquired in-process research and development	—	—	770
Nondeductible expenses	38	35	47

Total	$108	$175	$164

As of May 31, 2004, Saba had net operating loss carryforwards for federal tax purposes of approximately $128.4 million and state tax purposes of approximately $80.9 million. Saba also has research credit carryforwards for both federal and state tax purposes of approximately $1.4 million. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2012 through fiscal 2024. The state net operating loss carryforwards will expire in fiscal 2007 through 2014 and the state

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research credit will carry forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

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

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the year ended May 31:

	Total Revenue			Long-Lived Assets
	2004	2003	2002	2004	2003	2002
	(in thousands)
United States	$19,224	$31,852	$39,792	$6,159	$7,970	$12,293
International	15,247	12,564	15,856	171	245	325

Total	$34,471	$44,416	$55,648	$6,330	$8,215	$12,618

Major Customers

For fiscal 2004 and fiscal 2002, no customer accounted for greater than 10% of revenues. For fiscal 2003, one customer accounted for 12% of revenues.

9.	Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of Saba’s officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. Saba believes that the claims asserted by these lawsuits are without merit, and Saba intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

On May 31, 2002, IP Learn, LLC (IP Learn) filed a complaint against Saba in the United States District Court for the Northern District of California. The complaint alleged that Saba infringed four U.S. patents assigned to IP Learn and asks the court for a preliminary and permanent injunction, as well as unspecified damages. IP Learn later amended the complaint to add a fifth patent to the suit. Substantially similar complaints have been filed against at least four other companies in Saba’s industry. In September 2003, Saba reached an agreement with IP Learn regarding the settlement of the pending litigation. Under the terms of the settlement agreement, Saba was required to pay $1.1 million over nine months. The remaining balance of $375,000 at May 31, 2004 was paid in full during June 2004. In addition, Saba issued approximately 134,000 shares of its common stock valued as of the settlement date at $576,000.

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

Saba’s license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of generally 90 days after delivery. To date, Saba has not incurred or accrued any material costs associated with these warranties.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Acquisitions

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 250,000 shares of Saba’s common stock, including 49,616 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. Pursuant to an independent valuation, the purchase price of Ultris Inc., represented by the 200,375 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 49,616 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. Included in amortization of deferred stock compensation and other stock charges for fiscal 2003 is compensation expense in the amount of $644,000 resulting from the acceleration of vesting of common stock for terminated employees.

In March 2001, Saba completed its acquisition of Human Performance Technologies, Inc., a leading provider of processes and training for human performance management. In consideration for Human Performance Technologies, Inc., Saba issued approximately 128,500 shares of Saba’s common stock with a fair value of approximately $3.7 million, paid $466,000 in cash and assumed net liabilities of $396,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities was included in Saba’s consolidated financial statements as of March 28, 2001 and the results of operations of Human Performance Technologies, Inc. have been included thereafter. The estimated excess of the purchase price over the fair value of the net assets acquired has been valued at $4.6 million, which has been allocated to purchased intangible assets.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Restructuring

During fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2004	2003	2002
	(in thousands)
Cost of revenues	$154	$145	$633
Research and development	166	577	735
Sales and marketing	73	939	1,438
General and administrative	39	232	387

	$432	$1,893	$3,193

During fiscal 2004, Saba recorded net restructuring charges of $432,000. These charges were comprised of $80,000 for an excess facility that arose after default by a subtenant and $393,000 from the consolidation of an excess facility. These charges were partially offset by a $41,000 decrease to a workforce reduction accrual made in a prior period that resulted from severance payments that were less than previous estimates. The excess facilities charges were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2006. During fiscal 2004, Saba recognized accretion expense of $21,000 due to the passage of time in accordance with SFAS No. 146. As a result of these restructurings, Saba estimates that it will not recognize net lease expenses of approximately $218,000 in fiscal 2005 and $98,000 in fiscal 2006. There will not be any future cash savings from these restructurings.

During fiscal 2003, Saba recorded workforce reduction charges of $1.2 million and facilities related charges of $676,000. A substantial majority of the workforce reduction charges, which resulted from the reduction of 40 employees across all business functions and geographic regions, were paid by the end of fiscal 2004 and the remaining balance is expected to be paid by the end of fiscal 2005. The annual cost of these employees was approximately $4.0 million. The facilities related charges relate to non-cancelable lease costs that will be paid over the estimated vacancy period through fiscal 2004.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates. A summary of the restructuring charges is outlined as follows:

	Workforce Reduction Charges	Asset Write Downs	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2001	$533	$450	$300	$1,283
Charges	1,796	—	1,397	3,193
Deductions	—	(450)	—	(450)
Deductions—cash payments	(2,008)	—	(589)	(2,597)

Accrual as of May 31, 2002	321	—	1,108	1,429
Charges	1,217	—	676	1,893
Reduction of accrual	(107)	—	(144)	(251)
Deductions—cash payments	(1,302)	—	(760)	(2,062)

Accrual as of May 31, 2003	129	—	880	1,009
Charges	—	—	473	473
Reduction of accrual	(41)	—	—	(41)
Deductions—cash payments	(21)	—	(697)	(718)
Accretion and other charges (net)	5	—	21	26

Accrual as of May 31, 2004	$72	$—	$677	$749

Estimated remaining cash expenditures	$72	$—	$677	$749

13.	Subsequent Events.

In August 2004, Saba entered into a common stock purchase agreement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. providing for the issuance of 2,674,500 shares of Saba’s common stock at a price of $3.2841 per share. Total estimated net proceeds from the private placement are $8.6 million.

In August 2004, Saba amended its credit facility to provide for a $5.0 million non-formula based revolving line of credit and an equipment term loan of up to $400,000. Under the revolving line of credit and equipment term loan, Saba may make draws through August 2005. Interest on borrowings under the revolving line of credit must be repaid monthly and outstanding principal must be repaid in August 2005. Borrowings under the equipment term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the revolving line of credit bears interest at a rate equal to the bank’s prime rate plus 1.50% and outstanding principal under equipment term loan bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Other terms of the credit facility, including terms applicable to the existing term loans with outstanding principal of $450,000 at May 31, 2004, remained unchanged. This amended credit facility requires us to satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. The credit facility also restricts Saba’s ability to pay cash dividends.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004.

We have adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics is available on our website at www.saba.com. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relative material on our website in accordance with SEC rules.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Related Information” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Index to Exhibits

See Index to Exhibits on page 59.

(b)    Reports on Form 8-K

On March 15, 2004, we filed a current report on Form 8-K disclosing a complaint filed against us by Docent, Inc.

On March 19, 2004, we furnished a current report on Form 8-K in order to furnish our earnings press release for our preliminary financial results for our third fiscal quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board

Dated: August 30, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bobby Yazdani and Peter Williams as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 30, 2004

/s/ PETER E. WILLIAMS III Peter E. Williams III	Chief Financial Officer (Principal Financial and Accounting Officer)	August 30, 2004

/s/ DOUGLAS ALLRED Douglas Allred	Director	August 30, 2004

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	August 30, 2004

/s/ JOE KIANI Joe Kiani	Director	August 30, 2004

/s/ MICHAEL MORITZ Michael Moritz	Director	August 30, 2004

Lawrence D. Lenihan, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(3)	1997 Stock Incentive Plan.

10.3(3)	Form of 2000 Stock Incentive Plan.

10.4(3)	Form of 2000 Employee Stock Purchase Plan.

10.5	Form of Notice of Option Grant for Certain Executive Officers

10.6(4)	Credit Agreement dated August 30, 2002 between Silicon Valley Bank and the Company.

10.7(3)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8	Amendment Nos. 2 and 3 to Credit Agreement between Silicon Valley Bank and the Company.

10.9(5)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.10(5)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.11(5)	Form of Warrant

21.1	List of Subsidiaries of Saba.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to page 58.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(4)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 with the SEC.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.