Form 10-Q
period 2004-08-31
SABA SOFTWARE INC
filed 2004-10-15
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

On October 11, 2004, 16,119,628 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2004

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,003	$16,628
Short-term investments	—	150
Accounts receivable, net	8,254	6,648
Prepaid expenses and other current assets	1,050	1,030

Total current assets	26,307	24,456
Property and equipment, net	885	1,040
Goodwill, net	5,288	5,288
Purchased intangible assets, net	—	2
Other assets	945	955

Total assets	$33,425	$31,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,475	$1,625
Accrued compensation and related expenses	2,084	2,533
Accrued expenses	3,394	4,175
Deferred revenue	8,778	9,265
Borrowings under bank line of credit	—	3,500
Current portion of debt and lease obligations	776	752

Total current liabilities	16,507	21,850
Deferred revenue	165	179
Accrued rent	2,545	2,520
Debt and lease obligations, less current portion	516	671

Total liabilities	19,733	25,220

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000 authorized shares at August 31, 2004; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000 authorized shares at August 31, 2004; 16,207 shares issued at August 31, 2004 and 13,504, shares issued at May 31, 2004	56	54
Additional paid-in capital	200,784	191,925
Treasury stock: 103 shares held at August 31, 2004 and at May 31, 2003, at cost	(232)	(232)
Accumulated deficit	(186,689)	(185,012)
Accumulated other comprehensive loss	(227)	(214)

Total stockholders’ equity	13,692	6,521

Total liabilities and stockholders’ equity	$33,425	$31,741

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Revenues:
License	$2,522	$1,552
Services	6,791	6,661

Total revenues	9,313	8,213

Cost of revenues:
Cost of license	79	85
Cost of services	3,015	3,398
Amortization of acquired developed technology	2	97

Total cost of revenues	3,096	3,580

Gross profit	6,217	4,633

Operating expenses:
Research and development	2,365	2,651
Sales and marketing	4,337	4,701
General and administrative	1,132	1,302
Amortization of purchased intangible assets	—	42
Settlement of litigation	—	1,701

Total operating expenses	7,834	10,397

Loss from operations	(1,617)	(5,764)
Interest income (expense) and other, net	(18)	(79)

Loss before provision for income taxes	(1,635)	(5,843)
Provision for income taxes	(42)	(45)

Net loss	$(1,677)	$(5,888)

Basic and diluted net loss per share	$(0.12)	$(0.44)

Shares used in computing basic and diluted net loss per share	14,026	13,297

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	August 31, 2004	August 31, 2003
Operating activities:
Net loss	$(1,677)	$(5,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	473
Amortization of purchased intangible assets	2	42
Amortization of acquired developed technology	—	97
Amortization of deferred stock compensation	—	30

Changes in operating assets and liabilities:
Accounts receivable	(1,615)	2,694
Prepaid expenses and other current assets	(20)	(96)
Other assets	10	(10)
Accounts payable	(150)	(333)
Accrued expenses	(1,230)	1,571
Accrued rent	25	(17)
Deferred revenue	(501)	(2,214)
Other liabilities	—	(34)

Net cash used in operating activities	(4,923)	(3,685)

Investing activities:
Proceeds from redemptions and maturities of short-term investments	146	2,309
Purchases of property and equipment	(78)	(13)

Net cash provided by investing activities	68	2,296

Financing activities:
Proceeds from issuance of common stock under stock plans	77	58
Proceeds from issuance of common stock in private placement, net of issuance costs	8,784	1,772
Borrowings under credit facility, net of issuance costs	57	—
Repayments on borrowings under the credit facility	(3,660)	(124)
Repayments on note payable	(17)	(18)
Principal payments under capital lease obligations	(11)	(8)

Net cash provided by financing activities	5,230	1,680

Increase in cash and cash equivalents	375	291
Cash and cash equivalents, beginning of period	16,628	17,566

Cash and cash equivalents, end of period	17,003	17,857
Short-term investments, end of period	—	1,319

Total cash, cash equivalents and short-term investments, end of period	$17,003	$19,176

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 30, 2004. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of results for the entire fiscal year ending May 31, 2005 or for any future period.

The condensed consolidated balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options and warrants. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows:

	Three months ended
	August 31, 2004	August 31, 2003
	(in thousands except per share data)
Net loss	$(1,677)	$(5,888)

Weighted-average shares of common stock outstanding	14,031	13,342
Weighted-average shares of common stock subject to repurchase	(5)	(45)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	14,026	13,297

Basic and diluted net loss per share	$(0.12)	$(0.44)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended
	August 31, 2004	August 31, 2003
	(in thousands)
Net loss	$(1,677)	$(5,888)
Foreign currency translation (loss) gain	(9)	11
Unrealized loss on investments	(4)	(3)

Comprehensive loss	$(1,690)	$(5,880)

4. Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenues and long-lived assets information by geographic area:

	Total Revenues Three months ended
	August 31, 2004	August 31, 2003
	(in thousands)
United States	$4,368	$5,319
United Kingdom	1,802	1,331
Rest of World	3,143	1,563

Total	$9,313	$8,213

	Long-Lived Assets
	As of August 31, 2004	As of May 31, 2004
	(in thousands)
United States	$6,000	$6,159
International	173	171

Total	$6,173	$6,330

Major Customers

For each of the three months ended August 31, 2004 and 2003, no customer accounted for greater than 10% of revenues.

5. Credit Facility

In August 2004, Saba amended its credit facility to provide for a $5.0 million non-formula based revolving line of credit and an equipment term loan of up to $400,000. Under the revolving line of credit and equipment term loan, Saba may make draws through August 2005. Interest on borrowings under the revolving line of credit must be repaid monthly and outstanding principal must be repaid in August 2005. Borrowings under the equipment term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the revolving line of credit bears interest at a rate equal to the bank’s prime rate plus 1.50% and outstanding principal under equipment term loan bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Other terms of the credit facility, including terms applicable to the existing term loans with outstanding principal of $450,000 at May 31, 2004, remain unchanged. This amended credit facility requires us to satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. Saba must also meet certain minimum quarterly revenue levels. In the event these targets are met for the next two consecutive quarters this requirement is removed. The credit facility also restricts Saba’s ability to pay cash dividends. As of August 31, 2004, Saba was in compliance with the covenants applicable to this credit facility.

6. Restructuring

During each of fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the quarter ended August 31, 2004 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2004	$72	$677	$749
Charges	—	5	5
Deductions – cash payments	51	102	153

Accrual as of August 31, 2004	$21	$580	$601

Estimated remaining cash expenditures	$21	$580	$601

During the first quarter of fiscal 2004, Saba recorded net restructuring charges of $432,000. These charges were comprised of $80,000 for an excess facility that arose after default by a subtenant and $393,000 from the consolidation of an excess facility. These charges were partially offset by a $41,000 decrease to a workforce reduction accrual made in a prior period that resulted from severance payments that were less than previous estimates. The excess facilities charges were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2006. As a result of this restructuring, Saba estimates that it will not recognize net lease expenses of approximately $218,000 in fiscal 2005 and $98,000 in fiscal 2006. There will not be any future cash savings from this restructuring.

During the second quarter of fiscal 2003, Saba recorded net restructuring charges of $922,000. These charges were comprised of $770,000 for employee severance payments and $152,000 from the consolidation of an excess facility. This restructuring included a worldwide workforce reduction of 24 employees across all business functions and geographies. As of August 31, 2004 all amounts relating this restructuring had been paid.

During the third quarter of fiscal 2003, Saba recorded net restructuring charges of $940,000. These charges were comprised $416,000 for employee severance payments and $524,000 from the consolidation of excess facilities. This restructuring included a worldwide workforce reduction of 16 employees across all business functions and geographies. It is expected that the remaining workforce reduction payments will be made by the end of fiscal 2005. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

7. Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The fair value of options warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Three months ended August 31,
	2004	2003
	(in thousands, except per share amounts)
Net loss as reported	$(1,677)	$(5,888)
Add: Total stock-based employee compensation expense included in net loss	—	30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,628)	(3,362)

Adjusted net loss	$(4,305)	$(9,220)

Net loss per share as reported	$(0.12)	$(0.44)
Adjusted net loss per share	$(0.30)	$(0.69)

The value of stock-based awards on the date of grant using the Black-Scholes option pricing model was calculated using the assumptions in the following table:

	Options		Employee Stock Purchase Plan
	Three-Months Ended August 31,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Volatility	1.34	0.92	0.76	0.92
Risk free interest rates	2.88%	2.51%	2.13%	2.51%
Expected lives of options	2.35 years	3 years	6 months	6 months

8. Guarantees

Saba enters into license agreements that generally provide indemnification for its customers against intellectual property claims. To date, Saba has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

Saba’s license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of generally 90 days after delivery. To date, Saba has not incurred or accrued any material costs associated with these warranties.

9. Equity Funding

In August 2004, Saba entered into a common stock purchase agreement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. providing for the issuance of 2,674,500 shares of Saba’s common stock at a price of $3.2841 per share. Total estimated gross proceeds from the private placement were $8.8 million.

Under the terms of the funding agreement Saba is required to file and have declared effective within 180 days of the closing date a Registration Statement for the common stock issued. In the event that the Registration Statement is not declared effective within this period Saba is required on each 30 day anniversary date, until the Registration Statement is declared effective, to issue, at the option of the investors, either a) warrants to purchase shares equal to 1.5% of the shares held by the holder at an exercise price equivalent to 120%of the closing bid price of Saba’s common stock on the closing date or b) cash amount equivalent to 1.5% of the aggregate purchase price paid by the holder. The liquidated damages pursuant to these terms shall apply on a pro-rata basis for any portion of the 30 day period prior to cure and will accrue pro-rata to each holder for a period until the date which is two years after the closing date.

10. Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. If the settlement is not finalized, Saba believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2004 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

OVERVIEW

Business, Principal Products, Revenue Models and Locations

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

Substantially all of our revenues are derived perpetual licenses of our software products and related product-support and professional services. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, product support and/or professional services. To date, a substantial majority of our software license revenue has been derived from Saba Enterprise Learning. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically 6 to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

Product support includes technical support and future updates for the applicable software product. We typically sell support for an initial period of one year concurrently with the sale of the related software license. After the initial period, support is renewable on an annual basis at the option of the customer. Accordingly, our support revenue depends upon both our sale of additional software licenses and annual renewals of existing support agreements. The growth rate of support revenue does not necessarily correlate directly to the growth rate of license revenue as the support renewal rate has a greater impact on support revenue as our installed base of customers grows. For example, if license revenues remained constant, support revenue would continue to grow as a result of the incremental support revenue associated with new license sales, assuming renewal rates stayed relatively constant. We believe that support revenue will continue to grow as we anticipate that a substantial majority of our customers will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase support.

Our professional services offerings include (i) implementation services, (ii) education services for our customers regarding how to use our software, and (iii) hosting services that enable customers’ that separately purchase software licenses to access and use the software on computers operated by or for us. Our implementation and education services are typically initiated and provided to customers that license software directly from us over a period of three to nine months after licensing the software. Accordingly, our implementation and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three- to nine-month period. In addition, our implementation and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation and education of their software upgrade. Although we primarily provide implementation services on a time and materials basis, a significant portion of these services is provided on a fixed fee basis. Hosting services are generally provided pursuant to annual agreements and the associated revenue is recognized ratably over the hosting term.

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

Significant Trends and Developments in Our Business

Since we began operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration of the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

During fiscal 2004, fiscal 2003 and fiscal 2002, in response to the global economic slowdown, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Although we do not have any current plans to implement additional restructuring programs, business conditions may require us to reduce or otherwise adjust our workforce or consolidate excess facilities in the future.

Despite these recent improvements in macro-economic trends, we believe many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software. We attribute this continued level of depressed spending on enterprise software to customers’ concerns regarding the sustainability of the current economic recovery and the current geopolitical environment.

In order to achieve profitability, we will need to generate significantly higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products and general economic conditions. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and to manage expenses to align our operations and cost structure with market conditions. For example, we recently expanded our worldwide field organizations, particularly our North American sales team, and reduced research and development expenses by reallocating headcount from the U.S. to our lower-cost development center in India. We currently do not have plans to shift any other operations outside of the U.S.

We experience seasonality during our first fiscal quarter as sales are typically lower than sales in the immediately preceding fourth fiscal quarter. Contributing to this seasonality is the timing of our first fiscal quarter that occurs during the summer months when general business activities slow down in a number of territories where we conduct our operations, particularly Europe. Our commission structure and other sales incentives also tend to result in fewer sales in the first fiscal quarter than in the fourth fiscal quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting and hosting services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from sales of our perpetual licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we generally recognize revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Fees due under extended payment terms are recognized as revenue when they become due. Revenues from our application service provider offering, from software licenses with terms of less than 3 years and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled approximately $8.3 million as of August 31, 2004. The allowance for doubtful accounts, which totaled approximately $175,000 as of August 31, 2004, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at August 31, 2004 was $5.3 million. As of August 31, 2004 we had no remaining balance of purchased intangibles to be amortized.

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

Restructuring costs. The total accrued restructuring balance as of August 31, 2004 was $601,000, which was comprised of $580,000 for facilities related charges and $21,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

Revenues

	Three months ended
	August 31, 2004	Percent of Total Revenue	August 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Revenues:
License	$2,522	27.1%	$1,552	18.9%
Services	6,791	72.9%	6,661	81.1%

Total revenues	$9,313	100%	$8,213	100%

Total Revenues. Total revenues increased by 13% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. This increase was primarily a result of increased license revenue. As a percentage of total revenues, revenues from customers outside the United States represented 53% for the three months ended August 31, 2004 and 35% for the three months ended August 31, 2003. The increase in international revenue as a percentage of total was primarily due to an increase in revenues from our operations outside the United States that was partially offset by a decline in services revenue in the United States. During each of the three months ended August 31, 2004 and August 31, 2003, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased 63% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The increase in license revenue during the three months ended August 31, 2004 compared to the three months ended August 31, 2003 was primarily attributable to an increase in license revenue during the three months ended August 31, 2004 from transactions outside the United States.

Services Revenue. Services revenue increased 2% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The increase in services revenue results from an increase in maintenance revenue of approximately $632,000, which is primarily attributable to approximately $325,000 of back maintenance fees received from an existing customer and an increase in the number of customers purchasing maintenance resulting from an expanded base of installed customers. This increase was partially offset by decreases in consulting revenue of approximately $506,000. The decline in consulting revenue was primarily due to the completion during the three months ended August 31, 2003 of two major consulting projects, which accounted for approximately $777,000 of consulting revenue during that period.

International revenues as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
	August 31, 2004	Percent of Total Revenue	August 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$79	0.8%	$85	1.0%
Cost of services	3,015	32.4%	3,398	41.4%
Amortization of acquired developed technology	2	—%	97	1.2%

Total cost of revenues	$3,096	33.2%	$3,580	43.6%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. As a percentage of license revenue, cost of license revenue was approximately 3.1% for the three months ended August 31, 2004 and 5.5% for the three months ended August 31, 2003. The decrease on an absolute basis and as a percentage of license revenue was primarily attributable to a decrease in the amount of royalties paid to third parties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. The decrease in the cost of services revenue was primarily attributable to a decrease of $538,000 related to lower headcount and the restructuring of certain of our United States facilities. These decreases were partially offset by an increase of approximately $173,000 in costs associated with the use of third party consultants on implementation projects generally in countries where we do not employ consulting services personnel. As a percentage of services revenue, cost of services was 44.4% for the three months ended August 31, 2004 and 51.0% for the three months ended August 31, 2003. The decrease in the cost of services revenue as a percentage of services revenue was primarily attributable to higher margin support revenue as a percent of total services revenue and savings as a result of our restructuring.

Amortization of Acquired Developed Technology. The cost of revenues includes amortization of acquired developed technology of $2,000 for the three months ended August 31, 2004 and $97,000 for the three months ended August 31, 2003. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. The charge for the three months ended August 31, 2004 represents the unamortized balance as of May 31, 2004. These intangible assets are fully amortized as of August 31, 2004.

Because our cost of services revenue is greater than our cost of license revenue, cost of total revenues, as a percentage of total revenues, will fluctuate based on the mix of licenses and services sold.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock compensation, other stock charges, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

	Three months ended
	August 31, 2004	Percent of Total Revenue	August 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$2,365	25.4%	$2,651	32.2%
Sales and marketing	4,337	46.6%	4,701	57.3%
General and administrative	1,132	12.2%	1,302	15.8%
Amortization of purchased intangible assets	—	0%	42	0.5%
Settlement of litigation	—	0%	1,701	20.7%

Total operating expenses	$7,834	84.2%	$10,397	126.5%

Research and development. Research and development expense decreased 11% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The decrease was primarily attributable to decreases in research and development personnel in the U.S., offset by increased staffing in our lower-cost development center in India, which resulted in reductions in payroll costs and external consultant fees of approximately $169,000. In addition, as a result of the restructuring of certain of our United States facilities, the amount allocated for facilities expenses decreased by approximately $92,000. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expense decreased 8% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. This decrease was primarily attributable to reduced salary and benefits expenses of approximately $350,000 as a result of a lower number of sales and marketing personnel and lower facilities allocations of approximately $183,000 as a result of the restructuring of certain of our United States facilities. This was offset by increased marketing expenditures of approximately $152,000 for specific marketing events. Despite this decrease, we expect sales and marketing expenses to increase in the foreseeable future.

General and administrative. General and administrative expense decreased 11% during the three months ended August 31, 2004 compared to the three months ended August 31, 2003. These decreases were primarily attributable to lower general and administrative headcount resulting in a reduction of approximately $85,000 and a decrease in legal fees and other outside consulting fees of approximately $56,000.

For the three months ended August 31, 2003, we amortized deferred stock-based compensation of $30,000, which is included in general and administrative expenses. During the three months ended August 31, 2004 we did not have any deferred stock-based compensation charge. We do not expect to incur future deferred stock-based compensation charges unless we issue stock options that must be accounted for using a fair value method or there are changes in the accounting guidance for employee stock-based awards.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended August 31, 2003 is attributable to the non-competition agreements entered into as a result of our March 2001 acquisition of Human Performance Technologies, Inc. This balance was fully amortized in the fourth quarter of fiscal year 2004.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we were required to pay $1.1 million over nine months. As of August 31, 2004, all amounts due under this settlement had been paid.

Interest income and other, net

Interest income and other, net consists of interest income, interest expense and other non-operating expenses. Interest income and other, was $27,000 for the three months ended August 31, 2004, and $42,000 for the three months ended August 31, 2003. Interest expense was $19,000 for the three months ended August 31, 2004 and $29,000 for the three months ended August 31, 2003, and foreign exchange losses were $26,000 for the three months ended August 31, 2004 and $92,000 for the three months ended August 31, 2003.

The decrease in interest income and other was due to lower overall balances on our short-term investments. The decrease in interest expense was due to the fact that we paid off approximately $3.5 million due under our credit facility with Silicon Valley Bank. The reduction in foreign exchange losses arises from lower fluctuations in foreign currency denominated receivables, notably those denominated in Euro.

Provision for income taxes

From inception through August 31, 2004, we incurred net losses for federal and state tax purposes. Income tax expense was $42,000 during the three months ended August 31, 2004 and $45,000 during the three months ended August 31, 2003. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters. In addition, we experience seasonality during our first fiscal quarter as sales are typically lower than sales in the immediately preceding fourth fiscal quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2004, our principal source of liquidity included cash and cash equivalents of $17.0 million. We also have the ability to borrow up to an additional $5.0 million through our existing credit facility, which is subject to our compliance with the financial covenants of that facility.

	Three Months Ended
	August 31, 2004	August 31, 2003
	(in thousands)
Cash used in operating activities	$(4,923)	$(3,685)
Cash provided by investing activities	68	2,296
Cash provided by financing activities	5,230	1,680

Cash Used In Operating Activities

Cash used in operating activities was approximately $4.9 million during the three months ended August 31, 2004, compared to $3.7 million during the three months ended August 31, 2003, representing an increase of approximately $1.2 million or 34% year over year. The primary reasons for the increase in cash used by operations was a decline in receivables of $1.6 million during the three months ended August 31, 2004 compared to an increase of $2.7 million during the quarter ended August 31, 2003 and a decline in accrued expenses of $1.2 million during the three months ended August 31, 2004 compared to an increase of $1.6 million during the three months ended August 31, 2003. The increase in cash used in operations during the three months ended August 31, 2004 was offset by a decrease in the net loss in the period of approximately $4.2 million, or 72%, and an increase in deferred revenue of $501,000 compared to an increase of $2.2 million in the three months ended August 31, 2003, representing a 77% reduction in the level of the increase.

The increase in receivables during the three months ended August 31, 2004 was primarily due to a higher level of licensing transactions, the majority of which closed in the final month of our quarter combined with collection efforts in the final quarter of fiscal 2004, which resulted in a lower receivables balance entering the quarter ended August 31, 2004. The decline in payables represents the payment of certain amounts accrued at fiscal year-end, including the final payment in connection with the settlement in September 2003 of the patent litigation. An accrual for the settlement of this litigation of approximately $1.7 million is included in our balance sheet as of August 31, 2003 and was the primary reason for the increase in payables during the three months ended August 31, 2003. The decline in our deferred revenue balance was primarily due to our historically lower number of support renewals in the first quarter compared to the fourth quarter of the prior fiscal year.

Cash Provided By Investing Activities

Cash provided by investing activities was approximately $68,000 during the three months ended August 31, 2004 compared to $2.3 million during the three months ended August 31, 2003, representing a 97% decrease year on year. The decrease was due to lower amounts being generated by sales of short-term investments as we maintained our cash balances in cash and cash equivalents.

Cash Provided By Financing Activities

Cash provided by financing activities was approximately $5.2 million during the three months ended August 31, 2004 compared to approximately $1.7 million during the three months ended August 31, 2003, an increase of approximately $3.6 million year over year. The increase was as a result of an increase in proceeds from the issuance of our common stock, which, during the three months ended August 31, 2004, reflects $8.8 million in gross proceeds from the issuance of common stock in a private placement. This increase was partially offset by repayment of borrowings under our credit facility of $3.5 million during the three months ended August 31, 2004.

Contractual Obligations

At August 31, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases, a note payable and our credit facility. In August 2004 we amended certain terms and conditions associated with out credit facility (see Note 5 to Notes to Condensed Consolidated Financial Statements) and we also repaid approximately $3.5 million which was outstanding as of this date. This facility is subject to our compliance with certain covenants, including the requirement to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. Saba must also meet certain minimum quarterly revenue levels. In the event these targets are met for the next two quarters this requirement is removed. The credit facility also restricts Saba’s ability to pay cash dividends. As of August 31, 2004, we were in compliance with these covenants and we expect to continue to be in compliance with these covenants for the foreseeable future.

The following table summarizes our contractual obligations at August 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $25.4 million in operating leases, net of sublease income, $580,000 has been included in accrued restructuring charges as of August 31, 2004. Sublease income included in the table below amounts to $219,000 for the remainder of fiscal 2005, $241,000 for fiscal 2006 and $31,000 for fiscal 2007.

	Total	Operating Leases	Capital Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2005 (remainder)	$2,623	$2,046	$25	$552
2006	3,286	2,697	7	582
2007	2,442	2,321	—	121
2008	2,357	2,351	—	6
2009	2,439	2,439	—
Thereafter	13,499	13,499	—

	$26,646	$25,353	$32	$1,261

As of August 31, 2004 we had no significant commitments related to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of August 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2004, our remaining goodwill balance was $5.3 million. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in the last two fiscal years our quarterly revenues have fluctuated between approximately $14.7 million and $7.8 million and our quarterly net loss has fluctuated between approximately $1.9 million and 7.9 million. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	the demand for our products and professional services and our efficiency in rendering our professional services;

•	the variability in the mix of our license and services revenue in any quarter;

•	the variability in the mix of the type of services delivered in any quarter and the extent to which third party contractors are used to provide such services;

•	the size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

•	the amount and timing of our operating expenses and capital expenditures;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	fluctuations in foreign currency exchange rates

Due to these and other factors, we believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2004 and fiscal 2003 we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variability caused by downturns in the United States and/or international economies, over the long term we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable.

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

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

We experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

We experience quarterly seasonality in the licensing of our products and delivery of our services. For example, revenue has through most of our history been lower in our first fiscal quarter than in the immediately preceding fourth fiscal quarter. Contributing to this seasonality is the timing of our first fiscal quarter that occurs during the summer months when general business activities slow down in a number of territories where we conduct our operations, particularly Europe. Our commission structure and other sales incentives also tend to result in fewer sales in the first fiscal quarter than in the fourth fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for fiscal 2004, fiscal 2003, and fiscal 2002, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted loss per share would have been increased by $0.89, $1.02, and $1.38 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

The loss of the services of our senior executives and key personnel would likely cause our business to suffer.

Our success depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. We do not have employment agreements with any of our executives or other key employees, and we do not maintain key person life insurance for any officers or key employees.

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

We expect competition from a variety of companies.

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

International revenues accounted for 53% of our revenues during the three months ended August 31, 2004 and 44% of our revenues for our fiscal year ended May 31, 2004. Although we intend to continue to maintain our international presence in the future, we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and consequently, our business and future growth, include:

•	difficulties in staffing and managing foreign operations, including language barriers;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Japan, or have exposures in intercompany accounts denominated in foreign currencies;

•	the need to develop internationalized versions of our products and marketing and sales materials;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries; and

•	tariffs, export controls and other trade barriers.

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

Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Despite internal testing and testing by our customers and potential customers, our products are not error-free. Although undiscovered errors in the past have not seriously harmed our business, these errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in a decrease in our revenues.

Claims by third parties that we infringe their intellectual property rights may result in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been subject to one intellectual property action. In our market, one company initiated patent infringement actions against us in 2002 as well as at least four other companies. In September 2003, we settled the action against us and recorded a charge of $1.7 million. We have paid all amounts due under this settlement. In the future, we could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

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

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2004, our remaining goodwill balance was $5.3 million. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees of the acquired company.

Our stock price may fluctuate substantially.

In the last two fiscal years the market price for our common stock has fluctuated between $12.60 per share and $2.32 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

The anti-takeover provisions in our charter documents could delay or prevent a change of control.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At August 31, 2004, all of our investments were considered available-for-sale securities and the average maturity of our investment securities was approximately two months. Due to the nature of our cash equivalents and short-term investments, which consist of money market funds and a corporate bond, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate equal to the bank’s Prime Rate plus 1.5% and 2%. Therefore, only future borrowings would be affected by changes in the market interest rates. As of August 31, 2004 we had not borrowed against this credit facility.

The equipment term loan portion of our credit facility allows us to make draws at either a fluctuating rate equal to the bank’s Prime Rate plus 1.75% or a fixed interest rate equal to the 36-month U.S. Treasury note plus 4%. As of August 31, 2004, we had outstanding equipment term loans of $452,000 that carry fixed interest rates ranging from 4.9% to 6.90%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

As of August 31, 2004, we also had an outstanding term loan of $633,000 that carried a variable interest rate based on the bank’s Prime Rate plus 1.25%. If the bank’s Prime Rate were to change by 10% from its level at August 31, 2004, the impact would not be material to our financial position or results of operations.

In order to borrow against the credit facility we must maintain compliance with certain covenants, including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. As of August 31, 2004, we were in compliance with all covenants applicable to this facility.

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

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2004, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 10, 2004 (the “Closing Date”), we sold 2,674,500 shares of our common stock at $3.2841 per share in a private placement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (collectively “Pequot”), for gross proceeds of approximately $8.8 million.

These shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Regulation D of the Act. However, we are obligated to register the shares for resale on a registration statement to be filed within 30 days of the Closing Date. If the registration statement relating to the shares is not declared effective within 180 days from the Closing Date, we will issue, at Pequot’s option on that date, either (i) a four year warrant (the “Penalty Warrants”) equal to 1.5% of the shares issued to Pequot on the closing date for each 30-day period thereafter (prorated for partial periods) or (ii) cash equal to 1.5% (prorated for partial periods) of the aggregate purchase price paid by Pequot for any shares then held by Pequot, in either case until the date which is two years after the Closing Date. The exercise price of the Penalty Warrants will be equal to 120% of the closing price on the day before the Closing Date. No Penalty Warrant may be exercised by the holder thereof if the Company is listed on the NASDAQ Stock Market and if, upon exercise, such holder would be deemed to beneficially own, in aggregate, 20% or more of the outstanding shares of Common Stock or securities convertible into shares of Common Stock, unless otherwise approved by the Company’s stockholders in accordance with the rules of the NASDAQ National Market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See Exhibit Index following the signature page.

b.	Reports on Form 8-K.

On June 22, 2004, we filed a current report on Form 8-K in order to furnish our earnings press release for our preliminary financial results for the fourth quarter and fiscal year ended May 31, 2004.

On August 11, 2004, we filed a current report on Form 8-K announcing the sale of 2,674,500 shares of our common stock in a private placement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 15, 2004	By:	/s/ Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2	(2)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

3.3	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

4.1		Reference is made to Exhibits 3.1 and 3.2.

31.1		Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.