Form 10-K/A
period 2004-05-31
SABA SOFTWARE INC
filed 2004-10-27
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of October 25, 2004 was 16,119,915.

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

Our Customers

Our customers include a wide spectrum of large, global organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, government, health care, manufacturing, medical equipment, pharmaceutical, professional services and transportation industries. Our customers represent 22% of the Fortune Global 100 and 20% of the FTSE 100. Based on total revenues, our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government.

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

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2004, we had 104 research and development employees in the U.S. and India. We incurred $10.0 million, $11.8 million and $14.6 million in Research and Development expense during the years ended May 31, 2004, 2003 and 2002, respectively.

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

Although we believe that we are a leader in our market space and that our solutions currently compete favorably with respect to these factors, our market is relatively new and is changing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, service, support, marketing and other resources.

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

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. If the settlement is not finalized, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

On March 12, 2004, Docent, Inc. filed a compliant against Saba and two employees in the Circuit Court of Cook County, Illinois. The complaint alleges, among other things, that Saba and the two employees gained an unfair competitive advantage by using Docent confidential employee information to solicit and hire certain Docent employees. In addition, the complaint alleges that Saba and the two employees used certain Docent proprietary information to interfere with Docent’s client and prospective client relationships. On October 26, 2004 we entered into a settlement agreement with Docent. Under the terms of the settlement agreement, the litigation was dismissed. The settlement will have no material impact on our financial condition or operations.

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

Substantially all of our revenues are derived from the sale of perpetual licenses of our software products and related product-support and professional services. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, product support and/or professional services. To date, a substantial majority of our software license revenue has been derived from Saba Enterprise Learning. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically 6 to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

License revenues from sales of our perpetual licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we generally recognize revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from our application service provider offering, from software licenses with terms of less than 3 years and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education, and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. We recognized revenue from fixed fee contracts as the services are delivered, using labor hours incurred as a percentage of expected total labor hours as a measure of completion. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

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

Services Revenue. Services revenue decreased 12% during fiscal 2004 compared to fiscal 2003 and 1% during fiscal 2003 compared to fiscal 2002. These decreases in services revenue during fiscal 2004 compared to fiscal 2003 and during fiscal 2003 compared to fiscal 2002 were primarily attributable to decreases in consulting revenue of $3.7 million, which were partially offset by increases in support revenue of $1.8 million. The decline in consulting revenue during fiscal 2004 compared to fiscal 2003 was due to a decrease in the number of active projects caused primarily by an increase in the number of implementations performed by third-party systems integrators. The increase in the use of third-party systems integrators was partially due to an increase in the mix of international customers where third-party resellers and systems integrators are more frequently utilized. The decline in consulting revenue during fiscal 2003 compared to fiscal 2002 was primarily attributable to a reduction in the average project size resulting from implementation efficiencies.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

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

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors and hosting costs, and billed expenses. The decreases in cost of services revenue in both fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002 were primarily attributable to a reduction in consulting personnel in response to a decline in consulting services revenue. Cost of services revenue represented 49% of services revenue for fiscal 2004, 47% of services revenue for fiscal 2003 and 51% services revenue for fiscal 2002. The increase in cost of services as a percentage of services revenue in fiscal 2004 compared to fiscal 2003 is primarily attributable to a 13% reduction in overall consultant utilization rates and a 9% reduction in realized average hourly billing rates for consultants, partially offset by an increased percentage of higher margin support revenues as a percentage of total services revenue. The decrease in the cost of services as a percentage of services revenue in fiscal 2003 compared to fiscal 2002 is primarily attributable to higher consultant utilization rates, as well as an increased percentage of higher margin support revenues as a percentage of total services revenue.

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

Research and development. Research and development expense decreased 16% during fiscal 2004 compared to fiscal 2003. This decrease in research and development expense was as a result of lower employee related costs in the US as a result of the restructuring of our US operations. This resulted in overall headcount savings of approximately $1.3 million. This decrease was partially offset by an increase in employee related expenses of $200,000 as we increased staffing in our lower cost development facility in India.

Research and development expense decreased 19% during fiscal 2003 compared to fiscal 2002. This decrease was as a result of lower employee related expenses of $1.6 million and lower facilities related expense of $561,000 as a result of the restructuring of our US operations and a decrease of $366,000 as a result of lower usage of third party consultants. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expense decreased 31% during fiscal 2004 compared to fiscal 2003. This decrease in sales and marketing expenditure was as a result of a decrease in salary and employee benefits expense of $3.0 million, due to a reduced number of sales and marketing personnel, a decrease in severance payments of $605,000, a decrease in commissions of $1.6 million due to lower revenues and a decrease of $965,000 due to lower marketing expenditures.

Sales and Marketing expenses decreased 14% during fiscal 2003 compared to 2002. This decrease in sales and marketing expenses was as a result of a decrease of $1.6 million in employee related salary and bonus expense due to lower headcount, a decrease of $457,000 in commission expense due to lower revenues and a decrease of $1.8 million in facility related expenses due to the restructuring of our US operations. Despite these decreases, we expect sales and marketing expenses to increase in fiscal 2005 due to higher commissions and the costs associated with expanding our North American sales organization.

General and administrative. General and administrative expense decreased 33% during fiscal 2004 compared to fiscal 2003. This decrease in general and administrative expenses was as a result of a decrease of $813,000 in employee related salary and benefits expenditure due to lower headcount and a decrease of $408,000 as a result of lower legal expenses due to the settlement of a patent infringement case in September 2003.

General and administrative expenses decreased 5% during fiscal 2003 compared to fiscal 2002. This decrease was primarily a result of a decrease of $551,000 in employee related salary and benefits expense due to lower headcount. This decrease was partially offset by an increase of $255,000 in legal expenses primarily as a result of costs incurred in defending a patent infringement case against us. As discussed below this case was settled in September 2003. We expect general and administrative expenses to remain relatively flat for the foreseeable future.

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

Cash Used In Operating Activities

Our largest source of operating cash flows is from our customers upon the purchase of license and support services, support renewals and consulting services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash used in operating activities was $7.2 million in fiscal 2004 compared to $10 million in fiscal 2003, representing a decrease of 28%. The decrease is primarily as a result of a lower loss for the year as we reduced expenses (including operating expenses) before non cash items such as amortization of intangibles and depreciation by approximately $11 million during fiscal 2004. This was offset by a decrease in revenues of approximately $9.9 million or 22%. Net movements on operating assets and liabilities generated $2.7 million of cash in fiscal 2004 compared to $372,000 during fiscal 2004. The primary source of this increase in both fiscal 2004 and 2003 were reductions in receivables as a result of increased collection efforts during the fourth quarters of both years. In addition during fiscal 2004 deferred revenue increased by $391,000 compared to a decline of $690,000 during fiscal 2003. The primary reason for the increase in deferred revenue was an increase in the level of maintenance bookings, notably in the last two quarters of fiscal 2004, as a result of a higher installed base. During fiscal 2003 the amount generated from collection of receivables was offset by reductions in accrued expenses of $690,000 and accrued compensation of $627,000. These movements were due to the pay out of amounts related to our fiscal 2003 and 2002 restructuring liabilities and sales commissions, which were accrued as of the end of fiscal 2002.

Overall during fiscal 2004 our net working capital decreased to $2.6 million from $13.3 million at the end of fiscal 2003 or 80%. This decrease arises primarily from a net usage of cash as a result of our loss from operations and lower proceeds from financing activities. Whilst the loss during fiscal 2004 was lower than during fiscal 2003, funds generated from financing activities were primarily from our bank line of credit which affects the level of working capital rather than through the issuance of common stock, which does not.

In August 2004, we were able to generate additional funds from a private placement, which allowed us to repay the balance outstanding on the bank line of credit.

Cash used in operating activities was $10 million in fiscal 2003 compared to $13 million in fiscal 2002, representing a decrease of 23%. Whilst out net loss reduced to $17.2 million in fiscal 2003 from $25.5 million in fiscal 2003 or 32% the reduction was primarily a result in decreases in non-cash expenses, including $5.2 million in stock based compensation, $2.9 million in amortization of goodwill and intangibles and $2.2 million from the write off of acquired in process research and development. Net changes in operating assets and liabilities resulted in positive cash flow of $372,000 in fiscal 2003 compared to a use of operating cash of $5.7 million in fiscal 2002. The decrease is primarily due to net reductions in accounts payable of $2.9 million as we reduced expenditures during fiscal 2002, a decrease of $2.5 million in year-end accruals for commissions, bonus and associated benefits during the 2002 fiscal year as amounts accrued at the end of fiscal 2001 were paid out during fiscal 2002 and a decrease in our employee severance related accruals as we made payments of $2 million during fiscal 2002.

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

Under the credit facility, we had to satisfy certain covenants, including a financial covenant, to maintain a balance of unrestricted cash and cash equivalents, net of borrowings, of $8.0 million at each fiscal quarter end and $7.0 million on any date that was not a fiscal quarter end. As of May 31, 2004, we were in compliance with all such covenants. Our amended credit facility requires that we maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all time. We are required to also meet certain minimum quarterly revenue levels for at least the next three fiscal quarters. The credit facility also restricted our ability to pay cash dividends. We expect to be in compliance with the Covenants associated with the amended facility for the foreseeable future.

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

As of May 31, 2004 we did not have any significant purchase obligations for goods or services that are enforceable and legally binding.

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

International revenues accounted for 44% of our revenues for our fiscal year ended May 31, 2004 and 28% for our fiscal years ended May 31, 2003 and 2002. Although we intend to continue to expand our international presence in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and, our business and future growth include:

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

Although we currently meet all testing requirements for the Nasdaq National Market, we must continue to meet those requirements to remain listed.

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various financial requirements established by Nasdaq. At August 31, 2004, we complied with Nasdaq’s minimum stockholders’ equity requirement. As Nasdaq does with all companies, it will continue to monitor us for ongoing compliance with the minimum stockholders’ equity requirement. Failure to demonstrate compliance with the minimum stockholders’ equity requirement or other requirements could subject us to delisting from the Nasdaq National Market. Delisting on the Nasdaq National Market, among other things, limit the liquidity and adversely affect the trading price of our stock.

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

The anti-takeover provisions in our charter documents could delay or prevent a change in control.

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

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2004	2003	2002
Revenues:
License	$9,838	$16,440	$27,277
Services	24,633	27,976	28,371

Total revenues	34,471	44,416	55,648

Cost of revenues:
Cost of license	222	156	186
Cost of services	12,057	13,258	14,456
Amortization of acquired developed technology	401	1,358	1,536

Total cost of revenues	12,680	14,772	16,178

Gross profit	21,791	29,644	39,470

Operating expenses:
Research and development	9,972	11,817	14,628
Sales and marketing	17,947	26,047	30,360
General and administrative	4,357	6,514	6,855
Amortization of deferred stock compensation and other stock charges	45	1,850	7,113
Amortization of purchased intangible assets	139	855	1,182
Amortization of goodwill	—	—	2,475
Acquired in-process research and development	—	—	2,199
Settlement of litigation	1,701	—	—

Total operating expenses	34,161	47,083	64,812

Loss from operations	(12,370)	(17,439)	(25,342)
Interest income and other, net	(101)	604	451
Interest expense	(104)	(197)	(412)

Loss before provision for income taxes	(12,575)	(17,032)	(25,303)
Provision for income taxes	(108)	(175)	(164)

Net loss	$(12,683)	$(17,207)	$(25,467)

Basic and diluted net loss per share	$(0.95)	$(1.35)	$(2.19)

Shares used in computing basic and diluted net loss per share	13,411	12,775	11,623

Amortization of deferred stock compensation and other stock charges relates to the following:

Cost of services	$4	$227	$1,373
Research and development	6	1,273	3,556
Sales and marketing	5	249	1,503
General and administrative	30	101	681

	$45	$1,850	$7,113

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2001	—	—	11,499,377	46	165,858	(7,448)	(806)	(56,250)	(67)	(129,655)	31	27,959
Collections and other activity on notes receivable	—	—	—	—	—	—	588	(10,000)	(100)	—	—	488
Repurchase of common stock	—	—	—	—	—	—	30	(28,125)	(34)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	35,583	—	1,376	—	—	—	—	—	—	1,376
Issuance of common stock in connection with exercise of stock options	—	—	281,188	1	1,662	—	—	—	—	—	—	1,663
Issuance of common stock in connection with acquisition	—	—	249,986	1	14,078	(2,793)	—	—	—	—	—	11,286
Issuance of common stock options and warrants for services	—	—	—	—	74	—	—	—	—	—	—	74
Compensation expense resulting from acceleration of vesting of common stock options	—	—	—	—	39	—	—	—	—	—	—	39
Amortization of deferred stock compensation	—	—	—	—	—	7,000	—	—	—	—	—	7,000
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(663)	663	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(25,467)	—	(25,467)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss												(25,535)

Balances at May 31, 2002	—	—	12,066,134	48	182,424	(2,578)	(188)	(94,375)	(201)	(155,122)	(37)	24,346
Collections on notes receivable	—	—	—	—	—	—	123	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	—	65	(8,203)	(31)	—	—	34
Issuance of common stock under employee stock purchase plan	—	—	29,644	—	139	—	—	—	—	—	—	139
Issuance of common stock in connection with exercise of stock options	—	—	157,321	—	171	—	—	—	—	—	—	171
Issuance of common stock options for services	—	—	—	—	83	—	—	—	—	—	—	83
Issuance of common stock, net of issuance costs	—	—	1,075,581	5	9,190	—	—	—	—	—	—	9,195
Amortization of deferred stock compensation	—	—	—	—	—	1,549	—	—	—	—	—	1,549
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(766)	813	—	—	—	—	—	47

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Acceleration of deferred stock compensation resulting from options cancelled in the option exchange program	—	—	—	—	—	171	—	—	—	—	—	171
Net loss	—	—	—	—	—	—	—	—	—	(17,207)	—	(17,207)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(175)	(175)

Comprehensive loss												(17,398)

Balances at May 31, 2003	—	—	13,328,680	53	191,241	(45)	—	(102,578)	(232)	(172,329)	(228)	18,460
Repurchase of common stock	—	—	—	—	—	—	—	(419)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	22,391	1	75	—	—	—	—	—	—	76
Issuance of common stock in connection with exercise of stock options	—	—	19,291	—	33	—	—	—	—	—	—	33
Issuance of common stock for settlement of litigation	—	—	134,055	—	576	—	—	—	—	—	—	576
Amortization of deferred stock compensation	—	—	—	—	—	45	—	—	—	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	(12,683)	—	(12,683)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	19	19

Comprehensive loss												(12,669)

Balances at May 31, 2004	—	$—	13,504,417	$54	$191,925	$—	$—	(102,997)	$(232)	$(185,012)	$(214)	$6,521

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License revenues from end-users are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and generally recognizes revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from application service provider offering and from hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. We recognize revenue from fixed fee contracts as the services are delivered, using labor hours incurred as a percentage of expected total labor hours as a measure of completion. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

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

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of Saba’s officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the initial public offering litigation. If the settlement is not finalized, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

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

On June 15, 2001, Saba completed its acquisition of Ultris Inc., a provider of Internet-based real-time knowledge content management and collaborative learning software. In consideration for Ultris Inc., Saba issued approximately 250,000 shares of Saba’s common stock, including 49,616 shares subject to repurchase, with a fair value of approximately $14.1 million and assumed net liabilities of approximately $20,000. The acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the fair market value of the acquired assets and liabilities has been included in Saba’s consolidated financial statements as of June 15, 2001 and the results of operations of Ultris Inc. have been included thereafter. The purchase price for Ultris Inc., represented by the 200,375 shares not subject to repurchase, was allocated based on the fair value of specific tangible and intangible assets acquired and liabilities assumed from Ultris Inc. The estimated excess of the purchase price over the fair value of the net liabilities acquired has been valued at $11.4 million, of which $7.8 million has been allocated to goodwill, $2.2 million has been allocated to in-process research and development, $1.2 million has been allocated to developed technology and $176,000 has been allocated to workforce. Saba also recorded a charge to operations of approximately $2.2 million upon consummation of the transaction related to acquired in-process research and development. Saba recorded deferred compensation for the intrinsic value of 49,616 shares of stock subject to repurchase. The estimated intrinsic value of the shares was approximately $2.8 million, which is included as a component of stockholders’ equity and is being amortized by charges to operations over the four-year repurchase period using the graded vesting method. Included in amortization of deferred stock compensation and other stock charges for fiscal 2003 is compensation expense in the amount of $644,000 resulting from the acceleration of vesting of common stock for terminated employees.

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

During the second quarter of fiscal 2002, Saba recorded net restructuring charges of $1.9 million for fiscal 2002. The restructuring programs included a worldwide workforce reduction and consolidation of excess facilities. These charges were comprised $1.2 million for employee severance payments and $700,000 from the consolidation of excess facilities. This restructuring included a worldwide workforce reduction of 110 employees across all business functions and geographies. As of the end of fiscal 2004 all workforce reduction payments have been made.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charges for excess facilities relates to non-cancelable lease costs partially offset by estimated sub-lease income. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2005. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

During the fourth quarter of fiscal 2002, Saba recorded net restructuring charges of $1.3 million. The restructuring programs included a worldwide workforce reduction and consolidation of excess facilities. These charges were comprised $674,000 for employee severance payments and $611,000 from the consolidation of excess facilities. This restructuring included a worldwide workforce reduction of 37 employees across all business functions and geographies. As of the end of fiscal 2004 all workforce reduction payments have been made.

The charges for excess facilities relate to non-cancelable lease costs partially offset by estimated sub-lease income. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2005. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Index to Exhibits on page 60.

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

Dated: October 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 27, 2004

/s/ PETER E. WILLIAMS III Peter E. Williams III	Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2004

* Douglas Allred	Director	October 27, 2004

* Clifton T. Weatherford	Director	October 27, 2004

* Joe Kiani	Director	October 27, 2004

* Michael Moritz	Director	October 27, 2004

Lawrence D. Lenihan, Jr.	Director

*By:	/s/ PETER E. WILLIAMS III
Peter E. Williams III Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(6)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(3)	1997 Stock Incentive Plan.

10.3(3)	Form of 2000 Stock Incentive Plan.

10.4(3)	Form of 2000 Employee Stock Purchase Plan.

10.5(8)	Form of Notice of Option Grant for Certain Executive Officers

10.6(4)	Credit Agreement dated August 30, 2002 between Silicon Valley Bank and the Company.

10.7(3)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8(6)	Amendment Nos. 2 and 3 to Credit Agreement between Silicon Valley Bank and the Company.

10.9(5)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.10(5)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.11(5)	Form of Warrant

21.1(6)	List of Subsidiaries of Saba.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1(6)	Power of Attorney.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(4)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002 with the SEC.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.

(6)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.