Form 10-Q
period 2004-11-30
SABA SOFTWARE INC
filed 2005-01-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

On January 10, 2005, 16,152,756 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2004

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,804	$16,628
Short-term investments	—	150
Accounts receivable, net	10,507	6,648
Prepaid expenses and other current assets	1,057	1,030

Total current assets	26,368	24,456
Property and equipment, net	841	1,040
Goodwill, net	5,288	5,288
Purchased intangible assets, net	—	2
Other assets	829	955

Total assets	$33,326	$31,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,469	$1,625
Accrued compensation and related expenses	2,359	2,533
Accrued expenses	3,346	4,175
Deferred revenue	9,178	9,265
Borrowings under bank line of credit	—	3,500
Current portion of debt and lease obligations	810	752

Total current liabilities	17,162	21,850
Deferred revenue	125	179
Accrued rent	2,569	2,520
Debt and lease obligations, less current portion	506	671

Total liabilities	20,362	25,220

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 1,250,000 authorized shares at November 30, 2004; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized shares and 16,219,175 issued at November 30, 2004 and 200,000,000 authorized shares and 13,328,680 issued at May 31, 2004	56	54
Additional paid-in capital	200,689	191,925
Treasury stock: 102,997 shares held at November 30, 2004 and at May 31, 2004, at cost	(232)	(232)
Accumulated deficit	(187,371)	(185,012)
Accumulated other comprehensive loss	(178)	(214)

Total stockholders’ equity	12,964	6,521

Total liabilities and stockholders’ equity	$33,326	$31,741

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Revenues:
License	$3,318	$2,444	$5,840	$3,996
Services	7,019	5,764	13,810	12,425

Total revenues	10,337	8,208	19,650	16,421

Cost of revenues:
Cost of license	97	66	176	151
Cost of services	3,144	2,945	6,159	6,343
Amortization of acquired developed technology	—	97	2	194

Total cost of revenues	3,241	3,108	6,337	6,688

Gross profit	7,096	5,100	13,313	9,733
Operating expenses:
Research and development	2,415	2,555	4,780	5,206
Sales and marketing	4,129	3,771	8,466	8,472
General and administrative	1,184	1,043	2,316	2,315
Amortization of deferred stock compensation and other stock charges	—	12	—	42
Amortization of purchased intangible assets	—	42	—	84
Settlement of litigation	—	—	—	1,701

Total operating expenses	7,728	7,423	15,562	17,820

Loss from operations	(632)	(2,323)	(2,249)	(8,087)
Interest income (expense) and other, net	(10)	48	(28)	(31)

Loss before provision for income taxes	(642)	(2,275)	(2,277)	(8,118)
Provision for income taxes	(40)	(37)	(82)	(82)

Net loss	$(682)	$(2,312)	$(2,359)	$(8,200)

Basic and diluted net loss per share	$(0.04)	$(0.17)	$(0.16)	$(0.61)

Shares used in computing basic and diluted net loss per share	16,107	13,382	15,061	13,361

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended November 30,
	2004	2003
Operating activities:
Net loss	$(2,359)	$(8,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	943
Amortization of purchased intangible assets	—	84
Amortization of acquired developed technology	2	193
Amortization of deferred stock compensation	—	42
Changes in operating assets and liabilities:
Accounts receivable	(3,823)	1,581
Prepaid expenses and other current assets	(27)	95
Other assets	126	(9)
Accounts payable	(156)	(285)
Accrued expenses	(1,003)	683
Accrued rent	49	(44)
Deferred revenue	(141)	(1,929)
Other liabilities	—	(61)

Net cash used in operating activities	(6,832)	(6,907)
Investing activities:
Purchases of short-term investments	—	—
Proceeds from redemptions and maturities of short-term investments	150	2,320
Proceeds from sale of property and equipment	1
Purchases of property and equipment	(302)	(121)

Net cash (used in) provided by investing activities	(151)	2,199
Financing activities:
Proceeds from issuance of common stock under stock plans	97	59
Proceeds from issuance of common stock in private placement, net of issuance costs	8,669	—
Borrowings, net of issuance costs	270	6,783
Repayments on borrowings under the credit facility	(3,500)	(2,521)
Repayments on equipment term loan	(332)	—
Repayments on note payable	(34)	(36)
Principal payments under capital lease obligations	(11)	(16)

Net cash provided by financing activities	5,159	4,269
Increase (decrease) in cash and cash equivalents	(1,824)	(439)
Cash and cash equivalents, beginning of period	16,628	17,566

Cash and cash equivalents, end of period	14,804	17,127
Short-term investments, end of period	—	1,307

Total cash, cash equivalents and short-term investments, end of period	$14,804	$18,434

Supplemental disclosure of non-cash transactions:
Common stock issued for settlement of litigation	$—	$576

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 27, 2004. The results of operations for the three and six months ended November 30, 2004 are not necessarily indicative of results for the entire fiscal year ending May 31, 2005 or for any future period.

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

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net loss	$(682)	$(2,312)	$(2,359)	$(8,200)

Weighted-average shares of common stock outstanding	16,109	13,409	15,064	13,375
Weighted-average shares of common stock subject to repurchase	(2)	(27)	(3)	(14)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	16,107	13,382	15,061	13,361

Basic and diluted net loss per share	$(0.04)	$(0.17)	$(0.16)	$(0.61)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
Net loss	$(682)	$(2,312)	$(2,359)	$(8,200)
Foreign currency translation (loss) gain	49	17	40	28
Unrealized (loss) gain on investments	—	(2)	(4)	(5)

Comprehensive loss	$(633)	$(2,297)	$(2,323)	$(8,177)

4. Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area:

	Total Revenue		Total Revenue
	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
United States	$5,347	$4,925	$9,714	$10,244
United Kingdom	1,452	1,263	3,253	2,594
Rest of World	3,539	2,020	6,682	3,583

Total	$10,337	$8,208	$19,650	$16,421

	Long-Lived Assets
	As of November 30, 2004	As of May 31, 2004
United States	$5,947	$6,159
International	182	171

Total	$6,129	$6,330

Major Customers

For each of the three and six months ended November 30, 2004 and 2003, no customer accounted for greater than 10% of revenues.

5. Credit Facility

In August 2004, Saba amended its credit facility to provide for a $5.0 million non-formula based revolving line of credit and an equipment term loan of up to $400,000. Under the revolving line of credit and equipment term loan, Saba may make draws through August 2005. Interest on borrowings under the revolving line of credit must be repaid monthly and outstanding principal must be repaid in August 2005. Borrowings under the equipment term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the revolving line of credit bears interest at a rate equal to the bank’s prime rate plus 1.50% and outstanding principal under equipment term loan bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Other terms of the credit facility remain unchanged. This amended credit facility requires us to satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. Saba must also meet certain minimum quarterly revenue levels. In the event Saba meets the minimum quarterly revenue target for the quarter ending February 28, 2005, this requirement will be removed. The credit facility also restricts Saba’s ability to pay cash dividends. As of November 30, 2004, Saba had not borrowed any amounts under the revolving line of credit and was in compliance with the covenants applicable to this facility.

6. Restructuring

During each of fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the quarter ended November 30, 2004 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2004	$72	$677	$749
Charges	—	5	5
Deductions – cash payments	(51)	(203)	(254)

Accrual as of November 30, 2004	$21	$479	$500

Estimated remaining cash expenditures	$21	$479	$500

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

During the second quarter of fiscal 2003, Saba recorded net restructuring charges of $922,000. These charges were comprised of $770,000 for employee severance payments and $152,000 from the consolidation of an excess facility. This restructuring included a worldwide workforce reduction of 24 employees across all business functions and geographies. As of November 30, 2004 all amounts relating this restructuring had been paid.

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

	Three months ended November 30,		Six months ended November 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss as reported	$(682)	$(2,312)	$(2,359)	$(8,200)
Add: Total stock-based employee compensation expense included in net loss	—	12	—	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,038)	(3,117)	(4,654)	(6,479)

Adjusted net loss	$(2,720)	$(5,417)	$(7,013)	$(14,637)

Net loss per share as reported	$(0.04)	$(0.17)	$(0.16)	$(0.61)
Adjusted net loss per share	$(0.17)	$(0.40)	$(0.47)	$(1.10)

The value of stock-based awards on the date of grant using the Black-Scholes option pricing model was calculated using the assumptions in the following table:

	Three months ended November 30,		Six months ended November 30,
Employee Options	2004	2003	2004	2003
Dividend Yield	0%	0%	0%	0%
Volatility	1.33	0.92	1.34	0.92
Risk Free rate of interest	3.25%	2.51%	2.88% to 3.25%	2.51%
Expected lives of options	2.30 years	3 years	2.35 years	3 years

	Three months ended November 30,		Six months ended November 30,
Employee Stock Purchase Plan	2004	2003	2004	2003
Dividend Yield	0%	0%	0%	0%
Volatility	0.76	0.92	0.76	0.92
Risk Free rate of interest	2.13%	2.51%	2.13%	2.51%
Expected lives of purchase option	0.5 years	0.5 years	0.5 years	0.5 years

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

9. Equity Funding

In August 2004, Saba entered into a common stock purchase agreement with Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. providing for the issuance of 2,674,500 shares of Saba’s common stock at a price of $3.2841 per share. Total proceeds, net of issuance costs of $115,000, from the private placement were $8.7 million. Under the terms of the funding agreement, Saba filed a Registration Statement with the Securities and Exchange Commission for the common stock issued.

10. Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. If the settlement is not finalized, Saba intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

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

11. Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board or “FASB” issued Statement of Financial Accounting Standard (revised) “Share Based Payment” or “SFAS123R.” SFAS123R, which is effective for the first annual or interim period beginning after June 15, 2005 will require that any share based payment, including stock option, made to an employee be recognized in the financial statements based on their fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items – the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

SFAS123R will be effective for the second quarter of fiscal 2006. The effects of the adoption of SFAS 123R on our results of operations and financial are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible to estimate the effect of the adoption of SFAS123R on our results of operations and financial condition, however note 7 provides an indication of the effects of using the Black Scholes option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the three and six months ended November 30, 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2004 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Part I, Item 1, statements regarding estimates of recognition of net lease expenses and the absence of future cash savings from restructuring, expectations regarding workforce reduction payments and payments related to the excess facility charge, and statements regarding the resolution and effect of pending litigation, (ii) in Part I, Item 2, statements regarding the design of our products to increase organizational performance and help large enterprises, that the timing of a few large software license transactions can substantially affect quarterly revenue, our belief that support revenue will continue to grow, continued investment in areas that we believe accelerate growth, that business conditions may require us to adopt additional restructuring programs, that many of our customers have not resumed previous levels of expenditures on information technologies, out anticipation that the negative impact of seasonality on our first quarter will continue, our expectation that research and development expenses will remain relatively flat for the foreseeable future, our anticipation that we will continue to experience long sales cycles, the sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements for at least the next 12 months, our expectation to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services, our expectation to derive revenues from new products over the long term, our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets, along with any potential goodwill impairment, that our operating results will fluctuate significantly in the future, our expectation to increase our operating expenses, the impact of SFAS No. 123R and Statement of Position 97-2, our intention to expand our international presence in the future, our expectation to regularly release new products and new versions of existing products, our expectation of continued operating losses and negative cash flow from operations, our expectation to continue to acquire complementary businesses or technologies, (iii) in Part I, Item 3, that more of our contracts may be denominated in foreign currencies, and (iv) in Part II, Item 1, statements regarding the resolution and effect of pending litigation. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are incorrect estimates or assumptions, unanticipated adverse results for pending litigation, contraction of the economy and world markets, lack of demand for information technologies from our customers, requirements for increased spending in research and development, unanticipated need for capital for operations, lack of demand for our products, inability to introduce new products and the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

OVERVIEW

Business, Principal Products, Revenue Models and Locations

We are a leading provider of human capital development and management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning, developing and managing people. Our solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance. Our leadership position is supported by publicly available reports published by independent, third-party analysts that research vendors in our industry and rank them based on a number of factors, including product offerings, technology and customer base.

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

Substantially all of our revenues are derived from perpetual licenses of our software products and related product-support and professional services. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, product support and/or professional services. To date, a substantial majority of our software license revenue has been derived from Saba Enterprise Learning. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically 6 to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

Significant Trends and Developments in Our Business

Since we began operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration of the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and the first and second quarters of fiscal 2005.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support, consulting, hosting and education services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

We recognize revenue from multiple element arrangements involving licenses and hosting services in accordance with SOP 97-2, Software Revenue Recognition, as these arrangements are with customers that have separately licensed and taken possession of our software independent of the hosting services. Revenue from our application service provider offerings is recognized under SAB 104, Revenue Recognition, as these arrangements are integrated offerings pursuant to which the customers’ ability to access our software is not separable form the services necessary to operate the software and customers are not allowed to take possession of our software. Revenue from both our hosting services and application service provider offerings are recognized as service arrangements, whereby the revenue is recognized ratably over the term of the arrangement.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled approximately $10.5 million as of November 30, 2004. The allowance for doubtful accounts, which totaled approximately $188,000 as of November 30, 2004, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at November 30, 2004 was $5.3 million. As of November 30, 2004 we had no remaining balance of purchased intangibles to be amortized.

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

Restructuring costs. The total accrued restructuring balance as of November 30, 2004 was $500,000, which was comprised of $479,000 for facilities related charges and $21,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003

Revenues

	Three months ended November 30,				Six months ended November 30,
	2004	Percent of Total Revenue	2003	Percent of Total Revenue	2004	Percent of Total Revenue	2003	Percent of Total Revenue
	(dollars in thousands)
Revenues
License	$3,318	32%	$2,444	30%	$5,840	30%	$3,996	24%
Services	7,019	68%	5,764	70%	13,810	70%	12,425	76%

Total revenues	$10,337	100%	$8,208	100%	$19,650	100%	$16,421	100%

Total Revenues: Total revenues increased by 26% during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. For the six months ended November 30, 2004, total revenues increased by 20% compared to the six months ended November 30, 2003. These increases were the result of increases in both license and services revenue. As a percentage of total revenues, revenues from customers outside the United States represented 48% for the three months ended November 30, 2004 and 40% for the three months ended November 30, 2003. For the six months ended November 30, 2004 and 2003 revenues from customers outside the United States represented 51% and 38% of total revenues, respectively. During each of the three months and six months ended November 30, 2004 and November 30, 2003, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased by 36% during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 and 46% for the six months ended November 30, 2004 compared to the six months ended November 30, 2003. The increase in the dollar amount of license revenue for the three and six months periods ended November 30, 2004 was attributable to an increase in new license sales.

Services Revenue. Service revenue increased by 22% during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 and 11% for the six months ended November 30, 2004 compared to the six months ended November 30, 2003. The increase in services revenue during the three months ended November 30, 2004, is attributable to an increase in consulting revenue of approximately $894,000 and an increase in maintenance revenue of approximately $361,000. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting from an increase in the number of new license sales. The increase in maintenance revenue results from a continued high level of maintenance renewals combined with additional maintenance purchased by new customers.

The increase in services revenue during the six months ended November 30, 2004 is attributable to an increase in maintenance revenue of approximately $993,000 and consulting revenue of approximately $392,000. The increase in maintenance revenue is attributable to an increase in the number of customers purchasing maintenance across an expanded base of installed customers and to approximately $325,000 of back maintenance fees received from an existing customer. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting from an increase in the number of new license sales.

International revenues as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended November 30,				Six months ended November 30,
	2004	Percent of Total Revenue	2003	Percent of Total Revenue	2004	Percent of Total Revenue	2003	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues
Cost of license	$97	1%	$66	1%	$176	1%	$151	1%
Cost of services	3,144	30%	2,945	36%	6,159	31%	6,343	39%
Amortization of acquired developed technology	—	—	97	1%	2	—%	194	1%

Total cost of revenues	$3,241	31%	$3,108	38%	$6,337	32%	$6,688	41%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. As a percentage of license revenue, cost of license revenue was approximately 3% for the three months ended November 30, 2004 and 3% or the three months ended November 30, 2003. As a percentage of license revenue, cost of license revenue was approximately 3% for the six months ended November 30, 2004 and 4% or the three months ended November 30, 2003. The increase on an absolute basis for both periods is primarily due to an increase in the amount of third party royalties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. For the three months ended November 30, 2004 cost of services revenue increased 7% compared to the three months ended November 30, 2003. The increase in the cost of services revenue was primarily attributable to an increase in the use of third party consultants of approximately $381,000, partially offset by a decrease of $164,000 related to the allocation of facilities costs. As a percentage of services revenue, cost of services was 45% for the three months ended November 30, 2004 and 51% for the three months ended November 30, 2003. The decline in cost of services revenue as a percentage of service revenue during the three months ended November 30, 2004 is due to an increase in the level of maintenance revenue, which is generally higher margin, as well as improvements in the overall utilization levels of our consulting services personnel.

For the six months ended November 30, 2004 cost of services decreased 3% compared to the six months ended November 30, 2003. The decrease is primarily attributable to decreases of approximately $627,000 as a result of lower headcount and the restructuring of certain of our United States facilities and $39,000 as a result of a lower depreciable base of fixed assets. These decreases were partially offset by an increase of $601,000 associated with an increased use of third party consultants. As a percentage of services revenue, cost of services was 45% for the six months ended November 30, 2004 and 51% for the six months ended November 30, 2003. The decrease in the cost of services revenue as a percentage of services revenue during the six months ended November 30, 2004 was attributable to higher margin support revenue as a percent of total services revenue, savings as a result of our restructuring and improvements in the overall utilization levels of our consulting services personnel.

Amortization of Acquired Developed Technology. The cost of revenues includes amortization of acquired developed technology of $97,000 for the three months ended November 30, 2003. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. These intangible assets were fully amortized as of August 31, 2004.

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

	Three months ended November 30,				Six months ended November 30,
	2004	Percent of Total Revenue	2003	Percent of Total Revenue	2004	Percent of Total Revenue	2003	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$2,415	24%	$2,555	31%	$4,780	24%	$5,206	32%
Sales and marketing	4,129	40%	3,771	46%	8,466	43%	8,472	52%
General and administrative	1,184	11%	1,043	12%	2,316	12%	2,315	14%
Amortization of deferred stock compensation and other stock charges	—	—	12	—%	—	—	42	—%
Amortization of purchased intangible assets	—	—	42	1%	—	—	84	1%
Settlement of litigation	—	—	—	—	—	—	1,701	10%

Total operating expenses	$7,728	75%	$7,423	90%	$15,562	79%	$17,820	109%

Research and development. Research and development expenses decreased 6% for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. For the six months ended November 30, 2004, research and development expenses decreased 8% compared to the six months ended November 30, 2003. The decreases were primarily attributable to a decrease in research and development personnel in the U.S., offset by increased staffing in our lower-cost development center in India. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expenses increased 9% for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The increase was primarily attributable to an increase in employee related expenses as a result of an increase in sales personnel and an increase in commission expense due to an increase in revenues. Sales and marketing expenses for the six months ended November 30, 2004 were relatively flat compared to the six months ended November 30, 2003.

General and administrative. General and administrative expenses increased 13% for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The increase is primarily due to an increase in outside service provider fees associated with our annual audit and our Sarbanes Oxley documentation project. For the six months ended November 30, 2004, general and administrative expenses were flat compared to the six months ended November 30, 2003.

Amortization of deferred stock compensation and other stock charges. During the three months and six months ended November 30, 2004, we did not issue any options to non-employees and as a result did not incur any fair value stock-based compensation charges. On December 16, 2004 the Financial Accounting Standards Board issued SFAS123R. SFAS123R requires that, for annual or interim period beginning after June 15, 2005 any share-based payment, including grants of employee stock options, be recognized at fair value in the financial statements. – See also “Recent Accounting Pronouncements”.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three and six months ended November 30, 2003 is attributable to the non-competition agreements entered into as a result of our March 2001 acquisition of Human Performance Technologies, Inc. This balance was fully amortized in the fourth quarter of fiscal year 2004.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we were required to pay $1.1 million over nine months. As of November 30, 2004, all amounts due under this settlement had been paid.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, was an expense of $10,000 for the three months ended November 30, 2004, and income of $48,000 for the three months ended November 30, 2003. Interest income (expense) and other, was an expense of $28,000 for the six months ended November 30, 2004 and an expense of $31,000 for the six months ended November 30, 2003. The decrease was primarily attributable to foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated payables.

Provision for income taxes

From inception through November 30, 2004, we incurred net losses for federal and state tax purposes. Income tax expense was $40,000 during the three months ended November 30, 2004 and $37,000 during the three months ended November 30, 2003. Income tax expense was $82,000 for the six months ended November 30, 2004 and November 30, 2003. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

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

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	technical difficulties or service interruptions of our computer network systems or the Internet generally;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business; and

•	foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended November 30,
	2004	2003
	(in thousands)
Cash used in operating activities	$(6,832)	$(6,907)
Cash (used in) provided by investing activities	(151)	2,199
Cash provided by financing activities	5,159	4,269

As of November 30, 2004, our principal source of liquidity included cash and cash equivalents of $14.8 million. We also have the ability to borrow up to an additional $5.0 million through our existing credit facility, which is subject to our compliance with the financial covenants of that facility.

Cash Used In Operating Activities

Cash used in operating activities was $6.8 million during the six months ended November 30, 2004 compared to $6.9 million during the six months ended November 30, 2003. Cash used in operating activities during the six months ended November 30, 2004 was primarily attributable to a net loss of $2.4 million and an increase in receivables of $3.8 million as a result of increased invoicing in the quarter ended November 30, 2004 versus the same quarter of the prior year. Cash used in operating activities during the six months ended November 30, 2003 was primarily attributable to a net loss of $8.2 million, which was partially offset by a decrease in accounts receivable of $1.5 million.

Cash Provided By Investing Activities

Cash used in investing activities during the six months ended November 30, 2004 of approximately $151,000 compared to cash provided by investing activities during the six months ended November 30, 2003 of $2.3 million. The decrease was primarily attributable to lower net redemptions and maturities of short-term investments as we held all of our cash balance in short term deposits.

Cash Provided By Financing Activities

Cash provided by financing activities of $5.2 million during the six months ended November 30, 2004 was primarily attributable to net proceeds of approximately $8.7 million from our private placement undertaken in August 2004 offset by the repayment of $3.5 million from borrowings under our credit facility. Cash provided by financing activities of $4.3 million during the six months ended November 30, 2003 was primarily attributable to $6.8 million from the borrowings under our credit facility, which was partially offset by repayments of $2.5 million.

Contractual Obligations

At November 30, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and a note payable.

The following table summarizes our contractual obligations at November 30, 2004 and the effect these obligations are expected to have on our liquidity and cash flows. in future periods. Of the $25.1 million in operating leases, net of sublease income, $479,000 has been included in accrued restructuring charges as of November 30, 2004. Sublease income included in the table below amounted to $146,000 for the remainder of fiscal 2005, $241,000 for fiscal 2006 and $31,000 for fiscal 2007.

	Total	Operating Leases	Debt Obligations
Fiscal Year Ending May 31,
2005	$2,021	$1,600	$421
2006	3,491	2,834	657
2007	2,574	2,380	194
2008	2,415	2,371	44
2009	2,439	2,439	—
Thereafter	13,439	13,499	—

	$26,439	$25,123	$1,316

As of November 30, 2004 we had no significant commitments related to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of November 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the Financial Accounting Standards Board or “FASB” issued SFAS123R. SFAS123R, which is effective for the first annual or interim period beginning after June 15, 2005 will require that any share based payment, including stock option, made to an employee be recognized in the financial statements based on their fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items – the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

SFAS123R will be effective for the second quarter of fiscal 2006. The effects of the adoption of SFAS 123R on our results of operations and financial are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible to estimate the effect of the adoption of SFAS123R on our results of operations and financial condition, however note 7 to the Notes to Condensed Consolidated Financial Statements provides an indication of the effects of using the Black Scholes option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the three and six months ended November 30, 2004.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2004, we had no purchased intangible assets to be amortized and our remaining goodwill balance was $5.3 million. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

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

Other factors that could affect our quarterly operating results include:

•	the demand for our products and professional services and our efficiency in rendering our professional services;

•	the variability in the mix of our license and services revenue in any quarter;

•	the variability in the mix of the type of services delivered in any quarter and the extent to which third party contractors are used to provide such services;

•	the size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

•	the amount and timing of our operating expenses and capital expenditures;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues; and

•	fluctuations in foreign currency exchange rates.

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

We experience seasonality in our sales, which could cause our operating results to fluctuate from quarter to quarter.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. Effective from the second quarter of Fiscal 2006 we will be required to record an expense for our stock-based compensation plans using the fair value method, which could result in significant compensation charges. For example, for fiscal 2004, fiscal 2003, and fiscal 2002, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted loss per share would have been increased by $0.89, $1.02, and $1.38 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 2 of the Notes to Consolidated Financial Statements.

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

We expect competition from a variety of companies

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 48% of our revenues for the three months ended November 30, 2004 and 40% for the three months ended November 30, 2003. International revenues accounted for 51% of our revenues for the six months ended November 30, 2004 and 38% of our revenues for the six months ended November 30, 2003. Although we intend to continue to expand our international presence in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and, our business and future growth include:

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

Claims by third parties that we infringe their intellectual property rights may result in costly litigation

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been subject to one intellectual property action. In our market, one company initiated patent infringement actions against us in 2002 as well as at least four other companies. In September 2003, we settled the action against us and recorded a charge of $1.7 million. We have paid all amounts due under this settlement. In the future, we could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

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

Our disaster recovery plan does not include redundant systems, and a disaster could severely damage our operations

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

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to our products for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various financial requirements established by Nasdaq. At November 30, 2004, we complied with Nasdaq’s minimum stockholders’ equity requirement. As Nasdaq does with all companies, it will continue to monitor us for ongoing compliance with the minimum stockholders’ equity requirement. Failure to demonstrate compliance with the minimum stockholders’ equity requirement or other requirements could subject us to delisting from the Nasdaq National Market. Delisting on the Nasdaq National Market, among other things, limit the liquidity and adversely affect the trading price of our stock.

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2004, our remaining goodwill balance was $5.3 million. Although these two acquisitions are fully integrated, future acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees of the acquired company.

If we are unable to reach a favorable conclusion after assessing the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending May 31, 2006, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of May 31, 2006. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing and documenting our internal controls over financial reporting and once this is completed we will begin testing of these controls. This has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter unforeseen problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting and any requested improvements necessary to receive a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Our stock price may fluctuate substantially

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At November 30, 2004, all of our investments were in the form of cash equivalents and short-term e deposits. As a result, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate of the bank’s Prime Rate plus 1.5%. As of November 30, 2004 we had not borrowed against this facility.

The equipment term loan portion bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%As of November 30, 2004, we had outstanding equipment term loans of $1,133,000 that carry fixed interest rates ranging from 4.9% to 7.31%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2004, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. If the settlement is not finalized, we intend to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Saba held its Annual Meeting of Stockholders on November 4, 2004. Of the 16,119,146 shares outstanding as of the record date, 14,795,363 shares were present or represented by proxy at the meeting. At this meeting the following actions were voted upon:

(1)	Election of Director. To elect two Class I Directors to serve until the 2007 annual meeting of stockholders or until their respective successors have been elected or appointed. The results of the vote on this action were as follows:

	For	Against	Abstain	Non-Vote
Joe Kiani	14,419,906	0	453,144	0
C. Thomas Weatherford	14,807,040	0	66,010	0

(2)	Amendment of Amended and Restated Certificate of Incorporation. To approve an amendment to our Amended and Restated Certificate of Incorporation effecting a reduction in the number of authorized shares of common stock. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
14,848,358	16,905	7,787	0

(3)	Ratification of the Appointment of Independent Auditors. To ratify the appointment by the board of directors of Ernst & Young LLP as our independent auditors for the fiscal year ending May 31, 2005. The results of the vote on this action were as follows:

For	Against	Abstain	Non-Vote
14,827,369	43,169	2,512	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

See Exhibit Index following the signature page.

b.	Reports on Form 8-K.

On September 24, 2004, we furnished a current report on Form 8-K in order to furnish our earnings press release for our preliminary financial results for the first fiscal quarter ended August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 14, 2005	By:	/s/ Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of September 18, 2003.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.