Form 10-Q
period 2005-02-28
SABA SOFTWARE INC
filed 2005-04-14
CIK 1070380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

On April 12, 2005, 16,192,091 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED February 28, 2005

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	February 28, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,362	$16,628
Short-term investments	—	150
Accounts receivable, net	9,058	6,648
Prepaid expenses and other current assets	1,136	1,030

Total current assets	25,556	24,456
Property and equipment, net	710	1,040
Goodwill, net	5,288	5,288
Purchased intangible assets, net	—	2
Other assets	909	955

Total assets	$32,463	$31,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$991	$1,625
Accrued compensation and related expenses	2,532	2,533
Accrued expenses	3,014	4,175
Deferred revenue	9,422	9,265
Borrowings under bank line of credit	—	3,500
Current portion of debt and lease obligations	780	752

Total current liabilities	16,739	21,850
Deferred revenue	83	179
Accrued rent	2,594	2,520
Debt and lease obligations, less current portion	357	671

Total liabilities	19,773	25,220

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at February 28, 2004; none issued or Outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized shares and 16,282,237 issued at February 28, 2005 and 200,000,000 authorized shares and 13,328,680 issued at May 31, 2004	56	54
Additional paid-in capital	200,887	191,925
Treasury stock: 102,997 shares held at February 28, 2005 and at May 31, 2004, at cost	(232)	(232)
Accumulated deficit	(187,856)	(185,012)
Accumulated other comprehensive loss	(165)	(214)

Total stockholders’ equity	12,690	6,521

Total liabilities and stockholders’ equity	$32,463	$31,741

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:

License	$3,758	$2,320	$9,598	$6,316
Services	6,780	5,515	20,590	17,940

Total revenues	10,538	7,835	30,188	24,256

Cost of revenues:
Cost of license	43	27	219	178
Cost of services	2,895	2,845	9,054	9,188
Amortization of acquired developed technology	—	96	2	290

Total cost of revenues	2,938	2,968	9,275	9,656

Gross profit	7,600	4,867	20,913	14,600
Operating expenses:
Research and development	2,417	2,310	7,197	7,516
Sales and marketing	4,309	3,933	12,775	12,405
General and administrative	1,228	872	3,544	3,188
Amortization of deferred stock compensation and other stock charges	—	4	—	45
Amortization of purchased intangible assets	—	41	—	125
Settlement of litigation	—	—	—	1,701

Total operating expenses	7,954	7,160	23,516	24,980

Loss from operations	(354)	(2,293)	(2,603)	(10,380)
Interest income (expense) and other, net	(73)	47	(101)	16

Loss before provision for income taxes	(427)	(2,246)	(2,704)	(10,364)
Provision for income taxes	(58)	(45)	(140)	(127)

Net loss	$(485)	$(2,291)	$(2,844)	$(10,491)

Basic and diluted net loss per share	$(0.03)	$(0.17)	$(0.18)	$(0.79)

Shares used in computing basic and diluted net loss per share	16,146	13,370	15,419	13,281

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	February 28, 2005	February 29, 2004
Operating activities:
Net loss	$(2,844)	$(10,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	1,346
Gain on sale of fixed assets	(1)	—
Amortization of purchased intangible assets	—	125
Amortization of acquired developed technology	2	290
Amortization of deferred stock compensation	—	45
Changes in operating assets and liabilities:
Accounts receivable	(2,361)	(476)
Prepaid expenses and other current assets	(106)	168
Other assets	46	(11)
Accounts payable	(634)	(405)
Accrued expenses	(1,162)	1
Accrued rent	74	(126)
Deferred revenue	61	1,611
Other liabilities	—	(61)

Net cash used in operating activities	(6,215)	(7,984)
Investing activities:
Purchases of short-term investments	—	—
Proceeds from redemptions and maturities of short-term investments	150	3,474
Proceeds from sale of property and equipment	1	—
Purchases of property and equipment	(380)	(184)

Net cash (used in) provided by investing activities	(229)	3,290
Financing activities:
Proceeds from issuance of common stock under stock plans	295	92
Proceeds from issuance of common stock in private placement, net of issuance costs	8,669	—
Borrowings, net of issuance costs	304	10,523

Repayments on borrowings under the credit facility	(3,500)	(7,171)
Repayments on equipment term loan	(527)	—
Repayments on note payable	(52)	(53)
Principal payments under capital lease obligations	(11)	(26)

Net cash provided by financing activities	5,178	3,365
Increase (decrease) in cash and cash equivalents	(1,266)	(1,329)
Cash and cash equivalents, beginning of period	16,628	17,566

Cash and cash equivalents, end of period	15,362	16,237
Short-term investments, end of period	—	152

Total cash, cash equivalents and short-term investments, end of period	$15,362	$16,389

Supplemental disclosure of non-cash transactions:
Common stock issued for settlement of litigation	$—	$576

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its subsidiaries (“Saba”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 27, 2004. The results of operations for the three and nine months ended February 28, 2005 are not necessarily indicative of results for the entire fiscal year ending May 31, 2005 or for any future period.

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

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands, except per share data)
Net loss	$(485)	$(2,291)	$(2,844)	$(10,491)

Weighted-average shares of common stock outstanding	16,146	13,388	15,421	13,311
Weighted-average shares of common stock subject to repurchase	—	(18)	(2)	(30)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	16,146	13,370	15,419	13,281

Basic and diluted net loss per share	$(0.03)	$(0.17)	$(0.18)	$(0.79)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)
Net loss	$(485)	$(2,291)	$(2,844)	$(10,491)
Foreign currency translation (loss) gain	13	(12)	49	14
Unrealized (loss) gain on investments	—	—	—	(4)

Comprehensive loss	$(472)	$(2,303)	$(2,795)	$(10,481)

4. Segment Information

Saba operates in a single operating segment, providing human capital software and services that enable global organizations to increase the productivity and competency of people across their extended enterprise.

Geographic Information

The following tables present revenue and long-lived assets information by geographic area:

	Total Revenue		Total Revenue
	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)
United States	$6,713	$4,624	$16,429	$14,869
United Kingdom	1,254	907	4,507	3,503
Rest of World	2,571	2,304	9,252	5,884

Total	$10,538	$7,835	$30,188	$24,256

	Long-Lived Assets
	As of February 28, 2005	As of May 31, 2004
	(in thousands)
United States	$5,810	$6,159
International	188	171

Total	$5,998	$6,330

Major Customers

For each of the three and nine months ended February 28, 2005 and February 29, 2004, no customer accounted for greater than 10% of revenues.

5. Credit Facility

In August 2004, Saba amended its credit facility to provide for a $5.0 million non-formula based revolving line of credit and an equipment term loan of up to $400,000. Under the revolving line of credit and equipment term loan, Saba may make draws through August 2005. Interest on borrowings under the revolving line of credit must be repaid monthly and outstanding principal must be repaid in August 2005. Borrowings under the equipment term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the revolving line of credit bears interest at a rate equal to the bank’s prime rate plus 1.50% and outstanding principal under equipment term loan bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. Other terms of the credit facility remain unchanged. This amended credit facility requires us to satisfy certain covenants including a financial covenant to maintain a minimum balance of unrestricted cash and cash equivalents, net of borrowings, of $7.5 million on deposit with the bank at all times. The credit facility also restricts Saba’s ability to pay cash dividends. As of February 28, 2005, Saba had not borrowed any amounts under the revolving line of credit and was in compliance with the covenants applicable to this facility.

6. Restructuring

During each of fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the nine months ended February 28, 2005 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2004	$72	$677	$749
Charges	2	12	14
Deductions – cash payments	(51)	(312)	(363)

Accrual as of February 28, 2005	$23	$377	$400

Estimated remaining cash expenditures	$23	$377	$400

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

During the second quarter of fiscal 2003, Saba recorded net restructuring charges of $922,000. These charges were comprised of $770,000 for employee severance payments and $152,000 from the consolidation of an excess facility. This restructuring included a worldwide workforce reduction of 24 employees across all business functions and geographies. As of February 28, 2005 all amounts relating this restructuring had been paid.

During the third quarter of fiscal 2003, Saba recorded net restructuring charges of $940,000. These charges were comprised of $416,000 for employee severance payments and $524,000 from the consolidation of excess facilities. This restructuring included a worldwide workforce reduction of 16 employees across all business functions and geographies. It is expected that the remaining workforce reduction payments will be made by the end of fiscal 2005. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

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

The value of stock-based awards on the date of grant using the Black-Scholes option pricing model was calculated using the assumptions in the following table:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands, except per share amounts)
Net loss as reported	$(485)	$(2,291)	$(2,844)	$(10,491)
Add: Total stock-based employee compensation expense included in net loss	—	4	—	46
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,724)	(2,840)	(6,390)	(9,319)

Adjusted net loss	$(2,209)	$(5,127)	$(9,234)	$(19,764)

Net loss per share as reported	$(0.03)	$(0.17)	$(0.16)	$(0.79)
Adjusted net loss per share	$(0.14)	$(0.38)	$(0.60)	$(1.48)

	Three months ended			Nine months ended
Employee Options	February 28, 2005		February 29, 2004	February 28, 2005	February 29, 2004
Dividend Yield	0.0%		0.0%	0.0%	0.0%
Volatility	1.31		0.76	1.31 to 1.34	0.76 to 0.92
Risk Free rate of interest	3.9	1%	2.13%	2.88% to 3.91%	2.13% to 2.56%
Expected lives of options	2.24 years		3.0 years	2.24 to 2.35 years	3.0 years

	Three months ended			Six months ended
Employee Stock Purchase Plan	February 28, 2004		February 29, 2004	February 29, 2005	February 29, 2004
Dividend Yield	0.0%		0.0%	0.0%	0.0%
Volatility	0.76		0.76	0.76	0.76
Risk Free rate of interest	2.13%		2.13%	2.13%	2.13%
Expected lives of purchase option	0.5 years		0.5 years	0.5 years	0.5 years

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

10. Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against Saba, certain of its officers and directors, and certain underwriters of Saba’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Saba common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by Saba and its officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of Saba’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Saba and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Saba would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Saba may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of Saba’s insurers to the settlement, and the completion of acceptable final settlement documentation. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. If the settlement is not finalized, Saba intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, Saba cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Saba’s business, financial condition and results of operations.

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

SFAS123R will be effective for the second quarter of fiscal 2006. The effects of the adoption of SFAS 123R on our results of operations and financial are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible to estimate the effect of the adoption of SFAS123R on our results of operations and financial condition, however note 7 provides an indication of the effects of using the Black Scholes option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the three and nine months ended February 28, 2005.

12. Subsequent Events

On March 24, 2005, Saba, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of THINQ Learning Solutions, Inc., a privately held Delaware corporation (the “Merger”). The Boards of Directors of Saba and THINQ have unanimously approved the Merger and the Merger Agreement.

If the Merger is completed, THINQ will become a wholly-owned indirect subsidiary of Saba. The Merger will be a combined stock-for-stock and cash transaction and the aggregate consideration payable by Saba is up to 1,700,000 shares of Parent common stock and $500,000, subject to a post-closing balance sheet adjustment. In addition, up to an additional 100,000 shares of Saba common stock may be issued over a three-year period pursuant to an earn-out provision. As security for the Stockholders’ indemnification obligations set forth in the Merger Agreement, approximately 20% of the total merger consideration will be held in escrow until the date that Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 is required to be filed with the Securities and Exchange Commission.

The Merger is subject to customary conditions to closing, including (i) obtaining all required third party consents and approvals of governmental entities, (ii) the accuracy of representations and warranties and the absence of any material adverse change in THINQ (in each case, subject to certain exceptions), and (iii) the delivery of customary opinions from counsel to THINQ. Closing is expected to occur within 60 days of the date of the Merger Agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2004 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Part I, Item 1, statements regarding estimates of recognition of net lease expenses and the absence of future cash savings from restructuring, expectations regarding workforce reduction payments and payments related to the excess facility charge, statements regarding the resolution and effect of pending litigation, statements regarding the adequacy of our tax provision and statements regarding the acquisition of THINQ, (ii) in Part I, Item 2, statements regarding the design of our products to increase organizational performance and help large enterprises, that the timing of a few large software license transactions can substantially affect quarterly revenue, our belief that support revenue will continue to grow, continued investment in areas that we believe accelerate growth, that business conditions may require us to adopt additional restructuring programs, that many of our customers have not resumed previous levels of expenditures on information technologies, our anticipation that the negative impact of seasonality on our first quarter will continue, our expectation that research and development expenses will remain relatively flat for the foreseeable future, our anticipation that we will continue to experience long sales cycles, the sufficiency of cash resources, credit facilities and cash flows to meet working capital, capital expense and business expansion requirements for at least the next 12 months, our expectation to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services, our expectation to derive revenues from new products over the long term, our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets, along with any potential goodwill impairment, that our operating results will fluctuate significantly in the future, our expectation to increase our operating expenses, the impact of SFAS No. 123R and Statement of Position 97-2, our intention to expand our international presence in the future, our expectation to regularly release new products and new versions of existing products, our expectation of continued operating losses and negative cash flow from operations, our expectation to continue to acquire complementary businesses or technologies, that the acquisition of THINQ and any future acquisitions would result in the use of significant amounts of cash, potentially dilutive issuance of equity securities, and/or the incurrence of debt, (iii) in Part I, Item 3, that more of our contracts may be denominated in foreign currencies, and (iv) in Part II, Item 1, statements regarding the resolution and effect of pending litigation. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are incorrect estimates or assumptions, unanticipated adverse results for pending litigation, contraction of the economy and world markets, lack of demand for information technologies from our customers, requirements for increased spending in research and development, unanticipated need for capital for operations, lack of demand for our products, inability to introduce new products and the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

OVERVIEW

Business, Principal Products, Revenue Models and Locations

We are a leading provider of human capital management solutions, which are designed to enable global organizations to increase the productivity and competency of people across their extended enterprise. Our solutions can help large enterprises to efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance. Our leadership position is supported by publicly available reports published by independent, third-party analysts that research vendors in our industry and rank them based on a number of factors, including product offerings, technology and customer base.

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

Significant Trends and Developments in Our Business

Since we began operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration of the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005.

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

We recognize revenue from multiple element arrangements involving licenses and hosting services in accordance with SOP 97-2, Software Revenue Recognition, as these arrangements are with customers that have separately licensed and taken possession of our software independent of the hosting services. Revenue from our application service provider offerings is recognized under SAB 104, Revenue Recognition, as these arrangements are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software. Revenue from both our hosting services and application service provider offerings are recognized as service arrangements, whereby the revenue is recognized ratably over the term of the arrangement.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled approximately $9.1 million as of February 28, 2005. The allowance for doubtful accounts, which totaled approximately $226,000 as of February 28, 2005, is based on our assessment of the collectibility of specific customer accounts historical experience and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million and our remaining goodwill balance at February 28, 2005 was $5.3 million. As of February 28, 2005, we had no remaining balance of purchased intangibles to be amortized.

On March 24, 2005 Saba announced that it had entered into an agreement and plan of merger providing for the acquisitions of THINQ Learning Solutions, Inc. (“THINQ”), a privately held Delaware Corporation, for consideration of up to 1,700,000 shares of Saba stock and $500,000. Saba may issue up to an additional 100,000 shares of common stock pursuant to an earn-out provision. We expect that, should the acquisition be completed, the allocation of the purchase price will result in the identification of purchased intangible assets, which will be amortized to expense over their useful economic lives. Until the final purchase price has been determined and fully allocated, it is not currently possible to identify the value of these assets and the expected amortization expense, which will arise in future periods. In addition, it is likely that some portion of the purchase price will be allocated to goodwill, increasing that balance which must be assessed for impairment on a regular basis.

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

Restructuring costs. The total accrued restructuring balance as of February 28, 2005 was $401,000, which was comprised of $377,000 for facilities related charges and $24,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Revenues

	Three months ended				Nine months ended
	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue
	(dollars in thousands)
Revenues
License	$3,758	36%	$2,320	30%	$9,598	32%	$6,316	26%
Services	6,780	64%	5,515	70%	20,590	68%	17,940	74%

Total revenues	$10,538	100%	$7,835	100%	$30,188	100%	$24,256	100%

Total Revenues: Total revenues increased by 34% during the three months ended February 28, 2005 compared to the three months ended February 29, 2004. For the nine months ended February 28, 2005, total revenues increased by 24% compared to the nine months ended February 29, 2004. These increases were the result of increases in both license and services revenue. As a percentage of total revenues, revenues from customers outside the United States represented 36% for the three months ended February 28, 2005 and 41% for the three months ended February 29, 2004. For the nine months ended February 28, 2005 and February 29, 2004 revenues from customers outside the United States represented 39% and 27% of total revenues, respectively. During each of the three months and nine months ended February 28, 2005 and February 28, 2004, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased by 62% during the three months ended February 28, 2005 compared to the three months ended February 29, 2004 and 52% during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004. The increase in the dollar amount of license revenue for the three and nine months periods ended February 29, 2004 was attributable to an increase in new license sales.

Services Revenue. Service revenue increased by 23% during the three months ended February 28, 2005 compared to the three months ended February 29, 2004 and 15% during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004. The increase in services revenue during the three months ended February 28, 2005 is attributable to an increase in consulting revenue of approximately $663,000 and an increase in maintenance revenue of approximately $494,000. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting from an increase in the number of new license sales. The increase in maintenance revenue results from a continued high level of maintenance renewals combined with additional maintenance purchased by new customers.

The increase in services revenue during the nine months ended February 28, 2005 is attributable to an increase in maintenance revenue of approximately $1.5 million and consulting revenue of approximately $1.1 million. The increase in maintenance revenue is attributable to an increase in the number of customers purchasing maintenance across an expanded base of installed customers and to approximately $325,000 of back maintenance fees received from an existing customer during the first quarter of fiscal 2005. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting from an increase in the number of new license sales.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended				Nine months ended
	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues
Cost of license	$43	1%	$27	0%	$219	1%	$178	1%
Cost of services	2,895	27%	2,845	36%	9,054	30%	9,188	38%
Amortization of acquired developed technology	—	—	96	1%	2	—%	290	1%

Total cost of revenues	$2,938	28%	$2.968	37%	$9,275	31%	$9,656	40%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. As a percentage of license revenue, cost of license revenue was approximately 1% for each of the three months ended February 28, 2005 and February 29, 2004. As a percentage of license revenue, cost of license revenue was approximately 2% for the nine months ended February 28,2005 and 3% for the nine months ended February 29, 2004. The increase on an absolute basis for both periods is primarily due to an increase in the amount of third party royalties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. For the three months ended February 28, 2005 cost of services revenue increased 2% compared to the three months ended February 29, 2004. The increase in the cost of services revenue was primarily attributable to an increase in employee related salary and benefits expense of $227,000 and increase in the use of third party consultants of approximately $85,000, partially offset by a decrease of $219,000 related to the allocation of facilities costs. As a percentage of services revenue, cost of services was 43% for the three months ended February 28, 2005 and 52% for the three months ended February 29, 2004. The decline in cost of services revenue as a percentage of service revenue during the three months ended February 28, 2005 is due to an increase in maintenance revenue, which is generally higher margin, as well as improvements in the overall utilization levels of our consulting services personnel.

For the nine months ended February 28, 2005 cost of services decreased 1% compared to the nine months ended February 29, 2004. The decrease is primarily attributable to a decrease of approximately $686,000 as a result of lower headcount and the restructuring of certain of our United States facilities and $42,000 as a result of a lower depreciable base of fixed assets. These decreases were partially offset by an increase of $693,000 associated with an increased use of third party consultants. As a percentage of services revenue, cost of services was 44% for the nine months ended February 28, 2005 and 51% for the nine months ended February 29, 2004. The decrease in the cost of services revenue as a percentage of services revenue during the nine months ended February 28, 2005 was attributable to higher margin support revenue as a percent of total services revenue, savings as a result of our restructuring and improvements in the overall utilization levels of our consulting services personnel.

Amortization of Acquired Developed Technology. The cost of revenues includes amortization of acquired developed technology of $96,000 for the three months ended February 29, 2004. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. These intangible assets were fully amortized as of August 31, 2004.

We expect that, should the acquisition of THINQ be completed, the allocation of the purchase price will result in the identification of purchased intangible assets, some of which will may need to be amortized to total cost of revenues over their useful economic lives. Until the final purchase price has been determined and fully allocated it is not currently possible to identify the value of these assets and the expected amortization expense, which may arise in future periods.

Because our cost of services revenue is greater than our cost of license revenue, cost of total revenues, as a percentage of total revenues, will fluctuate based on the mix of licenses and services sold.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock compensation, other stock charges, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees.

	Three months ended				Nine months ended
	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue	February 28, 2005	Percent of Total Revenue	February 29, 2004	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$2,417	23%	$2,310	29%	$7,197	24%	$7,516	31%
Sales and marketing	4,309	41%	3,933	50%	12,775	42%	12,405	51%
General and administrative	1,228	11%	872	11%	3,544	12%	3,188	13%
Amortization of deferred stock compensation and other stock charges	—	—	4	—%	—	—	45	—%
Amortization of purchased intangible assets	—	—	41	1%	—	—	125	1%
Settlement of litigation	—	—	—	—	—	—	1,701	7%

Total operating expenses	$7,954	75%	$7,160	91%	$23,516	78%	$24,980	103%

Research and development. Research and development expenses increased 5% for the three months ended February 28, 2005 compared to the three months ended February 29, 2004. The increase for the three months ended February 28, 2005 was a result of an increase in employee related salary and benefits expenses as we expanded our headcount in India with the opening of a second Research and Development facility in Pune. For the nine months ended February 28, 2005, research and development expenses decreased 4% compared to the nine months ended February 29, 2004. The decrease was primarily attributable to a decrease in research and development personnel in the U.S., offset by increased staffing in our lower-cost development center in India. We expect research and development expenses to remain relatively flat for the foreseeable future.

Sales and marketing. Sales and marketing expenses increased 10% for the three months ended February 28, 2005 compared to the three months ended February 29, 2004. Sales and marketing expenses for the nine months ended February 28, 2005 increased 3% compared to the nine months ended February 29, 2004. These increases were primarily attributable to an increase in employee related expenses as a result of an increase in sales personnel and an increase in commission expense due to an increase in revenues.

General and administrative. General and administrative expenses increased 41% for the three months ended February 28, 2005 compared to the three months ended February 29, 2004. The increase is primarily due to an increase in outside service provider fees associated with our annual audit and our Sarbanes Oxley documentation project together with the fact that we recognized a reversal of bad debt provision of $141,000 during the three months ended February 29, 2004. For the nine months ended February 28, 2005, general and administrative expenses increased 11% compared to the nine months ended February 29, 2004.

Amortization of deferred stock compensation and other stock charges. During the three months and nine months ended February 28, 2005, we did not issue any options to non-employees and as a result did not incur any fair value stock-based compensation charges. On December 16, 2004 the Financial Accounting Standards Board issued SFAS123R. SFAS123R requires that, for annual or interim period beginning after June 15, 2005 any share-based payment, including grants of employee stock options, be recognized at fair value in the financial statements. – See also “Recent Accounting Pronouncements”.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three and nine months ended February 29, 2004 is attributable to the non-competition agreements entered into as a result of our March 2001 acquisition of Human Performance Technologies, Inc. This balance was fully amortized in the fourth quarter of fiscal year 2004.

We expect that, should the acquisition of THINQ be completed, the allocation of the purchase price will result in the identification of purchased intangible assets, which will be amortized to operating expenses over their useful economic lives. Until the final purchase price has been determined and fully allocated it is not currently possible to identify the value of these assets and the expected amortization expense, which will arise in future periods.

Settlement of litigation. In September 2003, we reached an agreement regarding the settlement of pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we were required to pay $1.1 million over nine months. As of February 28, 2005, all amounts due under this settlement had been paid.

Interest income (expense) and other, net

Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) and other, was an expense of $73,000 for the three months ended February 28, 2005, and income of $47,000 for the three months ended February 29, 2004. Interest income (expense) and other, was an expense of $101,000 for the nine months ended February 28, 2005 and income of $16,000 for the nine months ended February 29, 2004. The decrease was primarily attributable to foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated payables.

Provision for income taxes

From inception through February 28, 2005, we incurred net losses for federal and state tax purposes. Income tax expense was $58,000 during the three months ended February 28, 2005 and $45,000 during the three months ended February 29, 2004. Income tax expense was $140,000 for the nine months ended February 28, 2005 and $127,000 for nine months ended February 29, 2004. The income tax expense consists entirely of foreign tax expense incurred as a result of local country profits.

We are subject to income tax audits in all of the jurisdictions in which we operate. Currently, our California Sales Tax returns and French income tax returns for 2001 through 2003 are the subject of audits being conducted by the relevant tax authority. As a result, we must assess exposures to any potential issues arising from these current or any future audits of current and prior years tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. While we believe that we have made adequate provision for our expected tax exposures, in the event that our current or previously filed returns are subject to audit, additional assessments may be made by the relevant taxing authority. In the event we are unsuccessful in reducing the amount of such assessments, our estimates related to our total costs and expenses could be adversely affected.

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

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business; and

•	foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
	February 28, 2005	February 29, 2004
	(in thousands)
Cash used in operating activities	$(6,215)	$(7,984)
Cash (used in) provided by investing activities	(229)	3,290
Cash provided by financing activities	5,178	3,365

As of February 28, 2005, our principal source of liquidity included cash and cash equivalents of $15.4 million. We also have the ability, until the facility expires in August 2005, to borrow up to an additional $5.0 million through our existing credit facility, which is subject to our compliance with the financial covenants of that facility.

Cash Used In Operating Activities

Cash used in operating activities was $6.2 million during the nine months ended February 28, 2005 compared to $8.0 million during the nine months ended February 29, 2004. Cash used in operating activities during the nine months ended February 28, 2005 was primarily attributable to a net loss of $2.8 million and an increase in receivables of $2.4 million as a result of increased invoicing in the quarter ended February 29, 2004 versus the same quarter of the prior year. Cash used in operating activities during the nine months ended February 29, 2004 was primarily attributable to a net loss of $10.5 million, which was partially offset by an increase in deferred revenue of $1.6 million as we recorded a large license transaction in the quarter ended February 29, 2004.

Cash Provided By Investing Activities

Cash used in investing activities during the nine months ended February 28, 2005 of approximately $229,000 compared to cash provided by investing activities during the nine months ended February 29, 2004 of $3.3 million. The decrease was primarily attributable to lower net redemptions and maturities of short-term investments as we held all of our cash balance in short term deposits.

Cash Provided By Financing Activities

Cash provided by financing activities of $5.2 million during the nine months ended February 28, 2005 was primarily attributable to net proceeds of approximately $8.7 million from our private placement in August 2004 offset by the repayment of $3.5 million from borrowings under our credit facility. Cash provided by financing activities of $3.3 million during the nine months ended February 29, 2004 was primarily attributable to $10.5 million of borrowings under our credit facility, which was partially offset by repayments of $7.2 million.

Contractual Obligations

At February 28, 2005, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and a note payable.

The following table summarizes our contractual obligations at February 28, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $24.3 million in operating leases, net of sublease income, $377,000 has been included in accrued restructuring charges as of February 28, 2005. Sublease income included in the table below amounted to $73,000 for the remainder of fiscal 2005, $241,000 for fiscal 2006 and $31,000 for fiscal 2007.

	Total	Operating Leases	Debt Obligations
	(in thousands)
Fiscal Year Ending May 31,
2005	$1,000	$787	$213
2006	3,503	2,834	666
2007	2,585	2,380	205
2008	2,424	2,371	53
2009	2,439	2,439	—
Thereafter	13,499	13,499	—

	$25,450	$24,310	$1,137

As of February 28, 2005 we had no significant commitments related to purchase obligations for goods or services.

On March 24, 2005 we entered into an agreement and plan of merger providing for the acquisition of THINQ for consideration that includes a cash payment of $500,000, subject to adjustment based on the post closing balance sheet of THINQ.

We currently anticipate that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, including any cash payment which may be required upon closure of the THINQ acquisition, for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of February 28, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the Financial Accounting Standards Board or “FASB” issued SFAS123. SFAS123R, which is effective for the first annual or interim period beginning after June 15, 2005 will require that any share based payment, including stock options, made to an employee be recognized in the financial statements based on their fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items – the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

SFAS123R will be effective for the second quarter of fiscal 2006. The effects of the adoption of SFAS 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible to estimate the effect of the adoption of SFAS123R on our results of operations and financial condition, however note 7 to the Notes to Condensed Consolidated Financial Statements provides an indication of the effects of using the Black Scholes option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the three and nine months ended February 28, 2005.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 28, 2005 we had no purchased intangible assets to be amortized and our remaining goodwill balance was $5.3 million. As a result of all of the foregoing, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Fluctuations of our results could cause our stock price to experience significant fluctuations or declines

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in the last two fiscal years our quarterly revenues have fluctuated between approximately $14.7 million and $7.8 million and our quarterly net loss has fluctuated between approximately $1.9 million and $7.9 million. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately 6 to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

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

We experience seasonality in our sales, which could cause our operating results to fluctuate from quarter to quarter

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

Our performance depends on a new market: human capital management

The market for software solutions that automate human capital management is relatively new and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect, or if we fail to identify the challenges and risks in this new market or successfully address these risks, our business would be harmed.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue.

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

The loss of the services of our senior executives and key personnel would likely cause our business to suffer

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

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer

International revenues accounted for 36% of our revenues for the three months ended February 28, 2005 and 41% for the three months ended February 29, 2004. International revenues accounted for 46% of our revenues for the nine months ended February 28, 2005 and 27% of our revenues for the nine months ended February 29, 2004. Although we intend to continue to expand our international presence in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and, our business and future growth include:

•	difficulties in staffing and managing foreign operations, including language barriers;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Japan, or have exposures in intercompany accounts denominated in foreign currencies;

•	the need to develop internationalized versions of our products and marketing and sales materials;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries; and

•	tariffs, export controls and other trade barriers.

•	potentially harmful tax consequences.

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

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses

In March 2001, we acquired Human Performance Technologies, Inc. and, in June 2001, we acquired Ultris Inc. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. For example, on March 24, 2005 we announced that we had signed a definitive agreement to acquire THINQ Learning Solution, Inc., (“THINQ”). The acquisition of THINQ, should it be completed will and, any future acquisitions could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, and/or the incurrence of debt. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of February 28, 2005, our remaining goodwill balance was $5.3 million. The THINQ acquisition and any future acquisitions involve numerous risks, including:

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

In order for our common stock to continue to be quoted on the Nasdaq National Market, we must satisfy various financial requirements established by Nasdaq. At February 28, 2005, we complied with Nasdaq’s minimum stockholders’ equity requirement. As Nasdaq does with all companies, it will continue to monitor us for ongoing compliance with the minimum stockholders’ equity requirement. Failure to demonstrate compliance with the minimum stockholders’ equity requirement or other requirements could subject us to delisting from the Nasdaq National Market. Delisting on the Nasdaq National Market, among other things, limit the liquidity and adversely affect the trading price of our stock.

If we are unable to reach a favorable conclusion after assessing the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and depending on whether we meet the definition of an “accelerated filer “, beginning with our Annual Report on Form 10-K for the year ending May 31, 2006, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of May 31, 2006. In the event we do not meet the accelerated filer requirements, we will be required to perform these procedures as of May 31, 2007. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing and documenting our internal controls over financial reporting and once this is completed we will begin testing of these controls. This has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter unforeseen problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting and any requested improvements necessary to receive a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments are made in accordance with an investment policy approved by our Board of Directors. All investments are carried at market value, which approximates cost. At February 28, 2005, all of our investments were in the form of cash equivalents and short-term deposits. As a result, we believe that there is no material market risk exposure.

The revolving line of credit portion of our credit facility allows us to make draws at a variable interest rate of the bank’s prime rate plus 1.5%. As of February 28, 2005 we had not borrowed against this facility.

The equipment term loan portion bears interest at either a fluctuating rate equal to the bank’s prime rate plus 1.75% or a fixed rate equal to the 36-month U.S. Treasury note plus 4.00%. As of February 28, 2005, we had outstanding equipment term loans of $983,000 that carry fixed interest rates ranging from 4.9% to 7.75%. Therefore, only future borrowings on the equipment term loan portion of our credit facility would be affected by changes in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of February 28, 2005, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints were later consolidated into a single action. On July 16, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the parties are able to agree on the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. If the settlement is not finalized, we intend to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a. Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 14, 2005	By:	/s/ Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amended and Restated Bylaws of the Company effective as of September 18, 2003.

3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2004, previously filed with the SEC.