Form 10-K
period 2005-05-31
SABA SOFTWARE INC
filed 2005-08-29
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29,900,000 (based on a closing sale price of $4.26 per share as reported for the Nasdaq National Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 24, 2005 was 17,944,675.

Documents Incorporated by Reference

Portions of registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FORM 10-K

MAY 31, 2005

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Terms such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology may identify forward-looking statements. Forward-looking statements include (i) in Item 1, statements regarding intensifying competition and change in our market; our beliefs as to the comprehensive scope of our product platform; our beliefs as to the principal competitive features affecting our market; the competitive position of our solutions relative to such features; and our intent to register trademarks; (ii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs; (iii) in Item 3, statements regarding our expectations that insurers will bear the direct financial impact of the proposed settlement; our intent to dispute claims alleged against us if the settlement is not finalized; and our expectations that the resolution and effect of pending litigation will not materially adversely affect us; (iv) in Item 5, statements regarding intended use of future earnings; and (v) in Item 7, statements regarding the THINQ acquisition’s ability to support our long-term strategy and growth in support revenue due to the THINQ customer base, along with anticipated renewal of customers’ annual contracts and increased sales of new software licenses; the THINQ acquisition’s ability to strengthen our competitive position, expand our customer base and increase stockholder value; intentions regarding additional restructuring programs; our beliefs that customers have yet to resume the previous level of information technology and enterprise software expenditures; continued investment in areas that may accelerate revenue growth; continued efforts to manage expenses; plans regarding operations within and outside of the United States; continued negative impact of first quarter seasonality; estimated net lease expenses; timing of workforce reduction payments; adequacy of tax provisions in connection with a routine foreign tax audit; the likelihood of realization of certain deferred tax assets; sufficiency of existing capital resources to meet anticipated requirements; expected revenues from new products and related services; expectations that our voluntary stock exchange program will not result in additional compensation charges or variable plan accounting; fluctuations in operating results from quarter to quarter; future net losses; long sales cycles; expected license revenue concentration in the third month of each fiscal quarter; compliance with Statement of Position 97-2, “Software Revenue Recognition”; intensifying competition and change in our market; continued international expansion; new product releases and product enhancements; expected use of cash and credit; and possible acquisitions and strategic ventures.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed in such forward-looking statements, including, without limitation, failure of the human capital management market to develop; technical and performance difficulties with our products; inaccurate assessment of the factors affecting our market and our products; inability to satisfy trademark registration requirements in appropriate jurisdictions; unanticipated expansion rendering our existing facilities inadequate; inability to compel insurers to bear settlement costs; changes in litigation strategies should a settlement not be finalized; inaccurate assessment of our liability in pending litigation; changes in strategic direction or increased expenses requiring unforeseen use of future earnings; unforeseen delays in the integration of THINQ operations; inability of THINQ products or personnel to strengthen our position in the market; refusal of THINQ customers to renew contracts or upgrade to Saba products; negative market reaction to the THINQ acquisition affecting the price of our common stock; operational difficulties precluding us from achieving anticipated synergies from the THINQ acquisition; introduction or enhancement of competing products adopted by our current and prospective customers; unanticipated volatility in customers’ budgetary cycles; weakening demand for enterprise learning software due to negative economic or political conditions; inaccurate projections of revenues and expenses, or failure to meet projections, that compel future restructuring plans; lack of resources to invest in research and development, whether due to higher than anticipated expenses, lower than anticipated revenues, or difficulties in managing resources; increasing expenses due to expansion; future opportunities to reduce costs by relocating operations; volatility in sales and customers’ budgetary cycles; increasing expenses or expansion rendering existing capital resources inadequate; price pressure from competing products; delays in product releases or product defects; customers’ failure to enter into or renew contracts as anticipated; inaccurate assessment of the effects of our exchange program or the bases for such assessment; variability in demand for products and services; size and complexity of license transactions; changes in the amount and timing of expenses; inability to achieve or sustain profitability; limited visibility as to future revenues, especially from licenses; revenue recognition difficulties due to the complexity of our multiple-element software arrangements; inaccurate assumptions underlying revenue recognition analyses; uncertainties as to timing of product delivery, fee arrangements and collection; inability to anticipate and respond to the evolving human capital market and technology standards; market acceptance of competitors’ products; insufficient resources to compete with larger software companies or customers’ internal human capital management programs; uncertainties regarding the viability of our business; increased exposure to the risks from geo-political hostilities, foreign financial market volatility and regulatory burdens; development and testing difficulties that delay product releases; absence of opportunities for strategic transactions; and consolidation or alliances among competitors. Additional factors that could cause actual results to differ materially are included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in Part II, Item 7 of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

ITEM 1:    BUSINESS

Overview

We are a leading provider of human capital management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning goals, developing and motivating people and measuring results. Our solutions can help large enterprises to align their workforce around the organization’s business objectives, efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance. Our leadership position is supported by publicly available reports published by independent, third-party analysts that research vendors in our industry and rank them based on a number of factors, including product offerings, technology and customer base.

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

Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number is (650) 696-3840.

Our Internet address is www.saba.com. On the Investor Relations page of our web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Yvonne Selner, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

Products and Services

Saba Learning Suite

The Saba Learning Suite is a family of products designed to deliver configurable, targeted functionality in a single solution that addresses five key enterprise learning areas:

•	Sales and Channel Readiness—Enables sales organizations and distributors to gain the skills and knowledge required to rapidly build a sales pipeline and win business for new products.

•	Channel Certification—Focuses on qualifying channel partners to consistently represent an organization’s products and brands and deliver quality services.

•	Customer Education—Supports an organization’s ability to generate revenue and increase customer loyalty through the sale and distribution of training.

•	Regulatory Compliance—Allows a regulated organization to track required certifications and qualification programs and effectively respond to compliance audits.

•	Corporate Universities—Focuses on developing employees to effectively execute organizational objectives and gain competitive advantage.

By implementing multiple enterprise learning solutions in a single system, organizations can lower the overall cost of supporting enterprise-wide learning processes, leverage internally-created content in multiple areas and create a common pool of knowledge for and about people. This unified solution also offers the flexibility to change processes and develop new opportunities from a common foundation, while creating the visibility needed to operate as an integrated “virtual enterprise.”

The Saba Learning Suite combines enterprise learning with collaboration for informal learning, synchronous learning, analytics, and content creation and management. It also provides support for blended learning, and is available in 16 different languages and locales for global deployment. The Saba Learning Suite includes the following applications:

•	Saba Learning—Enables global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results.

•	Saba Certification Management—Supports building and management of complex certification with multiple learning pathways. Provides flexible audit trails and supports e-signatures to meet stringent regulatory requirements.

•	Saba Learning Commerce—Provides support for optimized pricing, discounting schemes, marketing campaigns, branded certification programs, bundled training units and a variety of convenient payment methods for education businesses.

•	Saba Analytics for Learning—Allows business leaders to analyze, understand and act on critical trends and information related to their enterprise learning initiatives.

•	Saba Content Management—Helps global organizations capture, consolidate, organize, manage, share and reuse critical content through a learning object repository and automated content processes.

•	Saba Publisher—Allows users to assemble new courses, or re-purpose courses, and publish them into HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently.

•	Saba Collaboration—Supports informal collaboration and knowledge sharing between communities of practice through chat rooms, threaded discussions, and document sharing.

•	Saba VLE Connectors—Provide a tight integration between Saba and virtual learning environment systems, such as Centra, Interwise, and WebEx, supporting an enterprise’s ability to create and manage virtual learning events while working entirely within Saba.

•	Languages—Saba Learning is available in the following languages: American English, Arabic, Brazilian Portuguese, British/International English, Chinese, Danish, Dutch, French, German, Greek, Italian, Japanese, Norwegian, Polish, Spanish, and Swedish.

Saba Performance Suite

Saba Performance helps improve organizational performance by aligning the workforce around the organization’s most important business objectives. Saba Performance provides real-time visibility into an organization’s progress against goals, allowing leaders to make ongoing adjustments and respond to changing requirements. With Saba Performance, Global 2000 companies and government agencies can automate all the processes associated with managing performance across the extended enterprise of employees, customers, partners and suppliers. These processes include:

•	Goal and objective management—Enables creation, distribution and management of goals and objectives throughout the extended enterprise.

•	Goal alignment—Provides line-of-sight visibility to ensure that the organization is executing against its most important objectives.

•	Initiative management—Enables management and tracking of goals in support of a cross-functional initiative.

•	Performance reviews—Provides highly flexible, multi-level review and assessment functionality.

•	Performance planning—Enables creation of “performance plans” that combine performance goals, career development goals and recommended learning.

Saba Talent Suite

Saba Talent Suite is a solution that provides the ability to track and manage processes that relate to the development of talent across the organization. The Saba Talent Suite enables organizations to create succession plans for key positions, as well as develop key talent for the demands of future positions. Candidates identified as potential “successors” are not just assessed and ranked, but are provided with guidance to prepare themselves for the position, essentially enabling organizations to develop the skilled individuals they need to be successful. In addition, Saba Talent Suite enables organizations to:

•	Assess bench strength for key positions

•	Manage and track required competencies for individuals and organizations

•	Develop top performers for future responsibilities

•	Track readiness of pool candidates

•	Measure skill and competency gaps over time

•	Assign goals and competencies to pool candidates

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2005, we employed approximately 119 people worldwide in services-related activities.

Our global services organization supports multiple offerings, including:

•	Strategic workshops. Saba Strategic Workshops are designed to enable organizations to effectively link human capital management to business strategies. Offerings include developing new human capital management strategies, change management, developing and deploying competency models, and measurement and evaluation strategies.

•	Consulting services. Our consulting services include definition of business objectives, design of phased plans for achieving these objectives, technical solution specifications, establishment of implementation timelines and resource requirements, installation of Saba solutions, systems configuration, data loading, custom report and notification design, website development, enterprise system integration and post-implementation assessment.

•	Customer support. We provide several product support options so that customers may utilize their own resources to the degree desired and leverage their existing investments in customer support. Options include enterprise support, an end-user help desk and on-site support.

•	Education services. We provide a broad range of education offerings in a variety of formats, including instructor-led training and web and technology-based training. Course curricula, designed to enable customers to fully exploit the value of Saba solutions, include product training, project team training, and technology training.

•	Hosting services. We offer hosting services for our software to support our customers’ development, testing, and production environments. Our hosting offerings include security administration and backup and recovery services.

Our Customers

Our customers include a wide spectrum of large, global organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, government, health care, manufacturing, medical equipment, pharmaceutical, professional services and transportation industries. Our customers represent 36% of the Fortune Global 100 and 20% of the FTSE 100. Based on total revenues, our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government.

Alliances

As of May 31, 2005, we had strategic alliance agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

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

Sales and Marketing

We license our products to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large organizations, including Global 2000 businesses and government organizations. As of May 31, 2005, we had 73 sales and marketing professionals. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator partnerships.

We focus our marketing efforts on establishing market positioning, generating sales leads, supporting proposal and sales efforts, creating market awareness of our solutions, and establishing strategic relationships. Our marketing activities include public relations/analyst relations, direct marketing (email, tele-contact and direct mail campaigns), industry trade shows, web and in-person seminar programs, speaking engagements, and web presence.

Technology

Product Architecture

Our J2EE product architecture facilitates the rapid development, deployment and configuration of Internet-based solutions for organizational learning and performance management. Our products share a common platform, a modern environment for developing Web-based applications. This platform uses the latest industry standards, including Extensible Markup Language (XML), Simple Object Access Protocol (SOAP), Enterprise Java Beans (EJB) and web services standards, to deliver innovative, configurable features for enterprise learning and enterprise performance.

We provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•	Configurability. The Saba platform offers extensive application configurability of both business processes and user experience.

•	Web services enabled. We ship a robust set of predefined web services for business processes as well as an infrastructure for creating new web services. Developers can use these web services to integrate components of Saba functionality, from user and organizational information housed in an HRIS to order processing passed to an accounts receivable system.

•	Support for Java Specification Request 168. Support for Java Specification Request 168 (JSR 168) enables organizations to display portlets, or small “windows” to business critical Saba processes, within a JSR 168 compliant enterprise portal product.

•	Open interfaces. Published Java application programming interfaces, or APIs, enable developers to build custom Saba application extensions, and public database views allow analysts to design custom reports using standard reporting tools.

•	Scalability. Scalability is accomplished using load-balancing techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

•	Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the Saba platform executes database-stored procedures to optimize intense database processing. The core foundation currently supports Oracle, IBM DB2 and Microsoft SQL Server databases.

•	J2EE application server. The business and application logic reside on a J2EE application server. This architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows NT, Sun Solaris, Linux or IBM AIX.

•	Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

•	Multiple language support. The core foundation is designed to support multiple languages. Currently our solutions support 16 languages.

•	Workflow monitoring of business object changes. A workflow component applies business rules when business objects change. For example, e-mail can automatically be sent to students when details about their class change.

•	Integration with legacy enterprise applications. The Saba platform is capable of exchanging data with external legacy systems. We provide connectors to the leading human resources and financial systems.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2005, we had 115 research and development employees in the United States and India. We incurred $9.3 million, $10.0 million and $11.8 million in research and development expense during the years ended May 31, 2005, 2004 and 2003, respectively.

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

We expect additional competition from other established and emerging companies as the market for Internet-based, human capital management solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

We believe the principal competitive features affecting our market include:

•	Breadth and depth of the solution;

•	A significant installed base of Global 2000 and government customers;

•	The ability to support all forms of content offerings;

•	The ability to meet the requirements of the world’s largest organizations, including support for global deployments;

•	The ability to support a broad range of extended-enterprise users, including employees, partners, customers and suppliers;

•	Product quality and performance;

•	Product features and functions;

•	Customer service and support;

•	Ease of implementation;

•	Core technology; and

•	Price to performance ratio.

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have four patents issued in the United States and five patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patents (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Employees

As of May 31, 2005, we had a total of 334 employees, including 115 in research and development, 73 in sales and marketing, 119 in services-related activities and 27 in administration and finance. Of these employees, 178 were located in North America and 156 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Baltimore, Chicago, Denver, and Washington D.C. metropolitan areas and in Australia, Brazil, Mexico, France, Germany, India, United Kingdom and Japan. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and our former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

We are also party to various legal disputes and proceedings arising from the ordinary course of general business activities. Resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows, however, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to us.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq National Market under the symbol “SABA.” The following table sets forth the range of the quarterly high and low closing sales prices of our common stock for the periods indicated.

Year ended May 31, 2005	High	Low
First Quarter	$4.07	$3.42
Second Quarter	$4.26	$3.55
Third Quarter	$6.09	$4.00
Fourth Quarter	$5.54	$3.83

Year ended May 31, 2004	High	Low
First Quarter	$6.00	$3.80
Second Quarter	$4.76	$3.59
Third Quarter	$4.60	$3.42
Fourth Quarter	$4.47	$3.50

We had approximately 244 stockholders of record as of May 31, 2005. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business and. Our credit facility restricts our ability to pay cash dividends.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of May 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2002 and 2001 and the balance sheet data as of May 31, 2003, 2002 and 2001 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Years ended May 31,
	2005 (1)	2004 (1)	2003 (1)	2002	2001
Consolidated Statement of Operations Data:
Total revenues	$42,210	$34,471	$44,416	$55,648	$54,955
Gross profit	29,340	21,791	29,644	39,470	31,435
Total operating expenses	32,419	34,161	47,083	64,812	96,893
Loss from operations	(3,079)	(12,370)	(17,439)	(25,342)	(65,458)
Net loss	(3,416)	(12,683)	(17,207)	(25,467)	(62,791)
Basic and diluted net loss per share	(0.22)	(0.95)	(1.35)	(2.19)	(5.95)
Shares used in computing basic and diluted net loss per share	15,687	13,411	12,775	11,623	10,556

	May 31,
	2005 (1)	2004 (1)	2003 (1)	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,408	$16,778	$21,197	$22,141	$34,333
Working capital	5,099	2,606	13,318	14,325	18,956
Total assets	54,299	31,741	40,836	48,688	68,111
Long-term obligations, less current portion	6,286	3,370	3,964	3,443	4,290
Total stockholders’ equity	20,834	6,521	18,460	24,346	27,959

(1)	Saba ceased the amortization of goodwill effective June 1, 2002 in accordance with SFAS No. 142.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.” All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Risk Factors.

OVERVIEW OF OUR BUSINESS AND INDUSTRY

Business, Principal Products, and Locations

We are a leading provider of human capital management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning goals, developing and motivating people and measuring results. Our solutions can help large enterprises to align the workforce around the organization’s business objectives, efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance.

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998. In August 2003, we shipped our generally available version of Saba Performance.

On May 5, 2005, we completed the acquisition of THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise learning management solutions. Under the terms of the merger agreement, the aggregate consideration payable by us was up to 1,700,000 shares of common stock and $500,000. At closing, the cash portion of the consideration was reduced to $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. In addition, up to an additional 100,000 shares of our common stock may be issued over a three-year period pursuant to an earn-out provision. Assets acquired and liabilities assumed in the acquisition were recorded at their fair values as of May 5, 2005. The total preliminary purchase price, including acquisition-related transaction costs, was $9.3 million.

We believe our acquisition of THINQ supports our long-term strategic direction, strengthens our competitive position in the Human Capital Management market, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

Substantially all of our revenues are derived from the sale of perpetual licenses of our software products and related product-support and professional services. Specifically, we license our software solutions in multi-element arrangements that include a combination of our software, product support and/or professional services. To date, a substantial majority of our software license revenue has been derived from Saba Learning. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

Product support includes technical support and future updates for the applicable software product. We typically sell support for an initial period of one year concurrently with the sale of the related software license. After the initial period, support is renewable on an annual basis at the option of the customer. Accordingly, our support revenue depends upon both our sale of additional software licenses and annual renewals of existing support agreements. In addition, we expect support revenue to increase to reflect support provided to an expanded customer base resulting from the THINQ acquisition. As a result of the acquisition, we recorded adjustments totaling $1.4 million to reduce THINQ’s support obligations to its estimated fair value as of May 5, 2005. As former THINQ customers renew these support contracts, we will recognize the full value of the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

The growth rate of support revenue does not necessarily correlate directly to the growth rate of license revenue as the support renewal rate has a greater impact on support revenue as our installed base of customers grows. For example, if license revenues remained constant, support revenue would continue to grow as a result of the incremental support revenue associated with new license sales, assuming renewal rates stayed relatively constant. We believe that support revenue will continue to grow as we anticipate that a substantial majority of our customers, as well as former THINQ customers, will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase support.

Our professional services offerings include (i) implementation services, (ii) education services for our customers regarding how to use our software, and (iii) hosting services that enable customers that separately purchase software licenses to access and use the software on computers operated by or for us. Our implementation and education services are typically initiated and provided to customers that license software directly from us over a period of three to nine months after licensing the software. Accordingly, our implementation and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine-month period. In addition, our implementation and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation and education of their software upgrade. Although we primarily provide implementation services on a time and materials basis, a significant portion of these services is provided on a fixed fee basis. Hosting services are generally provided pursuant to annual agreements and the associated revenue is recognized ratably over the hosting term.

Our corporate headquarters are located in Redwood Shores, California. In addition, we have ten non-U.S. subsidiaries in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Significant Trends and Developments in Our Business

Since we commenced operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration in the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and throughout fiscal 2005.

During fiscal 2004, fiscal 2003 and fiscal 2002, in response to the global economic slowdown, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Although we do not have any current plans to implement additional restructuring programs, business conditions may require us to reduce or otherwise adjust our workforce or consolidate excess facilities in the future. There were no restructuring programs implemented in fiscal 2005.

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

In order to achieve profitability, we will need to generate significantly higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, general economic conditions and the successful integration of THINQ. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and to manage expenses to align our operations and cost structure with market conditions.

We experience seasonality during our first fiscal quarter as sales are typically lower than sales in the immediately preceding fourth fiscal quarter. Our first fiscal quarter occurs during the summer months when general business activities slow down in a number of territories where we conduct our operations, particularly Europe. Our commission structure and other sales incentives also tend to result in fewer sales in the first fiscal quarter than in the fourth fiscal quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

Changes to Previously Announced Fiscal 2005 Fourth Quarter and Annual Results

On June 30, 2005, we announced our fiscal 2005 fourth quarter and annual results. Subsequent to that date, we obtained an assessment from a foreign tax authority. As a result, we adjusted our previously announced fiscal 2005 results by increasing both our fiscal 2005 fourth quarter and annual net losses by $175,000 and net loss per common share by $0.01.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with the audit committee of our board of directors.

Revenue recognition. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery of the product has occurred;

•	the fee is fixed or determinable; and

•	collection of the fee is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from sales of our perpetual licenses are recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we generally recognize revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from software licenses with terms of less than three years and from our hosting services are generally recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education, and other services is generally recognized as the services are performed. Although we primarily provide implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. We recognize revenue from fixed fee contracts as the services are delivered, using labor hours incurred as a percentage of expected total labor hours as a measure of completion. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Saba recognizes revenue from multiple element arrangements involving licenses and hosting services in accordance with SOP 97-2, “Software Revenue Recognition,” as these arrangements are with customers that have separately licensed and taken possession of our software independent of the hosting services. Revenue from Saba’s application service provider offerings is recognized under SAB 104, “Revenue Recognition,” as these arrangements are integrated offerings pursuant to which the customers’ ability to access Saba’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of Saba’s software. Revenue from both Saba’s hosting services and application service provider offerings are recognized as service arrangements, whereby the revenue is recognized ratably over the term of the arrangement.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $15.2 million as of May 31, 2005. The allowance for doubtful accounts, which totaled $329,000 as of May 31, 2005, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Our goodwill balance at May 31, 2005 was $15.2 million, including $9.9 million recorded as a result of our acquisition of THINQ. Amortization of purchased intangible assets, including acquired developed technology, was $59,000 for fiscal 2005 and $540,000 for 2004. As of May 31, 2005, our purchased intangible assets balance, taking into account the THINQ acquisition, was $5.0 million.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually, or on an interim basis if circumstances dictate. Any reduction of enterprise fair value below the recorded amount of stockholders’ equity could require us to write down the value of and record an expense for an impairment loss.

Restructuring costs. The total accrued restructuring balance as of May 31, 2005 was $273,000, which was comprised of $251,000 for facilities-related charges and $22,000 for workforce reduction charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2005, 2004 AND 2003

Revenues

	Year ended
	May 31, 2005	Percent of Total Revenue	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Revenues:
License	$13,846	33%	$9,838	29%	$16,440	37%
Services	28,364	67%	24,633	71%	27,976	63%

Total revenues	$42,210	100%	$34,471	100%	$44,416	100%

Total revenues increased 22% during fiscal 2005 compared to fiscal 2004 and declined 22% during fiscal 2004 compared to fiscal 2003. The increase in total revenues in fiscal 2005 over fiscal 2004 was due to increases in both license and services revenues. The decline in total revenues in fiscal 2004 over fiscal 2003 is primarily attributable to a decrease in license revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 42% for fiscal 2005, 44% for fiscal 2004 and 28% for fiscal 2003. In fiscal 2005 and 2004, no customer represented more than 10% of our total revenues. In fiscal 2003, one customer accounted for 12% of our revenues.

License Revenue. License revenue increased $4.0 million, or 41%, during fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in license revenue in the United States resulting from the expansion of our North American sales team in fiscal 2004. License revenue decreased $6.6 million, or 40%, during fiscal 2004 compared to fiscal 2003. This decrease was primarily attributable to a decrease in license revenue in the United States partially offset by an increase in European license revenue.

Services Revenue. Services revenue increased $3.8 million, or 15%, during fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in support revenue of $2.2 million resulting from a high renewal rate combined with the increase of new license sales and consulting revenue of $1.6 million primarily due to an increase in the number of active projects in fiscal 2005 as a result of an increase in the number of new license sales during the year. Services revenue decreased $3.3 million, or 12%, during fiscal 2004 compared to fiscal 2003. This decrease was primarily attributable to decreases in consulting revenue of $3.7 million offset by increases in support revenue of $1.8 million. The decline in consulting revenue during fiscal 2004 was due to a decrease in the number of active projects as a result of a decrease in the number of new license sales during the year.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Year ended
	May 31, 2005	Percent of Total Revenue	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$404	1%	$222	1%	$156	—%
Cost of services	12,466	30%	12,057	35%	13,258	30%
Amortization of acquired developed technology	—	—%	401	1%	1,358	3%

Total cost of revenues	$12,870	31%	$12,680	37%	$14,772	33%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. The changes in the cost of license revenue during fiscal years 2005, 2004 and 2003 were primarily attributable to variability in the amount of royalties paid to third parties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. The increase in cost of services revenue in fiscal 2005 compared to fiscal 2004 was primarily attributable to an increase in consulting personnel expenses driven by an increase in service revenues in fiscal 2005. In fiscal 2004 compared to fiscal 2003, the decrease in cost of services revenue was primarily attributable to a reduction in consulting personnel in response to a decline in consulting services revenue. Cost of services revenue represented 44% of services revenue for fiscal 2005, 49% of services revenue for fiscal 2004 and 47% services revenue for fiscal 2003.

The decrease in cost of services as a percentage of services revenue in fiscal 2005 compared to fiscal 2004 was primarily due to higher consultant utilization rates, as well as an increased percentage of higher margin support revenue as a percentage of total services revenue. The increase in cost of services as a percentage of services revenue in fiscal 2004 compared to fiscal 2003 was primarily due to lower consultant utilization rates and lower realized average hourly billing rates for consultants, partially offset by an increased percentage of higher margin support revenues as a percentage of total services revenue. Because our cost of services revenue is greater than our cost of license revenue, cost of total revenues as a percentage of total revenues will fluctuate based on the mix of licenses and services sold.

Operating Expenses

We classify all operating expenses, except amortization of stock compensation charges, amortization of purchased intangible assets and settlement of litigation, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows, and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

	Year ended
	May 31, 2005	Percent of Total Revenue	May 31, 2004	Percent of Total Revenue	May 31, 2003	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$9,349	22%	$9,972	29%	$11,817	27%
Sales and marketing	17,520	42%	17,947	52%	26,047	59%
General and administrative	5,499	13%	4,357	13%	6,514	15%
Amortization of deferred compensation and other stock compensation charges	—	—%	45	—%	1,850	4%
Amortization of purchased intangible assets	51	—%	139	—%	855	2%
Settlement of litigation	—	—%	1,701	5%	—	—%

Total operating expenses	$32,419	77%	$34,161	99%	$47,083	107%

Research and development.

Research and development expense decreased $623,000, or 6%, during fiscal 2005 compared to fiscal 2004, due primarily to a decrease in employee related costs as a result of reallocating headcount from the United States to our lower cost development center in India.

Research and development expense decreased $1.8 million, or 16%, during fiscal 2004 compared to fiscal 2003 due to lower employee related costs in the United States attributable to the restructuring of our United States operations. This resulted in overall headcount savings of approximately $1.3 million. The decrease in research and development expense was partially offset by an increase in employee related expenses of $200,000 as we increased staffing in our lower cost development facility in India.

Sales and marketing.

Sales and marketing expense decreased $427,000, or 2%, during fiscal 2005 compared to fiscal 2004 due primarily to a decrease in travel and entertainment and other personnel-related costs of approximately $160,000 and a decrease in facilities related costs of approximately $460,000. These costs were partially offset by an increase in marketing related programs and services of approximately $240,000.

Sales and marketing expense decreased $8.1 million, or 31%, during fiscal 2004 compared to fiscal 2003 as a result of a reduction in salary and employee benefits expense of $3.0 million, due to fewer sales and marketing personnel, a decrease in severance payments of $605,000, reduced commissions of $1.6 million due to lower revenues and a decrease of $965,000 as a result of lower marketing expenditures.

General and administrative.

General and administrative expense increased $1.1 million, or 26%, during fiscal 2005 compared to fiscal 2004. Accounting and tax-related fees increased approximately $687,000 due in part to $253,000 of third-party consulting costs for Sarbanes-Oxley compliance in fiscal 2006, and $425,000 of audit and tax services fees for the year in part attributable to the Thinq acquisition. In addition, bad debt expense of $153,000 in fiscal 2005 represents an increase of $338,000 from fiscal 2004 due to a net credit in 2004 of $185,000. Facilities-related costs also increased by approximately $160,000.

General and administrative expense decreased $2.2 million, or 33%, during fiscal 2004 compared to fiscal 2003. This decrease in general and administrative expenses resulted from a decrease of $813,000 in employee-related salary and benefits expenditure due to lower headcount and a decrease of $408,000 attributable to reduced legal expenses due to the settlement of a patent infringement case in September 2003.

Amortization of deferred stock compensation and other stock compensation charges. During fiscal 2004, we amortized our remaining deferred stock compensation of $45,000 as compared with none in fiscal 2005 and $1.9 million in fiscal 2003.

Included in the charges for fiscal 2003 is $741,000 for compensation expense resulting from the acceleration of vesting of common stock for certain terminated employees. This charge was partially offset by a reduction in amortization of deferred stock compensation of $647,000 that resulted from the cancellation of unvested stock options due to employee attrition and reductions in workforce. Also included in fiscal 2003 is compensation expense of $171,000 related to the acceleration of amortization of deferred stock compensation for options that were cancelled in accordance with our voluntary stock option exchange program. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Amortization of purchased intangible assets. Amortization of purchased intangible assets related to the noncompetition agreements resulted from our March 2001 acquisition of Human Performance Technologies, Inc. We amortized $139,000 related to the acquisition of Human Performance Technologies, Inc. during fiscal 2004. In fiscal 2005, we amortized $49,000 of purchased intangibles related to customer relationships as a result of our May 2005 acquisition of THINQ. In addition, we amortized the remaining $2,000 related to the acquisition of Human Performance Technologies, Inc.

Settlement of litigation. In September 2003, we settled pending patent litigation and recorded a charge of $1.7 million. Under the terms of the settlement agreement, we were required to pay $1.1 million over nine months. The remaining balance of $375,000 at May 31, 2004 was paid in full during June 2004. In addition, we issued approximately 134,000 shares of our common stock valued at $576,000 as of the settlement date.

Restructuring charges

During fiscal 2005, we reduced our restructuring reserve $32,000 as a result of an amendment to a facility sub-tenant lease.

During each of fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2005	2004	2003
	(in thousands)
Cost of revenues	$—	$154	$145
Research and development	—	166	577
Sales and marketing	—	73	939
General and administrative	(32)	39	232

	$(32)	$432	$1,893

During fiscal 2004, Saba recorded net restructuring charges of $432,000. These charges were comprised of $80,000 for an excess facility that arose after default by a subtenant and $393,000 from the consolidation of an excess facility. These charges were partially offset by a $41,000 decrease to a workforce reduction accrual made in a prior period that resulted from severance payments that were less than previous estimates. The excess facilities charges were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2006. During fiscal 2004, Saba recognized accretion expense of $21,000 due to the passage of time in accordance with SFAS No. 146. As a result of these restructurings, Saba estimates that it will not recognize net lease expenses of approximately $98,000 in fiscal 2006.

During fiscal 2003, Saba recorded net restructuring charges of approximately $1.9 million. These charges were comprised of $1.2 million for employee severance payments and $776,000 from the consolidation of an excess facility. This restructuring included a worldwide workforce reduction of 40 employees across all business functions and geographies. As of August 31, 2004, all amounts relating this restructuring had been paid. It is expected that the remaining workforce reduction payments will be made by the end of fiscal 2006. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

Interest income and other, net

Interest income and other, net consists of interest income, and other non-operating expenses. Interest income and other, net was a net loss of $14,000 in fiscal 2005, a net loss of $101,000 in fiscal 2004 and net income of $604,000 in fiscal 2003. The decrease in net loss in fiscal 2005 compared to 2004 was due primarily to a decrease in foreign exchange losses of $24,000 resulting from favorable fluctuations in foreign currency denominated receivables and an increase in interest income in fiscal 2005 of $45,000. The decrease in fiscal 2004 compared to fiscal 2003 was primarily attributable to foreign exchange losses of $221,000 resulting from unfavorable fluctuations in foreign currency denominated receivables compared to foreign exchange gains of $201,000 in fiscal 2003.

Interest expense

Interest expense was $77,000 in fiscal 2005, $104,000 in fiscal 2004 and $197,000 in fiscal 2003. The decrease in fiscal 2005 compared to 2004 was due to a decrease in average debt outstanding in 2005 compared to 2004. The decrease in fiscal 2004 as compared to fiscal 2003 was due to savings realized from our buyout of approximately $1.1 million of capital leases in fiscal 2003.

Provision for income taxes

From inception to May 31, 2005, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $248,000 in fiscal 2005, $108,000 in fiscal 2004 and $175,000 in fiscal 2003. Income tax expense has consisted entirely of foreign income tax expense incurred as a result of local country profits.

We are subject to routine income tax audit by certain foreign tax authorities. During fiscal year 2005, we received notices of assessment relating to transfer pricing matters which we are contesting. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and net income.

The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2004. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We have incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2005	Feb 28, 2005	Nov 30, 2004	Aug 31, 2004	May 31, 2004	Feb 29, 2004	Nov 30, 2003	Aug 31, 2003
	(in thousands, except per share data)
Revenues:
License	$4,248	$3,758	$3,318	$2,522	$3,522	$2,320	$2,444	$1,552
Services	7,774	6,780	7,019	6,791	6,693	5,515	5,764	6,661

Total revenues	12,022	10,538	10,337	9,313	10,215	7,835	8,208	8,213

Cost of revenues	3,595	2,938	3,241	3,096	3,024	2,968	3,108	3,580

Gross profit	8,427	7,600	7,096	6,217	7,191	4,867	5,100	4,633
Operating expenses:
Research and development	2,152	2,417	2,415	2,365	2,456	2,310	2,555	2,651
Sales and marketing	4,745	4,309	4,129	4,337	5,542	3,933	3,771	4,701
General and administrative	1,955	1,228	1,184	1,132	1,170	872	1,043	1,272
Amortization of deferred stock compensation and other stock charges	—	—	—	—	—	3	12	30
Amortization of purchased intangible assets	51	—	—	—	14	41	42	42
Settlement of litigation	—	—	—	—	—	—	—	1,701

Total operating expenses	8,903	7,954	7,728	7,834	9,182	7,159	7,423	10,397

Loss from operations	(476)	(354)	(632)	(1,617)	(1,991)	(2,292)	(2,323)	(5,764)
Interest income (expense) and other, net	12	(73)	(10)	(18)	(221)	47	48	(79)

Loss before provision for income taxes	(464)	(427)	(642)	(1,635)	(2,212)	(2,245)	(2,275)	(5,843)
Provision for income taxes	(108)	(58)	(40)	(42)	19	(45)	(37)	(45)

Net loss	$(572)	$(485)	$(682)	$(1,677)	$(2,193)	$(2,290)	$(2,312)	$(5,888)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.04)	$(0.12)	$(0.16)	$(0.17)	$(0.17)	$(0.44)

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to estimate revenues between quarters.

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

Other factors that could affect our quarterly operating results include those described under the caption “Risk Factors” and below:

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005, our principal source of liquidity included cash and cash equivalents of $15.4 million. At May 31, 2005 our bank facility covenants required us to maintain cash of $11.0 million.

	Year ended
	May 31, 2005	May 31, 2004	May 31, 2003
	(dollars in thousands)
Cash used in operating activities	$(7,318)	$(7,194)	$(10,033)
Cash provided by (used in) investing activities	(148)	3,203	9,207
Cash provided by financing activities	6,246	3,053	8,869

Cash Used In Operating Activities

Our most significant source of operating cash flows stems from customer purchases of our license and support services, support renewals and consulting services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash used in operating activities was $7.3 million in fiscal 2005 compared to $7.2 million in fiscal 2004, representing 2% increase. The increase is primarily a result of greater movements in operating assets and liabilities of $4.6 million offset by a lower net loss of $3.4 million for the year as we reduced overall expenses before non-cash items such as amortization of intangibles, stock compensation and depreciation by approximately $1.5 million and increased our revenues by approximately $7.7 million in fiscal 2005. Net movements on operating assets and liabilities used approximately $4.6 million of cash in fiscal 2005 compared to net movements that provided $2.7 million in cash during fiscal 2004. The primary sources of this decrease in fiscal 2005 were increases in receivables of $3.4 million as a result of increased revenues in fiscal 2005, particularly in the latter part of the fourth quarter of fiscal 2005, and decreases in accrued expenses and accrued compensation and related expenses of $1.6 million in fiscal 2005.

Cash used in operating activities was $7.2 million in fiscal 2004 compared to $10 million in fiscal 2003, representing a decrease of 28%. The decrease is primarily a result of a lower net loss for the year as we reduced overall expenses before non-cash items such as amortization of intangibles and depreciation by approximately $11 million during fiscal 2004. This was offset by a decrease in revenues of approximately $9.9 million. Net movements on operating assets and liabilities generated $2.7 million of cash in fiscal 2004 compared to $372,000 during fiscal 2003. The primary source of this increase in both fiscal 2004 and 2003 was reductions in receivables as a result of increased collection efforts during the fourth quarter of both fiscal 2004 and 2003. In addition, during fiscal 2004, deferred revenue increased by $391,000 compared to a decline of $690,000 during fiscal 2003. The primary reason for the increase in deferred revenue was an increase in the level of maintenance bookings, notably in the last two quarters of fiscal 2004, as a result of a higher installed base. During fiscal 2003, the amount generated from collection of receivables was offset by reductions in accrued expenses of $690,000 and accrued compensation of $627,000. These movements were due to the pay-out of amounts related to our fiscal 2003 and 2002 restructuring liabilities and sales commissions, which were accrued as of the end of fiscal 2002.

Overall, during fiscal 2005, our net working capital increased 90% to $5.0 million from $2.6 million at the end of fiscal 2004. The increase arises primarily from net increases in accounts receivable and accrued expenses offset by our net loss and repayment of short-term debt. In fiscal 2004, our net working capital decreased 80% to $2.6 million from $13.3 million at the end of fiscal 2003. This decrease arose primarily from a net usage of cash as a result of our loss from operations and lower proceeds from financing activities.

In August 2004, we were able to generate additional funds from a private placement, which allowed us to repay the balance outstanding of $3.5 million on our bank line of credit.

Cash Provided By Investing Activities

Cash used in investing activities in fiscal 2005 was primarily attributable to the purchases of property and equipment of approximately $250,000 offset by maturities of short-term investments of $150,000. Cash provided by investing activities in fiscal years 2004 and 2003 was primarily attributable to proceeds from redemptions and maturities of short-term investments, net of purchases, of $3.5 million and $9.6 million, respectively. Cash provided by investing activities decreased in fiscal 2004 compared to fiscal 2003 due to reduced proceeds from net redemptions and maturities as a result of fewer short-term investments in fiscal 2004.

Cash Provided By Financing Activities

Cash provided by financing activities increased in fiscal 2005 compared to fiscal 2004 due primarily to higher proceeds from the issuance of common stock that included $8.6 million in a private placement in the first quarter of fiscal 2005. This increase was partially offset by net repayments of borrowings under our credit facilities of approximately $1.9 million and repayments on equipment term loans of approximately $700,000 during fiscal 2005.

Contractual Obligations

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $122,500 and $192,500 at May 31, 2005 and 2004, respectively.

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable of $141,000 that represented payments due to a former landlord. The note is being repaid in equal monthly installments of principal and interest of $3,187 per month through December 2009 at an interest rate of 10% per annum.

As of May 31, 2005, we did not have any material commitments for capital leases. Our principal commitment consisted of obligations under operating leases and our credit facility. The credit facility was last amended May 5, 2005. The Amendment: (i) provided for the bank’s consent to the THINQ acquisition: (ii) reduced the Company’s existing $5,000,000 revolving line of credit to $250,000 and extends the maturity date of the revolving line of credit to March 28, 2006; (iii) provided for a new equipment term loan of up to $500,000; and (iv) provided for a new term loan of up to $4,500,000.

Under the terms of the Amendment, as of May 31, 2005, Saba had no amounts borrowed against the $250,000 revolving line of credit or the $500,000 equipment term loan, and, in connection with the acquisition of THINQ, Saba had principal of $4.5 million outstanding under the term loan. Borrowings under the term loan were made to repay approximately $3.6 million of outstanding THINQ debt and fund certain costs of the acquisition. Borrowings under the term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the term loan bears interest at the bank’s prime rate plus 0.25% (6.25% at May 31, 2005) and matures in May, 2008.

The Amendment also amended certain covenants under the credit facility replacing the existing financial covenant with a covenant that requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end during the period from May 5, 2005 through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter end during such period, (c) $9 million at any time during the period June 1, 2006 through May 31, 2007, and (d) $7.5 million for any date thereafter. If the Company fails to satisfy covenants under the credit facility and has not obtained an applicable waiver or amendment of the covenants from the bank, the Company may have to face default on its credit facility.

In connection with the Amendment, THINQ entered into an Unconditional Guaranty dated May 5, 2005 in favor of the bank guaranteeing payment of all amounts owed by the Company to the bank under the credit facility and under all documents related to the credit facility. To secure its guarantee obligations, THINQ granted to the bank a security interest in all of its assets other that its intellectual property under a Security Agreement dated as of May 5, 2005 executed by THINQ in favor of the bank.

In addition to the outstanding obligations under the Amendment, at May 31, 2005 Saba had outstanding principal of $798,000 under equipment term loans (“Existing Equipment Loans”). The Existing Equipment Loans have maturities from August 2005 to February 2008 and bear interest either at fixed rates ranging from 4.9% to 7.75% or at a variable rate equal; to prime plus 1.5%.

At May 31, 2004, Saba had outstanding aggregate borrowings of $3.5 million under the then-current credit facility and $1.2 million under the Existing Equipment Loans. The borrowings under the then-current credit facility were repaid in June 2004.

The following table summarizes our contractual obligations at May 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $35.9 million in operating leases, $251,000, which is net of sublease income, is included in accrued restructuring charges as of May 31, 2005. Sublease income included in the table below amounts to $233,000 for fiscal 2006 and $35,000 for fiscal 2007.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,562	$2,187	$3,317	$58	$—
Capital lease and other obligations	134	113	21	—	—
Operating lease obligations	35,866	3,283	5,469	16,141	10,973

Total	$41,562	$5,583	$8,807	$16,199	$10,973

As of May 31, 2005, we did not have any significant purchase obligations for goods or services that are enforceable and legally binding.

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

RISK FACTORS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2005, we had $5.1 million of purchased intangible assets to be amortized as a result of our recent acquisition of THINQ Learning Solutions, Inc., and our remaining goodwill balance was $15.2 million. As a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in the last two fiscal years, our quarterly revenues have fluctuated between approximately $12.0 million and $7.8 million and our quarterly net loss has fluctuated between approximately $500,000 and $5.9 million. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. As a result, we have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2004 and fiscal 2003, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variability caused by downturns in the United States and/or international economies, over the long term, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. We may undertake future restructuring to align such expenses with revenues.

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable.

The period between our initial contact with a potential customer and the purchase of our products and services is often long. A customer’s decision to purchase our products and services requires the commitment to increase performance through human capital development and management, involves a significant allocation of resources, and is influenced by a customer’s budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services. We may commit a substantial amount of time and resources to potential customers without assurance that any sales will be completed or revenues generated. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our public sector customers, in particular, are subject to extensive procurement procedures that require many reviews and approvals. Our typical sales cycle has been approximately six to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle were to unexpectedly lengthen in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large order, it could harm our ability to meet our forecasts for a given quarter.

A decline in the price of, or demand for, our main product, Saba Enterprise Learning, or our related services offerings, would seriously harm our revenues and operating margins.

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from Saba Enterprise Learning and related services will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Enterprise Learning or failure to achieve broad market acceptance would seriously harm our business. If our new products, including Saba Enterprise Performance, fail to achieve market acceptance, our reliance on Saba Enterprise Learning will deepen.

We experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

We experience quarterly seasonality in the licensing of our products and delivery of our services. For example, revenue has historically been lower in our first fiscal quarter than in the immediately preceding fourth fiscal quarter. Contributing to this seasonality is the timing of our first fiscal quarter that occurs during the summer months when general business activities slow down in a number of territories where we conduct our operations, particularly Europe. Our commission structure and other sales incentives also tend to result in fewer sales in the first fiscal quarter than in the fourth fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

Our performance depends on a new market: human capital development and management.

The market for software solutions that automate human capital development and management is at an early stage of development and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect our business would be harmed. If the market grows, the prices of our products may decline rapidly as alternative products are introduced into the market. In addition, our products may become obsolete if we fail to anticipate or adapt to evolving technology standards, or if we fail to identify the challenges and risks in this new market or successfully address these risks.

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

The Financial Accounting Standards Board (“FASB”) has adopted Statement No. 123R, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal year 2007, we will have significant compensation charges. For example, for the fiscal years 2005, 2004 and 2003, had we accounted for stock-based compensation plans under Statement No. 123R, we estimate that, diluted loss per share, using the fair value method, would have been increased by $0.50, $0.89 and $1.02 per share, respectively.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing this assessment. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

The loss of our senior executives and key personnel would likely cause our business to suffer.

Our ability to implement a successful long-term strategy, strengthen our competitive position, expand our customer base, and develop and support our products depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. We do not have employment agreements with any of our executives or other key employees, and we do not maintain key person life insurance for any officers or key employees.

Intense competition in our target market could impair our ability to grow and achieve profitability.

The market for our products and services is intensely competitive, dynamic, and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	companies that market and license training, learning, performance, content, resource, talent, and staffing management systems;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules;

•	potential customers’ internal development efforts;

•	companies that operate Internet-based marketplaces for the sale of on-line learning;

•	companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings; and

•	Internet portals that offer learning content, performance support tools or recruiting services.

We expect competition from a variety of companies.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do, enabling them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Such resources also enable our competitors to withstand prolonged periods of negative cash flows and unfavorable economic, political, and market conditions. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other partners, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for 42%, 44%, and 28% of our revenues for our fiscal years ended May 31, 2005, 2004 and 2003, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	difficulties in staffing and managing foreign operations, including language barriers;

•	difficulties in maintaining control over product development and quality, and timing of product releases;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Japan, or have exposures in intercompany accounts denominated in foreign currencies;

•	costs attributable to development of internationalized versions of our products and marketing and sales materials;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	tariffs, export controls, and other trade barriers, and

•	exposure to geopolitical instability, natural disasters and acts of war or terrorism.

Delays in releasing new products or enhanced versions of our existing products could adversely affect our competitive position.

As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want, in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. The reallocation of certain design, development and testing functions to our new lower-cost development center heightens risks relating to product design, development, testing, and introduction. Any delay in releasing future products or enhancements of our products could harm our business.

If we release products containing defects, we may need to halt further shipments and our business and reputation would be harmed.

Products as complex as ours often contain unknown and undetected errors or performance problems. Although our products are subject to rigorous testing and quality control processes, serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in cancellation of orders, loss of customers, difficulties in achieving our sales goals, increased demands on our support services, and a decrease in our revenues. To correct such errors, we may expend considerable time and resources to develop and release modifications to our software.

As a result of such errors, we may be subject to warranty and product liability claims that are costly or difficult to settle. Our products and services enable customers to manage critical business information. If product errors are alleged to cause or contribute to security and privacy breaches or misappropriation of confidential information, we may also be subject to significant liability. Although our license agreements contain provisions intended to limit our exposure to liability, we cannot assure that they will be enforceable or, if enforceable, interpreted favorably by a court.

Claims by third parties that we infringe their intellectual property rights may result in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been subject to an intellectual property action. In our market, one company initiated patent infringement actions against us and at least four other companies in 2002. In September 2003, we settled the action against us and recorded a charge of $1.7 million. We have paid all amounts due under this settlement. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating the company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In addition, agreements with our customers typically include indemnity provisions requiring us to hold these customers harmless against specified losses arising from third party claims that our products infringe the intellectual property rights of such other third parties. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to the unique facts and circumstances that are likely to be involved in each particular claim.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, which may represent potential sales and revenue losses that are difficult to quantify. Policing unauthorized used of our technology is difficult, time-consuming, and costly. Were we to discover instances of unauthorized use, there can be no assurance that we would be able to enforce our proprietary rights or obtain adequate recovery for our losses. In addition, we have four patents issued in the United States and five patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

Our disaster recovery plan does not include redundant systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of Saba Learning ASP Edition and our hosting services. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of our hosted and ASP solutions to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for customers who desire to have these solutions hosted. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Our reliance on third party providers limits our ability to control critical customer service functions and communications systems. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

We depend upon continuing relationships with third-party integrators who support our solutions.

Our success depends upon the acceptance and successful integration by customers of our products. We often rely on third-party systems integrators to assist with implementation of our products. We must continue to rely on these systems integrators even as we increase the size of our professional services group. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results, and financial condition could suffer. Although we make reasonable efforts to ensure that our third party providers perform to our standards, we have only limited control over the level and quality of service provided by our current and future third-party integrators.

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders.

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our available cash resources and credit facilities primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Alternatively, or in addition to equity financing, we may incur additional debt to raise funds. Additional equity or debt financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

Our past and future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses.

In 2001, we acquired Human Performance Technologies, Inc. and Ultris Inc. and in May 2005 we acquired THINQ Learning Solutions, Inc. We cannot assure that the THINQ acquisition will advance our long-term strategy. We may incur greater than anticipated costs from assuming obligations to support THINQ products, diverting resources from new products. THINQ customers may decline to upgrade to Saba Enterprise Learning, instead adopting competitors’ software. In addition, THINQ’s suppliers, distributors and key technical, sales and senior management personnel may terminate their relationship with us. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. These acquisitions could result in the use of significant amounts of cash, the incurrence of debt, or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of May 2005, our remaining goodwill balance was $15.2 million. Acquisitions that we complete expose us to numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees, significant customers and strategic partners of the acquired company; and

•	exposure to claims by terminated employees, stockholders of the acquired company or other third parties related to the acquisition. Although we generally obtain indemnification and other contractual protection against such claims, we cannot assure that they will be enforceable or sufficient to protect us.

Our stock price may fluctuate substantially.

In the last two fiscal years, the market price for our common stock has fluctuated between $6.62 per share and $3.23 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

•	the announcement of new products and services or product and service enhancements by us or our competitors;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts that may follow our stock;

•	developments in our industry, including announcements of significant acquisitions or strategic partnerships; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market in general, and Nasdaq National Market technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price and trading volume of our common stock may prevent our stockholders from selling their shares profitably. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

The anti-takeover provisions in our charter documents could delay or prevent a change in control.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors.

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

Our board of directors could choose not to negotiate with an acquiror that it did not feel was in our strategic interests. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by our anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.

In May 2005, we borrowed $4.5 million under a term loan agreement and repaid the approximately $3.6 million outstanding debt of THINQ. Borrowings under the new term loan must be repaid in 36 equal monthly installments of principal plus interest. The interest rate on the term loan is at the bank’s prime rate plus 0.25%. At May 31, 2005, we also had outstanding equipment term loans of $798,000 that bear interest at fixed rates ranging from 4.90% to 7.75%. A  1/2% change in interest rates would not have a material effect on our financial statements.

In connection with the term loan, we must comply with certain covenants under the credit facility that requires us to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end during the period from May 5, 2005 through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter end during such period, (c) $9 million at any time during the period June 1, 2006 through May 31, 2007, and (d) $7.5 million for any date thereafter. The credit facility also restricts our ability to pay cash dividends. If we fail to satisfy covenants under the credit facility and has not obtained an applicable waiver or amendment of the covenants from the bank, we may have to face default on our credit facility. As of May 31, 2005, we were in compliance with the then applicable covenants.

At May 31, 2005, we had cash and cash equivalents totaling $15.4 million. Of this amount, approximately $9.4 million was invested in money market accounts bearing variable interest rates of between .75% and 3.28%. The remainder of our cash and cash equivalents is un-invested cash. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

Foreign Currency Risk

We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars and Japanese yen. A strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, and, when remeasured and translated to U.S. dollars, will have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2005, our total realized and unrealized losses due to movements in foreign currencies was $197,000. As exchange rates vary, these foreign exchange results, may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Palo Alto, California

August 24, 2005

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,408	$16,628
Short-term investments	—	150
Restricted cash	140	—
Accounts receivable (net of allowance of $329 at May 31, 2005 and $177 at May 31, 2004)	15,187	6,648
Prepaid expenses and other current assets	1,543	1,030

Total current assets	32,278	24,456
Property and equipment, net	874	1,040
Goodwill	15,164	5,288
Purchased intangible assets, net	4,993	2
Other assets	990	955

Total assets	$54,299	$31,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,975	$1,625
Accrued compensation and related expenses	2,969	2,533
Accrued expenses	4,529	4,175
Deferred revenue	12,406	9,265
Borrowings under bank line of credit	—	3,500
Current portion of debt and lease obligations	2,300	752

Total current liabilities	27,179	21,850
Deferred revenue	51	179
Accrued rent	2,839	2,520
Debt and lease obligations, less current portion	3,396	671

Total liabilities	33,465	25,220
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at May 31, 2005 and 2004; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 authorized and 17,987,247 issued shares at May 31, 2005; 200,000,000 authorized and 13,504,417 issued shares at May 31, 2004	73	54
Additional paid-in capital	209,566	191,925
Treasury stock: 102,997 shares at May 31, 2005 and 2004, at cost	(232)	(232)
Accumulated deficit	(188,428)	(185,012)
Accumulated other comprehensive loss	(145)	(214)

Total stockholders’ equity	20,834	6,521

Total liabilities and stockholders’ equity	$54,299	$31,741

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2005	2004	2003
Revenues:
License	$13,846	$9,838	$16,440
Services	28,364	24,633	27,976

Total revenues	42,210	34,471	44,416

Cost of revenues:
Cost of license	404	222	156
Cost of services	12,466	12,057	13,258
Amortization of acquired developed technology	—	401	1,358

Total cost of revenues	12,870	12,680	14,772

Gross profit	29,340	21,791	29,644

Operating expenses:
Research and development	9,349	9,972	11,817
Sales and marketing	17,520	17,947	26,047
General and administrative	5,499	4,357	6,514
Amortization of deferred stock compensation and other stock charges	—	45	1,850
Amortization of purchased intangible assets	51	139	855
Settlement of litigation	—	1,701	—

Total operating expenses	32,419	34,161	47,083

Loss from operations	(3,079)	(12,370)	(17,439)
Interest income and other, net	(12)	(101)	604
Interest expense	(77)	(104)	(197)

Loss before provision for income taxes	(3,168)	(12,575)	(17,032)
Provision for income taxes	(248)	(108)	(175)

Net Loss	$(3,416)	$(12,683)	$(17,207)

Basic and diluted net loss per share	$(0.22)	$(0.95)	$(1.35)

Shares used in computing basic and diluted net loss per share	15,687	13,411	12,775

Amortization of deferred stock compensation and other stock charges relates to the following:
Cost of services	$—	$4	$227
Research and development	—	6	1,273
Sales and marketing	—	5	249
General and administrative	—	30	101

	$—	$45	$1,850

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2002	—	$—	12,066,134	$48	$182,424	$(2,578)	$(188)	(94,375)	$(201)	$(155,122)	$(37)	$24,346
Collections on notes receivable	—	—	—	—	—	—	123	—	—	—	—	123
Repurchase of common stock	—	—	—	—	—	—	65	(8,203)	(31)	—	—	34
Issuance of common stock under employee stock purchase plan	—	—	29,644	—	139	—	—	—	—	—	—	139
Issuance of common stock in connection with exercise of stock options	—	—	157,321	—	171	—	—	—	—	—	—	171
Issuance of common stock options for services	—	—	—	—	83	—	—	—	—	—	—	83
Issuance of common stock, net of issuance costs	—	—	1,075,581	5	9,190	—	—	—	—	—	—	9,195
Amortization of deferred stock compensation	—	—	—	—	—	1,549	—	—	—	—	—	1,549
Reversal of deferred stock compensation relating to canceled stock options	—	—	—	—	(766)	813	—	—	—	—	—	47
Acceleration of deferred stock compensation resulting from options cancelled in the option exchange program	—	—	—	—	—	171	—	—	—	—	—	171
Net loss	—	—	—	—	—	—	—	—	—	(17,207)	—	(17,207)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	(16)	(16)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(175)	(175)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,398)

Balances at May 31, 2003	—	—	13,328,680	53	191,241	(45)	—	(102,578)	(232)	(172,329)	(228)	18,460
Repurchase of common stock	—	—	—	—	—	—	—	(419)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	22,391	1	75	—	—	—	—	—	—	76
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	19,291	—	33	—	—	—	—	—	—	33
Issuance of common stock for settlement of litigation	—	—	134,055	—	576	—	—	—	—	—	—	576
Amortization of deferred stock compensation	—	—	—	—	—	45	—	—	—	—	—	45
Net loss	—	—	—	—	—	—	—	—	—	(12,683)	—	(12,683)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	19	19

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,669)

Balances at May 31, 2004	—	—	13,504,417	54	191,925	—	—	(102,997)	(232)	(185,012)	(214)	6,521

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Notes Receivable From Stockholders	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 31, 2004	—	$—	13,504,417	$54	$191,925	$—	$—	(102,997)	$(232)	$(185,012)	$(214)	$6,521
Issuance of common stock under employee stock purchase plan	—	—	51,244	—	151	—	—	—	—	—	—	151
Issuance of common stock in connection with exercise of stock options	—	—	57,086	—	163	—	—	—	—	—	—	163
Issuance of common stock	—	—	2,674,500	2	8,626	—	—	—	—	—	—	8,628
Issuance of common stock in connection with the acquisition of THINQ	—	—	1,700,000	17	8,701	—	—	—	—	—	—	8,718
Net loss	—	—	—	—	—	—	—	—	—	(3,416)	—	(3,416)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	69	69

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(3,347)

Balances at May 31, 2005	—	$—	17,987,247	$73	$209,566	$—	$—	(102,997)	$(232)	$(188,428)	$(145)	$20,834

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2005	2004	2003
Operating activities:
Net loss	$(3,416)	$(12,683)	$(17,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	1,618	2,739
Amortization of purchased intangible assets	59	139	855
Amortization of acquired developed technology	—	401	1,358
Amortization of deferred stock compensation	—	45	855
Issuance of warrants and common stock to third parties	—	—	83
Compensation expense resulting from acceleration of vesting of common stock	—	—	741
Acceleration of deferred stock compensation for options cancelled in the option exchange program	—	—	171
Expense for common stock issued for settlement of litigation	—	576	—
Changes in operating assets and liabilities:
Accounts receivable	(3,356)	2,686	2,692
Prepaid expenses and other current assets	(465)	188	(507)
Other assets	117	(8)	(64)
Accounts payable	266	(88)	284
Accrued compensation and related expenses	412	(166)	(627)
Accrued expenses	(1,963)	391	(690)
Deferred revenue	61	(84)	(651)
Accrued rent	320	(148)	(51)
Other long-term liabilities	—	(61)	(14)

Net cash used in operating activities	(7,318)	(7,194)	(10,033)

Investing activities:
Purchases of short-term investments	—	—	(14,703)
Proceeds from redemption and maturities of short-term investments	150	3,476	24,334
Purchases of property and equipment	(249)	(273)	(424)
Cost of acquisition, net of cash acquired	(49)	—	—

Net cash provided by (used in) investing activities	(148)	3,203	9,207

Financing activities:
Proceeds from issuance of common stock under employee stock plans	314	109	309
Proceeds from issuance of common stock, net of issuance costs	8,626	—	9,195
Repurchase of common stock	—	—	(31)
Principal payments under capital lease obligations	(37)	(35)	(1,725)
Lease buyout costs	—	—	(554)
Borrowings under credit facility, net of issuance costs	4,813	14,093	2,710
Repayments on borrowings under credit facility and debt assumed in acquisition	(6,704)	(11,044)	(1,153)
Repayments on equipment term loans	(696)	—	—
Repayments on note payable	(70)	(70)	(70)
Collections on notes receivable from stockholders	—	—	188

Net cash provided by financing activities	6,246	3,053	8,869

Increase (decrease) in cash and cash equivalents	(1,220)	(938)	8,043
Cash and cash equivalents, beginning of period	16,628	17,566	9,523

Cash and cash equivalents, end of period	15,408	16,628	17,566
Short-term investments, end of period	—	150	3,631

Total cash, cash equivalents and short-term investments, end of period	$15,408	$16,778	$21,197

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations	$—	$—	$103

Common stock issued for acquisition	$8,718	$—	$—

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$78	$172	$64

Cash paid for interest	$73	$104	$197

See Accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Saba Software, Inc. (“Saba” or the “Company”) is a provider of human capital management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning goals, developing and motivating people and measuring results. Saba’s solutions can help large enterprises to align their workforce around the organizations business objectives, efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, shorten time-to-market of new products and increase visibility into organizational performance. To date, Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues. Saba anticipates that revenues from Saba Enterprise Learning and related services will continue to constitute a substantial majority of its revenues for the foreseeable future.

Saba sells its products and related services worldwide primarily through a direct sales force and alliance partners. The Company’s corporate headquarters are located in Redwood Shores, California. In addition, the Company has ten non-U.S. subsidiaries in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which it conducts various operating activities related to its business. In each of the non-U.S. jurisdictions in which it has subsidiaries, Saba has employees or consultants engaged in sales and services activities. In the case of its India subsidiary, Saba’s employees primarily engage in software development and quality assurance testing activities.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments consist principally of debt securities with maturities between 90 days and one year. Cash, cash equivalents and short-term investments are stated at fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. At May 31, 2005 and 2004, Saba classified all of its debt securities as available-for-sale pursuant to SFAS No. 115. The cost of securities sold is based on the specific identification method. At May 31, 2005 and 2004, cost approximated fair value for cash, cash equivalents and short-term investments.

Realized gains and losses on sales of available-for-sale securities were not material for the fiscal years ended 2005, 2004 and 2003.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of certificates of deposits held as collateral for certain facility lease arrangements assumed through our acquisition of THINQ. The restrictions lapse upon the expiration of the arrangements at various dates through November 2005.

Fair Value of Financial Instruments

Carrying amounts of certain of Saba’s financial instruments including cash, cash equivalents and accrued liabilities approximate fair value due to their short maturities. The carrying amount of Saba’s note payable, debt, and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Saba.

Trade Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

Saba conducts business with companies in various industries throughout the world. Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and generally do not require collateral. Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on Saba’s assessment of the amount of probable credit losses in the existing accounts receivable. Saba determines the allowance based on the aging of the accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Saba recorded charges to operations that increased its allowance for uncollectible accounts by $152,000 in fiscal 2005, $-0- in fiscal 2004 and $265,000 in fiscal 2003. Amounts written off as reductions to the allowance totaled $-0- in fiscal 2005, $477,000 in fiscal 2004 and $250,000 in fiscal 2003.

At May 31, 2005, the Company’s accounts receivable included one customer that represented approximately 15% of the total balance. At May 31, 2004, there were no customers accounting for more than 10% of Saba’s account receivable balance.

Related Party Transaction

During fiscal 2005, Saba licensed its software and sold related support and services to Masimo Corporation in the aggregate amount of $112,000. At May 31, 2005, Saba’s accounts receivable included $37,000 payable by Masimo Corporation. The Chief Executive Officer of Masimo Corporation serves as a director on Saba’s Board of Directors.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Assets acquired under capital lease obligations are amortized over the shorter of the estimated useful life of the asset or the life of the lease. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Acquired Developed Technology	$2	$(2)	$—
Customer Backlog	300	(8)	292
Customer Relations	4,750	(49)	4,701

Total	$5,052	$(59)	$4,993

	May 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Noncompetition agreements	$500	$(500)	$—
Acquired developed technology	3,492	(3,490)	2

Total	$3,992	$(3,990)	$2

The total expected future amortization related to purchased intangible assets will be approximately $779,000, $779,000, $771,000, $679,000, and $679,000 in fiscal years 2006 through 2010, respectively, and $1.3 million thereafter.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 9. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2005 and 2004, Saba performed the required annual impairment analysis and determined that there was no impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2005 and 2004 are as follows:

Carrying Amount
(in thousands)
Goodwill, as of May 31, 2003	$5,288
Add: Changes in goodwill during fiscal 2004	—

Goodwill, as of May 31, 2004	5,288
Add: Goodwill related to the THINQ acquisition	9,876

Goodwill, as of May 31, 2005	$15,164

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2005, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

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

Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Saba accounts for stock options issued to non-employees for services or assets acquired using the provisions of EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued using the Black-Scholes-Merton option-pricing model, whichever is more reliably measured.

Pro forma information regarding net loss and net loss per share, which is required by SFAS No. 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of options granted in fiscal 2005, fiscal 2004 and fiscal 2003 reported below has been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Stock Option Plans

	Year ended May 31,
	2005	2004	2003
Expected life (in years)	2	3	5
Risk-free interest rate	3.4%	2.7%	4.4%
Volatility	1.32	0.74	0.90
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan

	Year ended May 31,
	2005	2004	2003
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	3.65%	2.1%	4.4%
Volatility	0.96	0.76	0.90
Dividend yield	0%	0%	0%

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted for fiscal years 2005, 2004 and 2003 was $2.85, $1.85 and $3.95, respectively.

The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Year ended May 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net loss as reported	$(3,416)	$(12,683)	$(17,207)
Add: Total stock-based employee compensation expense included in net loss	—	45	1,767
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,865)	(12,041)	(14,834)

Adjusted net loss	$(11,281)	$(24,679)	$(30,274)

Net loss per share as reported	$(0.22)	$(0.95)	$(1.35)
Adjusted net loss per share	$(0.72)	$(1.84)	$(2.37)

The pro forma impact of options on the net loss for fiscal 2005 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net loss	$(3,416)	$(12,683)	$(17,207)

Weighted-average shares of common stock outstanding	15,687	13,436	12,887
Weighted-average shares of common stock subject to repurchase	—	(25)	(112)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	15,687	13,411	12,775

Basic and diluted net loss per share	$(0.22)	$(0.95)	$(1.35)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 307,133, 223,147 and 189,625 at May 31, 2005, 2004 and 2003, respectively. The common equivalent shares from options and warrants would be determined using the treasury stock method.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License revenues are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and generally recognizes revenue from resellers when an end-user has been identified and the other conditions of SOP 97-2 are satisfied. Revenues from hosting services are recognized ratably over the term of the arrangement. Support revenue is recognized ratably over the support term, typically 12 months, and revenue related to implementation, consulting, education and other services is generally recognized as the services are performed. Although Saba primarily provides implementation and consulting services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. The Company recognizes revenue from fixed fee contracts as the services are delivered, using labor hours incurred as a percentage of expected total labor hours as a measure of completion. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Saba recognizes revenue from multiple element arrangements involving licenses and hosting services in accordance with SOP 97-2, Software Revenue Recognition, as these arrangements are with customers that have separately licensed and taken possession of our software independent of the hosting services. Revenue from Saba’s application service provider offerings is recognized under SAB 104, Revenue Recognition, as these arrangements are integrated offerings pursuant to which the customers’ ability to access Saba’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of Saba’s software. Revenue from both Saba’s hosting services and application service provider offerings are recognized as service arrangements, whereby the revenue is recognized ratably over the term of the arrangement.

Accounts receivable includes amounts earned but unbilled of $1.9 million and $1.1 million at May 31, 2005 and 2004. Deferred revenue consists of prepaid fees for services and support agreements and license fees to be recognized in future periods.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $89,000, $71,000 and $24,000 in fiscal 2005, 2004 and 2003, respectively.

Foreign Currency Translation

The Company translates the accounts of its foreign subsidiaries using the local foreign currency as the functional currency. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain/loss and is reported in the accompanying statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows:

	May 31,
	2005	2004
	(in thousands)
Unrealized gain on available-for-sale securities	$—	$—
Foreign currency translation losses	(145)	(214)

Accumulated other comprehensive loss	$(145)	$(214)

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board or “FASB” issued Statement of Financial Accounting Standard (revised) “Share Based Payment” or “SFAS123R.” SFAS123R, which is effective for the first annual or interim period beginning after June 15, 2005 will require that any share based payment, including stock option, made to an employee be recognized in the financial statements based on their fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items—the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

SFAS123R will be effective for fiscal 2007. The effects of the adoption of SFAS 123R on our results of operations and financial are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible to estimate the effect of the adoption of SFAS123R on our results of operations and financial condition. However, Note 2—Stock Options and Equity Instruments Exchanged for Services provides an indication of the effects of using the Black Scholes option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the 12 months ended May 31, 2005, 2004 and 2003.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. Statement 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

3.	Acquisitions

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise management solutions, pursuant to an Agreement and Plan of Merger dated March 24, 2005 (the “Merger Agreement”). The acquisition supports Saba’s long-term strategic direction, strengthens its competitive position in the Human Capital Management market, expands its customer base and provides greater scale to increase its investment in research and development to accelerate innovation and increase stockholder value.

Under the terms of the Merger Agreement, the aggregate consideration payable by the Company was up to 1,700,000 shares of Company common stock and $500,000. At closing, the cash portion was reduced to $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. Approximately 635,000 shares of the Company are held in escrow in connection with this transaction, consisting of approximately 360,000 shares for stockholders indemnification obligations for general liability and approximately 275,000 shares for post-closing balance sheet adjustments including accounts receivable.

In addition, up to an additional 100,000 shares of Company common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform. These shares, if issued, will be accounted for as an expense in the periods in which they are earned.

The THINQ acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of May 5, 2005. The results of operations for THINQ are included in the income statement of the Company for the period May 6, 2005 through May 31, 2005. The total preliminary purchase price is $9.3 million, including acquisition-related transaction costs and is comprised of (in thousands):

Saba common stock (1.7 million shares valued at $5.128 per share)	$8,718
Cash	100
Acquisition transaction costs	512

Total preliminary purchase price	$9,330

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition-related transaction costs include our estimate of legal and accounting fees and other external costs directly related to the THINQ acquisition. The Saba common stock was valued based on the average closing sales price on the NASDAQ National Market from two days before and two days after the announcement date of the transaction.

Under business combination accounting, the total preliminary purchase price will be allocated to THINQ’s net tangible and identifiable intangible assets based on their estimated fair values as of May 5, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill. Based upon a preliminary valuation, the total preliminary purchase price for purposes of pro forma presentation was allocated as follows (in thousands):

		Estimated Useful Lives
Accounts receivable	5,118
Prepaid expenses	148
Property and equipment	233
Customer backlog	300	3 years
Customer relationships	4,750	7 years
Goodwill	9,876
Other assets	136
Accounts payable	(3,084)
Deferred revenue	(2,952)
Accrued expenses	(1,614)
Short and long-term debt	(3,256)
Other long-term liabilities	(325)

Total preliminary purchase price	$9,330

The preliminary allocation of the purchase price was based upon a preliminary valuation, as described below, and our estimates and assumptions are subject to change upon the finalization of the valuation. We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. The primary area of the purchase price allocation that is not yet finalized relates to income based taxes related to certain of our acquired foreign subsidiaries. If information becomes available to the Company prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that Saba determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made. Goodwill is not deductible for income tax purposes.

The preliminary estimated fair value of customer backlog and customer relationships was determined by management with the assistance of a third-party valuation specialist.

Net tangible assets were valued at their respective carrying amounts, except for deferred revenues that were written down to amounts that approximate their current fair values. THINQ’s deferred revenues at May 5, 2005 were reduced by $4.2 million, to adjust deferred revenue to an amount equivalent to the estimated cost plus an

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate profit margin to perform the services related to THINQ’s software support and hosting contracts and performance of pre-paid professional services.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Saba and THINQ, on a pro forma basis, as though the company had been combined as of the beginning of each of the periods presented. THINQ’s fiscal year ended on December 31, and its historical results have been aligned to more closely conform to Saba’s May 31 fiscal year end. No pro forma adjustments were required to conform THINQ’s accounting policies to Saba’s accounting policies. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

The unaudited pro forma condensed combined financial information in the table below summarizes the combined results of operations of Saba and THINQ, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma condensed combined financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our term loan (see Note 5) had taken place at the beginning of each of the periods presented. The pro forma condensed combined financial information for all periods presented also includes the business combination accounting effect on historical THINQ revenues, adjustments to amortization of prepaid expenses, amortization charges from acquired intangible assets, and adjustments to interest expense.

	Year ended	Year ended
	May 31, 2005	May 31, 2004
	(in millions, except per share data)
Total revenues	$54.0	$49.8
Net loss	(5.3)	(16.9)
Basic and diluted net loss per share	$(0.31)	$(1.12)

4.	Property and Equipment

Property and equipment consists of the following:

	May 31,
	2005	2004
	(in thousands)
Computer equipment	$9,856	$9,349
Office furniture and fixtures	1,911	1,937
Leasehold improvements	1,005	1,005

	12,772	12,291
Less accumulated depreciation and amortization	(11,898)	(11,251)

	$874	$1,040

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Debt and Lease Obligations

Note Payable

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $122,500 and $192,500 at May 31, 2005 and 2004, respectively.

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable of $141,000 that represented payments due to a former landlord. The note is being repaid in equal monthly installments of principal and interest of $3,187 per month through December 2009 at an interest rate of 10% per annum.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On May 5, 2005, the Company entered into Amendment No. 4 to the Amended and Restated Loan and Security Agreement with Consent (“Amendment”) with the bank. The Amendment: (i) provides for the bank’s consent to the THINQ acquisition; (ii) reduces the Company’s existing $5,000,000 revolving line of credit to $250,000 and extends the maturity date of the revolving line of credit to March 28, 2006; (iii) provides for a new equipment term loan of up to $500,000; and (iv) provides for a new term loan of up to $4,500,000.

Under the terms of the Amendment, as of May 31, 2005, Saba had no amounts borrowed against the $250,000 revolving line of credit or the $500,000 equipment term loan, and, in connection with the acquisition of THINQ, Saba had principal of $4.5 million outstanding under the term loan. Borrowings under the term loan were made to repay approximately $3.6 million of outstanding THINQ debt and fund certain costs of the acquisition. Borrowings under the term loan must be repaid in 36 equal monthly installments of principal plus interest. Outstanding principal under the term loan bears interest at the bank’s prime rate plus 0.25% (6.25% at May 31, 2005) and matures in May 2008.

The Amendment also amends certain covenants under the credit facility replacing the existing financial covenant with a covenant that requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end during the period from May 5, 2005 through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter end during such period, (c) $9 million at any time during the period June 1, 2006 through May 31, 2007, and (d) $7.5 million for any date thereafter. If the Company fails to satisfy covenants under the credit facility and has not obtained an applicable waiver or amendment of the covenants from the bank, the Company may have to face default on its credit facility.

In connection with the Amendment, THINQ entered into an Unconditional Guaranty dated May 5, 2005 in favor of the bank guaranteeing payment of all amounts owed by the Company to the bank under the credit facility and under all documents related to the credit facility. To secure its guarantee obligations, THINQ granted to the bank a security interest in all of its assets other that its intellectual property under a Security Agreement dated as of May 5, 2005 executed by THINQ in favor of the bank.

In addition to the outstanding obligations under the Amendment, at May 31, 2005 Saba had outstanding principal of $798,000 under equipment term loans (“Existing Equipment Loans”). The Existing Equipment Loans have maturities from August 2005 to February 2008 and bear interest either at fixed rates ranging from 4.9% to 7.75% or at a variable rate equal; to prime plus 1.5%.

At May 31, 2004, Saba had outstanding aggregate borrowings of $3.5 million under the then-current credit facility and $1.2 million under the Existing Equipment Loans. The borrowings under the then-current credit facility were repaid in June 2004.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. During fiscal 2003 and fiscal 2002, Saba also financed the acquisition of furniture and equipment under capital leases. In March 2003, Saba modified an existing credit facility to buy out certain capital leases in the amount of $1.1 million, representing the fair market value of the leased assets. The original cost of assets under capital leases was $221,000 at May 31, 2005 and $103,000 at both May 31, 2003 and May 31, 2004, and the accumulated amortization was $158,000 at May 31, 2005, $59,000 at May 31, 2004 and $25,000 at May 31, 2003.

Rent expense was $3.9 million, $4.2 million and $5.1 million in fiscal 2005, 2004 and 2003, respectively. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

The following table summarizes Saba’s future minimum lease payments, net of sublease income for operating leases, and and principal payments under debt obligations as of May 31, 2005. Of the $35.9 million in operating leases, $251,000 which is net of sublease income, has been included in accrued restructuring charges as of May 31, 2005. Sublease income included in the table below amounts to $233,000 for fiscal 2006 and $35,000 for 2007.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,562	$2,187	$3,317	$58	$—
Capital lease and other obligations	134	113	21	—	—
Operating lease obligations	35,866	3,283	5,469	16,141	10,973

Total	$41,562	$5,583	$8,807	$16,199	$10,973

6.    Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2005 Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	2,218,264
Stock options available for future grant	2,264,200
Employees stock purchase plan	1,060,790

5,543,254

Employee Stock Purchase Plan

Saba’s Board of Directors proposed and its stockholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”) in January 2000. The ESPP became effective upon the completion of Saba’s initial public offering. Under the ESPP, eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. Shares issued under the ESPP were 51,244 during fiscal 2005 and 22,391 during fiscal 2004. As of May 31, 2005, 1,060,790 shares were available for issuance under the ESPP.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,887 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2005, 996,614 shares were available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. As of May 31, 2005, 1,267,586 shares were available for issuance under the 2000 Plan.

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

Also during fiscal 2003, Saba granted to a non-employee for consulting services performed, fully vested options to purchase 12,500 shares of Saba common stock at $2.20 per share. In connection with this option grant, Saba recognized stock compensation expense of $83,000 in fiscal 2003 based on the fair value of the options determined using the Black-Scholes-Merton option-pricing model.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Balance, May 31, 2002	3,069,496	$26.12
Granted	1,225,067	6.12
Exercised	(157,059)	1.08
Repurchased	(1,405,734)	37.19
Canceled	3,069,496	26.12

Balance, May 31, 2003	2,731,770	$13.38
Granted	1,295,900	3.70
Exercised	(19,291)	1.82
Canceled	(1,513,788)	14.68

Balance, May 31, 2004	2,494,591	$7.65
Granted	494,850	4.12
Exercised	(57,086)	2.86
Canceled	(714,091)	8.91

Balance, May 31, 2005	2,218,264	$6.58

Additional information regarding options outstanding as of May 31, 2005 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$0.20 - 2.52	317,287	3.6	$2.09	236,977	$1.95
$3.63 - 3.63	610,911	4.4	$3.61	200,199	$3.63
$3.78 - 3.78	423,812	4.8	$3.78	128,621	$3.78
$3.80 - 7.40	539,780	4.1	$4.82	261,996	$4.96
$8.12 - 11.00	185,899	2.4	$8.45	166,757	$8.38
$11.36 - 39.36	66,959	1.7	$24.03	65,166	$24.14
$40.00 - 117.50	73,616	1.0	$59.07	73,616	$59.07

	2,218,264	3.9	$6.58	1,133,332	$9.08

At May 31, 2005, 2,264,200 shares were available for future grant under the 1997 Plan and 2000 Plan.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While no additional deferred stock compensation was recorded in fiscal 2004, fiscal 2003 or fiscal 2002, a decrease in deferred stock compensation of $813,000 in fiscal 2003 and $663,000 in fiscal 2002 was recorded to reflect the reduction in deferred stock compensation relating to the cancellation of stock options as a result of employee attrition and reductions in workforce.

7.	Income Taxes

The provision for income taxes of $248,000 for fiscal 2005, $108,000 for fiscal 2004, and $175,000 for fiscal 2003 has been comprised entirely of income taxes related to foreign operations.

Pretax income or loss from foreign operations was approximately $425,000 of income in fiscal 2005, $221,000 of income in fiscal 2004, and a $1.9 million loss in fiscal 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	May 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$55,608	$49,800
Deferred revenue	—	747
Accruals	1,638	2,412
Property, equipment and purchased intangible assets	2,535	2,817
Tax credit carryforwards	2,493	2,333
Other assets	262	—

	62,537	58,109
Valuation allowance	(60,487)	(58,060)

Total deferred tax assets	$2,050	$49
Deferred tax liabilities:
Purchased intangible assets	(2,047)	(1)
Other	(3)	(48)

Net deferred tax assets	$—	$—

Increase in valuation allowance	2,427	6,090

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $2.4 million in fiscal 2005 and $6.1 million in fiscal 2004. Approximately $12,000 of the valuation allowance at May 31, 2005 is attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders’ equity.

Approximately $2.2 million of the valuation allowance is attributable to net operating losses and credit carry forwards from business combinations, which if recognized will be credited to goodwill, other non-current intangible assets, or stockholder’s equity.

The Company has not provided deferred taxes for approximately $1.0 million of earnings of foreign subsidiaries which are considered to be permanently invested. While the Company might be subject to foreign withholding taxes and U.S. income taxes if a repatriation were made, the determination of such amounts is not practicable.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	May 31,
	2005	2004	2003
	(in thousands)
U.S. federal benefit at statutory rate	$(1,108)	$(4,402)	$(5,961)
Net operating loss and temporary differences for which no benefit was realized	1,213	4,405	4,459
Stock related charges	—	—	549
Unbenefitted foreign losses	101	67	1,093
Nondeductible expenses	42	38	35

Total	$248	$108	$175

As of May 31, 2005, Saba had net operating loss carryforwards of approximately $144 million for federal tax purposes and approximately $87.0 million for state tax purposes. Saba also has research credit carryforwards of approximately $1.4 million for federal tax purposes and approximately $1.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2012 through fiscal 2025. The state net operating loss carryforwards will expire in fiscal 2006 through 2023 and the state research credit will carry forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company is subject to routine income tax audit by certain foreign tax authorities. During fiscal year 2005, the Company received notices of assessment relating to transfer pricing matters which it is contesting. The Company believes that adequate tax provisions have been provided for the likely outcome of the ongoing examination.

8.	Retirement Plan

Saba has established the Saba Software 401(k) Plan (the “401(k) Plan”) under section 401(k) of the Internal Revenue Code, covering substantially all of its U.S. employees. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings subject to an annual contribution limit. Saba may also make matching contributions equal to a discretionary percentage of the employees’ deferral. To date, no matching contributions have been made.

9.	Segment Information

Saba operates in a single operating segment, providing software and services that increase business performance through human capital development and management.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal year ended May 31:

	Total Revenue			Long-Lived Assets
	2005	2004	2003	2005	2004	2003
	(in thousands)
United States	$24,481	$19,224	$31,852	$20,791	$6,159	$7,970
International	17,729	15,247	12,564	240	171	245

Total	$42,210	$34,471	$44,416	$21,031	$6,330	$8,215

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

For fiscal 2005 and fiscal 2004, no customer accounted for greater than 10% of revenues. For fiscal 2003, one customer accounted for 12% of revenues.

10.	Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of the Securities Act of 1933 in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and our former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. If the modifications are acceptable to the Court, notice will be given to all class members of the settlement, a “fairness” hearing will be held and, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

We are also party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material adverse effect on our consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to us.

11.	Guarantees

Saba enters into license agreements that generally provide indemnification against intellectual property claims for its customers. To date, Saba has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

Saba’s license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation generally for a period of 90 days after delivery. To date, Saba has not incurred or accrued any material costs associated with these warranties.

12.	Restructuring

During fiscal 2005, we reduced our restructuring reserve $32,000 as a result of an amendment to a facility sub-tenant lease.

During each of fiscal 2004, fiscal 2003 and fiscal 2002, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2005	2004	2003
	(in thousands)
Cost of revenues	$—	$154	$145
Research and development	—	166	577
Sales and marketing	—	73	939
General and administrative	(32)	39	232

	$(32)	$432	$1,893

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

During fiscal 2003, Saba recorded net restructuring charges of approximately $1.9 million. These charges were comprised of $1.2 million for employee severance payments and $776,000 from the consolidation of an

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess facility. This restructuring included a worldwide workforce reduction of 40 employees across all business functions and geographies. As of August 31, 2004 all amounts relating this restructuring had been paid. It is expected that the remaining workforce reduction payments will be made by the end of fiscal 2006. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

The charges for excess facilities relates to non-cancelable lease costs partially offset by estimated sublease income. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2007. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

A summary of the restructuring charges is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2002	$321	$1,108	$1,429
Charges	1,217	676	1,893
Reduction of accrual	(107)	(144)	(251)
Deductions—cash payments	(1,302)	(760)	(2,062)

Accrual as of May 31, 2003	129	880	1,009
Charges	—	473	473
Reduction of accrual	(41)	—	(41)
Deductions—cash payments	(21)	(697)	(718)
Accretion and other charges (net)	5	21	26

Accrual as of May 31, 2004	72	677	749
Reduction of accrual	—	(32)	(32)
Deductions—cash payments	(50)	(394)	(444)

Accrual as of May 31, 2005	$22	$251	$273

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Related Information” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Index to Exhibits

See Index to Exhibits on page 64.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board

Dated: August 29, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 29, 2005

/s/ PETER E. WILLIAMS III Peter E. Williams III	Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2005

/s/ DOUGLAS ALLRED Douglas Allred	Director	August 29, 2005

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	August 29, 2005

/s/ JOE KIANI Joe Kiani	Director	August 29, 2005

/s/ MICHAEL MORITZ Michael Moritz	Director	August 29, 2005

/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr.	Director	August 29, 2005

EXHIBIT INDEX

Exhibit Number	Document

2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company, Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Storm Holding Corporations, THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity, and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ Learning Solutions, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(5)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1(6)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(6)	1997 Stock Incentive Plan.

*10.3(6)	2000 Stock Incentive Plan.

*10.4(6)	2000 Employee Stock Purchase Plan.

*10.5(7)	Form of Notice of Option Grant for Certain Executive Officers

10.6(8)	Credit Agreement dated August 30, 2002 between Silicon Valley Bank and the Company.

10.7(6)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8(9)	Amendment Nos. 2 and 3 to Credit Agreement between Silicon Valley Bank and the Company.

10.9(10)	Amendment No. 4 to Credit Agreement between Silicon Valley Bank and the Company.

10.10(11)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders named therein.

10.11(12)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.12(13)	Form of Warrant

10.13(14)	Summary of Director Compensation.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney. (see page 63).

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed March 16, 2000.

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(4)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004.

(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

(6)	Incorporated by reference to the same number exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) filed January 31, 2000.

(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

(8)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002.

(9)	Incorporated by reference to Exhibit 10.8 to the Company’s Annul Report on Form 10-K for the fiscal year ended May 31, 2004.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2005.

(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 11, 2004.

(12)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 11, 2004.

(13)	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 11, 2004.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2005.

*	Management contracts or compensatory plans or arrangements.