Form 10-Q
period 2005-08-31
SABA SOFTWARE INC
filed 2005-10-17
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 30, 2005 17,947,379 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED August 31, 2005

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,802	$15,408
Restricted cash	140	140
Accounts receivable, net	14,355	15,187
Prepaid expenses and other current assets	1,299	1,543

Total current assets	27,596	32,278

Property and equipment, net	1,010	874
Goodwill	15,164	15,164
Purchased intangible assets, net	4,798	4,993
Other assets	1,050	990

Total assets	$49,618	$54,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,958	$4,975
Accrued compensation and related expenses	2,965	2,969
Accrued expenses	2,799	4,529
Deferred revenue	11,630	12,406
Current portion of debt and lease obligations	2,233	2,300

Total current liabilities	24,585	27,179

Deferred revenue	31	51
Accrued rent	2,830	2,839
Debt and lease obligations, less current portion	2,909	3,396

Total liabilities	30,355	33,465

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares at August 31, 2005; none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized and 17,937,175 issued and outstanding at August 31, 2005 and 17,884,250 shares issued and outstanding at May 31, 2005	73	73
Additional paid-in capital	209,746	209,566
Treasury stock: 102,997 shares held at August 31, 2005 and at May 31, 2005, at cost	(232)	(232)
Accumulated deficit	(190,050)	(188,428)
Accumulated other comprehensive loss	(274)	(145)

Total stockholders’ equity	19,263	20,834

Total liabilities and stockholders’ equity	$49,618	$54,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	August 31, 2005	August 31, 2004
Revenues:
License	$3,396	$2,522
Services	10,232	6,791

Total revenues	13,628	9,313

Cost of revenues:
Cost of license	259	79
Cost of services	5,042	3,015
Amortization of acquired developed technology	—	2

Total cost of revenues	5,301	3,096

Gross profit	8,327	6,217

Operating expenses:
Research and development	2,758	2,365
Sales and marketing	5,470	4,337
General and administrative	1,432	1,132
Amortization of purchased intangible assets	170	—

Total operating expenses	9,830	7,834

Loss from operations	(1,503)	(1,617)
Interest income (expense) and other, net	(111)	(18)

Loss before provision for income taxes	(1,614)	(1,635)
Provision for income taxes	(8)	(42)

Net loss	$(1,622)	$(1,677)

Basic and diluted net loss per share	$(0.09)	$(0.12)

Shares used in computing basic and diluted net loss per share	17,295	14,026

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	August 31, 2005	August 31, 2004
Operating activities:
Net loss	$(1,622)	$(1,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	233
Amortization of purchased intangible assets	195	2
Changes in operating assets and liabilities:
Accounts receivable	703	(1,615)
Prepaid expenses and other current assets	244	(20)
Other assets	(60)	10
Accounts payable	(17)	(150)
Accrued compensation and related expenses	(4)	(449)
Accrued expenses	(1,731)	(781)
Accrued rent	(9)	25
Deferred revenue	(796)	(501)

Net cash used in operating activities	(2,967)	(4,923)

Investing activities:
Proceeds from redemptions and maturities of short-term investments	—	146
Purchases of property and equipment	(265)	(78)

Net cash (used in) provided by investing activities	(265)	68

Financing activities:
Proceeds from issuance of common stock under employee stock plans	181	77
Proceeds from issuance of common stock in private placement, net of issuance costs	—	8,784
Borrowings under credit facility, net of issuance costs	124	57
Repayments on borrowings under credit facility	(661)	(3,660)
Repayments on note payable	(18)	(17)
Principal payments under capital lease obligations	—	(11)

Net cash (used in) provided by financing activities	(374)	5,230

Increase (decrease) in cash and cash equivalents	(3,606)	375

Cash and cash equivalents, beginning of period	15,408	16,628

Cash and cash equivalents, end of period	11,802	17,003

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its wholly owned subsidiaries (“Saba”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2005. The results of operations for the three months ended August 31, 2005 are not necessarily indicative of results for the entire fiscal year ending May 31, 2006 or for any future period.

The condensed consolidated balance sheet at May 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share also excludes any dilutive effects of options and warrants as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows:

	Three months ended
	August 31, 2005	August 31, 2004
Net loss	$(1,622)	$(1,677)
Weighted-average shares of common stock outstanding	17,295	14,031
Weighted-average shares of common stock subject to repurchase	—	(5)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	17,295	14,026

Basic and diluted net loss per share	$(0.09)	$(0.12)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended
	August 31, 2005	August 31, 2004
	(in thousands)
Net loss	$(1,622)	$(1,677)
Foreign currency translation loss	(139)	(9)
Unrealized loss on investments	—	(4)

Comprehensive loss	$(1,761)	$(1,690)

4. Acquisitions

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise management solutions.

Under the terms of the Merger Agreement, the aggregate consideration payable by Saba Software, Inc (“the Company”) is 1,700,000 shares of Company common stock and cash of $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. As of May 31, 2005, approximately 635,000 shares of the Company were held in escrow in connection with this transaction, consisting of approximately 360,000 shares for stockholders indemnification obligations for general liability and approximately 275,000 shares for post-closing balance sheet adjustments including certain accounts receivable. During the quarter ended August 31, 2005, Saba released 220,000 shares from escrow related to cash received on certain accounts receivable. In addition, up to an additional 100,000 shares of Company common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform. These shares, if issued, will be accounted for as an expense in the periods in which they are earned.

The THINQ acquisition was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of May 5, 2005. The total preliminary purchase price was $9.3 million, including acquisition-related transaction costs.

The preliminary allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to change upon the finalization of the valuation. We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. The primary area of the purchase price allocation that is not yet finalized relates to income taxes related to certain of our acquired foreign subsidiaries. If information becomes available to the Company prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such liability will be included in the final purchase price allocation and goodwill will be increased.

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

5. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the quarter ended August 31, 2005. The following table provides a summary as of August 31, 2005 of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer Backlog	$300	$(33)	$267
Customer Relations	4,750	(219)	4,531

Total	$5,050	$(252)	$4,798

Changes to accumulated amortization for intangible assets for the three months ended August 31, 2005 were as follows:

	Accumulated Amortization
	May 31, 2005	Amortization Expense	August 31, 2005
	(in thousands)
Customer Backlog	$8	$25	$33
Customer Relations	49	170	219

Total	$57	$195	$252

The total expected future amortization related to purchased intangible assets will be approximately $585,000 for the remainder of fiscal 2005 and $779,000, $771,000, $679,000, and $679,000 in fiscal years 2007 through 2010, respectively, and $1.3 million thereafter.

There was no change to goodwill during the first quarter of fiscal 2005 or during the first quarter of 2004.

6. Debt and Other Obligations

Notes Payable and other obligations

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $105,000 at August 31, 2005 and $122,500 at May 31, 2005.

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable that represented payments due to a former landlord and an equipment loan. At August 31, 2005, the balance on the note payable was $134,000 and the equipment loan balance was $37,000.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. The current credit facility grants Saba access to a revolving line of credit of $250,000, a new equipment term loan of up to $500,000 and a new term loan of up to $4.5 million. This credit facility expires in March 2006.

As of August 31, 2005, the Company had $4.4 million in outstanding principal under existing term loans and $500,000 under existing equipment loans. The term loans mature in March 2006 and May 2008 and bear interest at variable rates equal to the bank’s prime rate plus .25% or 1.5%. The equipment term loans mature from September 2005 to September 2008 and bear interest either at fixed rates ranging from 4.9% to 7.75% or at variable rates equal to prime plus 1.5%.

The amended credit facility requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end during the period from May 5, 2005 through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter end during such period, (c) $9 million at any time during the period June 1, 2006 through May 31, 2007, and (d) $7.5 million for any date thereafter.

In connection with the Company’s credit facilities, Saba granted to the bank a security interest in all of its assets other than its intellectual property.

As of August 31, 2005, Saba had not borrowed any amounts under the revolving line of credit and was in compliance with all of the covenants related to this credit facility.

7. Restructuring

During fiscal 2004 and prior years, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructurings programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the three months ended August 31, 2005 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2005	$22	$251	$273

Deductions – cash payments	—	(86)	(86)

Accrual as of August 31, 2005	$22	$165	$187

It is expected that the remaining workforce reduction charges will be made by the end of fiscal 2006. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

8. Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes-Merton option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

The value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model was calculated using the assumptions in the following table:

	August 31, 2005	August 31, 2004
Net loss as reported	$(1,622)	$(1,677)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(958)	(2,628)

Adjusted net loss	(2,580)	(4,305)

Net loss per share as reported	$(0.09)	$(0.12)

Adjusted net loss per share	$(0.15)	$(0.30)

	Three months ended
Employee Options	August 31, 2005	August 31, 2004
Dividend Yield	—	—
Volatility	128%	134%
Risk Free rate of interest	3.84%	2.88%
Expected lives of options	2.27 years	2.35 years

	Three months ended
Employee Stock Purchase Plan	August 31, 2005	August 31, 2004
Dividend Yield	—	—
Volatility	94%	76%
Risk Free rate of interest	3.74%	2.13%
Expected lives of purchase option	6 months	6 months

9. Guarantees

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

10. Segment Information

Saba provides software and services that increase business performance through human capital development and management. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we operate in one segment for financial reporting purposes.

During the first quarter of 2006, no customer accounted for more than 10% of our revenue and no customer had an account receivable balance of 10% or greater of our total accounts receivable balance as of August 31, 2005.

Related Party Transactions

The Chief Executive Officer of Masimo Corporation serves as a director on Saba’s Board of Directors. At August 31, 2005, Saba’s accounts receivable included $3,500 payable by Masimo Corporation for consulting work performed by Saba in the first quarter of 2006.

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

12. Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards 123R (“SFAS”), Share-Based Payment, which replaces SFAS 123, Accounting for Stock Based Compensation and Accounting Practice Bulletin (“APB”) 25, Accounting for Stock Issued to Employees. SFAS123R requires that any share based payment made to an employee, including stock options and shares purchased under employee stock purchase plans, is recognized in the financial statements based on fair value. Under the terms of SFAS 123R, the fair value of any equity award is estimated at the grant date and is recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items: the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

We are required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The effects of the adoption of SFAS 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible at this time to accurately estimate the effect that the adoption of SFAS123R will have on our future results of operations. However, we expect the adoption of FAS 123 (R) to have a material adverse impact on our net income and net income per share. Note 8 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q provides an indication of the effects of using one option-pricing model, the Black-Scholes-Merton option pricing model, which was developed for use in estimating the fair value of traded options, on our current results of operations using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan shares upon the results of our operations for the three months ended August 31, 2005 and August 31, 2004.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

13. Subsequent Events

On October 6, 2005 Saba announced that it had signed a definitive agreement to acquire Centra Software, Inc for a combination of Saba stock and cash. The transaction has been approved by the Boards of Directors of both companies but is subject to stockholder approval and other customary closing conditions. Once approved, the consideration per share to be received by the stockholders of Centra will be $0.663 per share in cash and 0.354 per share in Saba stock for each share of Centra stock held.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2005 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

Forward-looking statements include:

(i) in Part I, Item 1,

•	statements regarding future amortization related to intangible assets,

•	statements regarding estimates of recognition of net lease expenses,

•	statements regarding the absence of future cash savings from restructuring,

•	statements regarding workforce reduction payments and payments related to the excess facility charge,

•	statements regarding operation in one segment for financial reporting purposes,

•	statements regarding the resolution and effect of pending litigation,

•	statements regarding the effect of recent accounting changes,

(ii) in Part I, Item 2,

•	statements regarding the effect of the THINQ acquisition and increased support revenues resulting from the acquisition,

•	statements regarding the design of our products to increase organizational performance and help large enterprises,

•	statements regarding the timing of a few large software license transactions can substantially affect quarterly revenue,

•	our belief that support revenue will continue to grow,

•	statements regarding continued investment in areas that we believe accelerate growth,

•	that business conditions may require us to adopt additional restructuring programs,

•	that many of our customers have not resumed previous levels of expenditures on information technologies,

•	expectations regarding research and development expenses to increase,

•	statements regarding the negative impact of seasonality of revenue,

•	statements regarding the adequacy of our tax provision,

•	our anticipation that we will continue to experience long sales cycles,

•	the sufficiency of our cash resources, credit facilities and cash flows to meet working capital requirements, capital expense and business expansion requirements for at least the next 12 months,

•	our expectation to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services,

•	our expectation to derive revenues from new products over the long term,

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	that our operating results will fluctuate significantly in the future,

•	our expectation to increase our operating expenses,

•	our expectation to incur losses for the foreseeable future,

•	statements regarding future restructuring changes,

•	statements regarding committing time and resources to potential customers,

•	the impact of SFAS No. 123R and Statement of Position 97-2,

•	the impact of the adoption of SFAS 154 and Issue 05-06,

•	statements regarding internal controls over financial reporting,

•	statements regarding the effect of our competitors,

•	our intention to expand our international presence in the future,

•	statements regarding defects and errors in our products,

•	statements regarding our inability to develop non-infringing technology or obtain a license on commercially reasonable terms,

•	the effect of a communications systems failure,

•	statements regarding our dependence on third-party system integrators,

•	our expectation of continued operating losses and negative cash flow from operations,

•	our expectations to use cash resources and credit facilities to fund sales and marketing activities, research and development activities and continued operations,

•	our expectations that our existing capital resources will be sufficient to meet our capital requirements,

•	our expectation to continue to acquire complementary businesses or technologies,

•	that the acquisition of THINQ and any future acquisitions would result in the use of significant amounts of cash, potentially dilutive issuance of equity securities, and/or the incurrence of debt,

(iii) in Part I, Item 3,

•	that more of our contracts may be denominated in foreign currency,

•	that we may face default on our credit facility if we fail to satisfy the covenants under the credit facility and

(iv) in Part II, Item 1,

•	statements regarding the resolution and effect of pending litigation.

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

On May 5, 2005, we completed the acquisition of THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise learning management solutions. Under the terms of the merger agreement, the aggregate consideration payable by us was up to 1,700,000 shares of common stock and the cash portion of the consideration was $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. In addition, up to an additional 100,000 shares of our common stock may be issued over a three-year period pursuant to an earn-out provision. Assets acquired and liabilities assumed in the acquisition were recorded at their fair values as of May 5, 2005. The total preliminary purchase price, including acquisition-related transaction costs, was $9.3 million.

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

Our corporate headquarters are located in Redwood Shores, California. In addition, we have an international presence in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Significant Trends and Developments in Our Business

Since we commenced operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration in the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and throughout the first quarter of fiscal 2006.

During fiscal 2004, fiscal 2003 and fiscal 2002, in response to the global economic slowdown, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Although we do not have any current plans to implement additional restructuring programs, business conditions may require us to reduce or otherwise adjust our workforce or consolidate excess facilities in the future. There were no restructuring programs implemented in fiscal 2005 or in the first quarter of fiscal 2006.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled approximately $14.4 million as of August 31, 2005. The allowance for doubtful accounts, which totaled approximately $301,000 as of August 31, 2005, is based on our assessment of the collectibility of specific customer accounts historical experience and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” and accordingly, we do not amortize goodwill. We have evaluated our purchased intangible assets and determined that all such assets have determinable lives. Our goodwill balance at August 31, 2005 was $15.2 million, including $9.9 million recorded as a result of our acquisition of THINQ. Amortization of purchased intangible assets was $195,000 for the first quarter of fiscal 2006 and $2,000 for the same quarter in fiscal 2005. As of August 31, 2005, our purchased intangible assets balance was $4.8 million and relates to the THINQ acquisition.

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

Restructuring costs. The total accrued restructuring balance as of August 31, 2005 was $187,000, which was comprised primarily of facilities-related charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004

Revenues

	Three months ended
	August 31, 2005	Percent of Total Revenue	August 31, 2004	Percent of Total Revenue
	(dollars in thousands)
Revenues
License	$3,396	25%	$2,522	27%
Services	10,232	75%	6,791	73%

Total revenues	$13,628	100%	$9,313	100%

Total Revenues: Total revenues increased by 46% during the three months ended August 31, 2005 compared to the three months ended August 31, 2004. This increase was the result of increases in both license and services revenue. As a percentage of total revenues, revenues from customers outside the United States represented 30% for the three months ended August 31, 2005 and 53% for the three months ended August 31, 2004. During each of the three months ended August 31, 2005 and August 31, 2004, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased by 35% during the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase in the license revenue dollars for the three month period ended August 31, 2005 was attributable to an increase in new license sales.

Services Revenue. Service revenue increased by 51% during the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase in services revenue during the three months ended August 31, 2005 is attributable to an increase in consulting revenue of approximately $2.4 million and an increase in maintenance revenue of approximately $1.0 million. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting in part from projects assumed as the result of the acquisition of THINQ and in part from an increase in the number of new license sales during fiscal 2005. The increase in maintenance revenue results from new maintenance contracts as a result of the acquisition of THINQ, a continual growth in our license base as well as a slight increase in maintenance pricing in fiscal 2005.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
	August 31, 2005	Percent of Total Revenue	August 31, 2004	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$259	2%	$79	1%
Cost of services	5,042	37%	3,015	32%
Amortization of acquired developed technology	—	—%	2	—%

Total cost of revenues	$5,301	39%	$3,096	33%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. As a percentage of license revenue, cost of license revenue was approximately 8% and 3%, respectfully, for the three months ended August 31, 2005 and 2004, respectfully. This increase is primarily due to an increase in the amount of third party royalties.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. For the three months ended August 31, 2005 cost of services revenue increased $2.0 million, or 67%, compared to the three months ended August 31, 2004. The increase was primarily attributable to an increase in employee related payroll related expense of $1.4 million as a result of an increase in consulting headcount due in part to the acquisition of THINQ. The increase in consulting costs also included sub-contractors costs of approximately $325,000.

Amortization of Acquired Developed Technology. The cost of revenues included amortization of acquired developed technology of $2,000 for the three months ended August 31, 2004. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. These intangible assets were fully amortized as of August 31, 2004.

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

	Three months ended
	August 31, 2005	Percent of Total Revenue	August 31, 2004	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	2,758	20%	2,365	25%
Sales and marketing	5,470	40%	4,337	47%
General and administrative	1,432	11%	1,132	12%
Amortization of purchased intangible assets	170	1%	—	—%

Total operating expenses	9,830	72%	7,834	84%

Research and development. Research and development expenses increased $393,000, or 17%, for the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase was primarily due to an increase in costs to translate our software into foreign languages of $300,000 and an increase in employee related salary and benefits expenses of $115,000, in part as a result of the full impact of the acquisition of THINQ in May, 2005. These expenses were offset by a decrease in facilities and telecom costs of approximately $160,000. We expect research and development expenses to increase in the foreseeable future.

Sales and marketing. Sales and marketing expenses increased $1.1 million, or 26%, for the three months ended August 31, 2005 compared to the three months ended August 31, 2004. These increases were primarily attributable to an increase in employee salary and benefits expenses of approximately $700,000 due in part as a result of an increase in sales personnel due to the acquisition of THINQ, and an increase in recruiting fees of $290,000 as the company expands its sales and marketing presence worldwide.

General and administrative. General and administrative expenses increased $300,000, or 27%, for the three months ended August 31, 2005 compared to the three months ended August 31, 2004. The increase is due to an increase in employee salary and benefits expenses of approximately $250,000 which was primarily the result of an increase in headcount related to the acquisition of THINQ, outside service provider fees of $170,000, offset by a decrease in depreciation expense of $130,000 as a result of certain depreciable assets reaching their full depreciable lives.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended August 31, 2004 is attributable to the intangible assets acquired as a result of the acquisition of THINQ in May 2005.

Interest income (expense) and other, net. Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) increased by $93,000 in net expense compared to the three months ended August 31, 2004. This increase in expense was primarily attributable to an increase in foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated payables as well as to an increase in interest expense as a result of the bank borrowings of $4.5 million in May 2005 due to the acquisition of THINQ.

Provision for income taxes

From inception through August 31, 2005, we have incurred net losses for federal and state tax purposes. Income tax expense was $8,000 during the three months ended August 31, 2005 compared to $42,000 during the three months ended August 31, 2004. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits.

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

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business;

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
	August 31, 2005	August 31, 2004
	(in thousands)
Cash used in operating activities	$(2,967)	$(4,923)
Cash (used in) provided by investing activities	(265)	68
Cash (used in) provided by financing activities	(374)	5,230

As of August 31, 2005, our principal source of liquidity included cash and cash equivalents of $11.8 million. Until our current credit facility expires in March 2006, we also have the ability to borrow up to an additional $250,000 under our revolving line of credit. The line of credit is subject to our compliance with the financial covenants of our credit facility.

Cash Used In Operating Activities

Cash used in operating activities was $3.0 million during the three months ended August 31, 2005 compared to $4.9 million during the three months ended August 31, 2004. Cash used in operating activities during the three months ended August 31, 2005 was primarily attributable to a net loss of $1.6 million, a decrease in accrued expenses of $1.7 million and a decrease in deferred revenues of $800,000, offset by a reduction in receivables of $700,000. This compares to a net loss of $1.7 million, a decrease in receivables of $1.6 million and a decrease in accrued expenses of $1.2 million during the three months ended August 31, 2004 offset an increase in deferred revenue of $501,000.

The decrease in accrued expenses for the three months ended August 31, 2005 is due primarily to the payments made in this quarter for accrued VAT taxes, professional services, acquisition costs and other liabilities we assumed as a result of our acquisition of THINQ. Deferred revenues decreased due to our historically low number of support renewals in the first quarter compared to the fourth quarter of the prior fiscal year. The reduction of receivables is the result of strong collection efforts during the quarter.

Cash used in operating activities was approximately $4.9 million during the three months ended August 31, 2004, compared to $3.7 million during the three months ended August 31, 2003, representing an increase of approximately $1.2 million. The primary reasons for the increase in cash used by operations was a decline in receivables of $1.6 million during the three months ended August 31, 2004 compared to an increase of $2.7 million during the quarter ended August 31, 2003 and a decline in accrued expenses of $1.2 million during the three months ended August 31, 2004 compared to an increase of $1.6 million during the three months ended August 31, 2003. The increase in cash used in operations during the three months ended August 31, 2004 was offset by a decrease in the net loss in the period of approximately $4.2 million and an increase in deferred revenue of $501,000 compared to an increase of $2.2 million in the three months ended August 31, 2003.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended August 31, 2005 was $265,000 compared to cash provided by investing activities of approximately $68,000 for the three months ended August 31, 2004. The decrease was primarily attributable to proceeds from maturities and redemptions of investments in the first quarter of 2005 of $146,000 compared to none in the first quarter of 2006, as well as an increase in the purchases of property and equipment of $187,000 in the first quarter of 2006 over the same quarter in 2005.

Cash Used In Financing Activities

Cash used in financing activities of $374,000 during the three months ended August 31, 2005 was primarily attributable to repayments for term loans of approximately $661,000 offset by proceeds from borrowings under our credit facility of $124,000 and from the issuance of common stock under our employee stock plans of $181,000.

Contractual Obligations and Commitments

As of August 31, 2005 there was no material change in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2005. At August 31, 2005, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

We currently anticipate that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of August 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards 123R (“SFAS”), Share-Based Payment, which replaces SFAS 123, Accounting for Stock Based Compensation and Accounting Practice Bulletin (“APB”) 25, Accounting for Stock Issued to Employees. SFAS123R requires that any share based payment made to an employee, including stock options and shares purchased under employee stock purchase plans, is recognized in the financial statements based on fair value. Under the terms of SFAS 123R, the fair value of any equity award is estimated at the grant date and is recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS123R requires that fair value be estimated using an option pricing model that takes into account at least the following items: the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest.

We are required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The effects of the adoption of SFAS 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible at this time to accurately estimate the effect that the adoption of SFAS123R will have on our future results of operations. However, we expect the adoption of FAS 123 (R) to have a material adverse impact on our net income and net income per share. Note 8 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q provides an indication of the effects of using one option-pricing model, the Black-Scholes-Merton option pricing model, which was developed for use in estimating the fair value of traded options, on our current results of operations using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan shares upon the results of our operations for the three months ended August 31, 2005 and August 31, 2004.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

RISK FACTORS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2005, we had $4.8 million of purchased intangible assets to be amortized as a result of our May 2005 acquisition of THINQ Learning Solutions, Inc., and our remaining goodwill balance was $15.2 million. As a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2005 and in fiscal 2004, our quarterly revenues have fluctuated between approximately $12.0 million and $7.8 million and our quarterly net loss fluctuated between approximately $500,000 and $5.9 million. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. As a result, we have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

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

The Financial Accounting Standards Board (“FASB”) has adopted Statement No. 123R, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal year 2007, we may have significant compensation charges. For example, for the fiscal years 2005, 2004 and 2003, had we accounted for stock-based compensation plans under Statement No. 123R using the Black-Scholes option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.50, $0.89 and $1.02 per share, respectively.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing this assessment. Depending on our market capitalization on November 30, 2005, we will be required to comply with Section 404 of the Sarbanes-Oxley Act for either the fiscal year ending May 31, 2006 or May 31, 2007. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

In 2001, we acquired Human Performance Technologies, Inc. and Ultris Inc. and in May 2005 we acquired THINQ Learning Solutions, Inc. We cannot assure that the THINQ acquisition will advance our long-term strategy. We may incur greater than anticipated costs from assuming obligations to support THINQ products, diverting resources from new products. THINQ customers may decline to upgrade to Saba Enterprise Learning, instead adopting competitors’ software. In addition, THINQ’s suppliers, distributors and key technical, sales and senior management personnel may terminate their relationship with us. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. In line with that strategy, on October 6, 2005 we announced our agreement to acquire Centra Software, Inc. These acquisitions could result in the use of significant amounts of cash, the incurrence of debt, or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2005, our remaining goodwill balance was $15.2 million. Acquisitions that we complete expose us to numerous risks, including:

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

International revenues accounted for 42% of revenues in fiscal 2005 and 44% of revenues in fiscal 2004. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	difficulties in staffing and managing foreign operations, including language barriers;

•	difficulties in maintaining control over product development and quality, and timing of product releases;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, and Japan, or have exposures in inter-company accounts denominated in foreign currencies;

•	costs attributable to development of internationalized versions of our products and marketing and sales materials;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	tariffs, export controls, and other trade barriers, and

•	exposure to geopolitical instability, natural disasters and acts of war or terrorism..

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

Our stock price may fluctuate substantially.

For example, from the beginning of fiscal 2004 through the end of fiscal 2005, the market price for our common stock fluctuated between $6.62 per share and $3.22 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. The current credit facility, which was amended in May 2005, provides a revolving line of credit of $250,000, a new equipment term loan of up to $500,000 and a new term loan of up to $4.5 million.

As of August 31, 2005, we had $4.4 million in outstanding principal under existing term loans and $500,000 under existing equipment loans. The term loans mature in March 2006 and May 2008 and bear interest at variable rates equal to the bank’s prime rate plus 1.5% or .25%, respectively. The equipment term loans mature from September 2005 to September 2008 and bear interest either at fixed rates ranging from 4.9% to 7.75% or at variable rates equal to prime plus 1.5%. As of August 31, 2005, we had not borrowed on the revolving line of credit. A  1/2 % change in interest rates on our variable loans would not have a material effect on our financial statements.

In connection with the term loan, we must comply with certain covenants under the credit facility that requires us to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end during the period from May 5, 2005 through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter end during such period, (c) $9 million at any time during the period June 1, 2006 through May 31, 2007, and (d) $7.5 million for any date thereafter. The credit facility also restricts our ability to pay cash dividends. If we fail to satisfy covenants under the credit facility and has not obtained an applicable waiver or amendment of the covenants from the bank, we may have to face default on our credit facility. As of August 31, 2005, we were in compliance with the then applicable covenants.

At August 31, 2005, we had cash and cash equivalents totaling $11.8 million. Of this amount, approximately $6.5 million was invested in money market accounts bearing variable interest rates of between .75% and 3.36%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A  1/2% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended August 31, 2005, our total realized and unrealized losses due to movements in foreign currencies was $73,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2005, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SABA SOFTWARE, INC.

Dated: October 14, 2005	By:	/s/ Bobby Yazdani
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Peter E. Williams III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc., a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company, Spruce Acquisition, LLC, a Delaware limited liability company that is a wholly-owned subsidiary of the Company and Centra Software, Inc., dated as of October 5, 2005.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1	Letter Agreement between Mark D. Frost and the Company, dated September 1, 2005.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the period ended February 28, 2005, previously filed with the SEC.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(4)	Incorporated by reference to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.
(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2004, previously filed with the SEC.