Form 10-Q
period 2005-11-30
SABA SOFTWARE INC
filed 2006-01-17
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On December 31, 2005 17,953,253 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED November 30, 2005

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	November 30, 2005	May 31, 2005
ASSETS
Current assets:

Cash and cash equivalents	$13,714	$15,408
Restricted cash	140	140
Accounts receivable, net	13,663	15,187
Prepaid expenses and other current assets	1,915	1,543

Total current assets	29.432	32,278

Property and equipment, net	937	874
Goodwill	15,164	15,164
Purchased intangible assets, net	4,604	4,993
Other assets	858	990

Total assets	$50,995	$54,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,644	$4,975
Accrued compensation and related expenses	3,326	2,969
Accrued expenses	2,201	4,529
Deferred revenue	12,574	12,406
Current portion of debt and lease obligations	2,093	2,300
Long-term debt (see Note 6)	2,464	—

Total current liabilities	28,302	27,179

Deferred revenue	513	51
Accrued rent	2,816	2,839
Long-term debt and lease obligations (see Note 6)	—	3,396

Total liabilities	31,631	33,465

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares, none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized and 17,953,253 shares issued and outstanding at November 30, 2005 and 17,884,250 shares issued and outstanding at May 31, 2005	73	73
Additional paid-in capital	209,752	209,566
Treasury stock: 102,997 shares held at November 30, 2005 and at May 31, 2005, at cost	(232)	(232)
Accumulated deficit	(189,919)	(188,428)
Accumulated other comprehensive loss	(310)	(145)

Total stockholders’ equity	19,364	20,834

Total liabilities and stockholders’ equity	$50,995	$54,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Revenues:
License	$5,124	$3,318	$8,520	$5,840
Services	11,108	7,019	21,340	13,810

Total revenues	16,232	10,337	29,860	19,650

Cost of revenues:
Cost of license	34	97	293	176
Cost of services	5,505	3,144	10,547	6,159
Amortization of acquired developed technology	—	—	—	2

Total cost of revenues	5,539	3,241	10,840	6,337

Gross profit	10,693	7,096	19,020	13,313

Operating expenses:
Research and development	2,825	2,415	5,583	4,780
Sales and marketing	6,093	4,129	11,563	8,466
General and administrative	1,337	1,184	2,769	2,316
Amortization of purchased intangible assets	170	—	340	—

Total operating expenses	10,425	7,728	20,255	15,562

Income (loss) from operations	268	(632)	(1,235)	(2,249)
Interest income (expense) and other, net	(111)	(10)	(222)	(28)

Income (loss) before provision for income taxes	157	(642)	(1,457)	(2,277)
Provision for income taxes	(26)	(40)	(34)	(82)

Net income (loss)	$131	$(682)	$(1,491)	$(2,359)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)

Shares used in computing basic net income (loss) per share	17,523	16,107	17,407	15,061

Shares used in computing diluted net income (loss) per share	18,082	16,107	17,407	15,061

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	November 30, 2005	November 30, 2004
Operating activities:
Net loss	$(1,491)	$(2,359)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	245	500
Amortization of purchased intangible assets and acquired developed technology	390	2
Loss on disposal of property and equipment	6	—

Changes in operating assets and liabilities:
Accounts receivable	1,358	(3,823)
Prepaid expenses and other current assets	(372)	(27)
Other assets	131	126
Accounts payable	669	(156)
Accrued expenses	(1,868)	(1,003)
Accrued rent	(24)	49
Deferred revenue	630	(141)

Net cash used in operating activities	(326)	(6,832)

Investing activities:
Proceeds from redemptions and maturities of short-term investments	—	150
Purchases of property and equipment	(337)	(301)
Proceeds from sale of property and equipment	24	—

Net cash used in investing activities	(313)	(151)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	187	97
Proceeds from issuance of common stock in private placement, net of issuance costs	—	8,669
Borrowings, under credit facility, net of issuance costs	—	270
Repayments on borrowings under credit facility	(1,206)	(3,832)
Repayments on note payable	(36)	(34)
Principal payments under capital lease obligations	—	(11)

Net cash (used in) provided by financing activities	(1,055)	5,159

Decrease in cash and cash equivalents	(1,694)	(1,824)

Cash and cash equivalents, beginning of period	15,408	16,628

Cash and cash equivalents, end of period	$13,714	$14,804

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2005. The results of operations for the three and six months ended November 30, 2005 are not necessarily indicative of results for the entire fiscal year ending May 31, 2006 or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepts in the United States have been condensed or omitted. The condensed consolidated balance sheet at May 31, 2005 has been derived from the audited financial statements at that date.

2. Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share excludes any dilutive effects of stock options as well as any contingently issuable shares. (Contingently issuable shares are shares that would be issuable if the end of the reporting period were the end of the contingency period.)

Diluted net income per share for the three months ended November 30, 2005 is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, plus shares of potential common stock. Potential common stock includes shares of common stock which are issuable upon the exercise of stock options (using the treasury stock method, which assumes the Company will buy back its own common stock with proceeds from the option exercises) as well as any contingently issuable shares. For all other periods presented, diluted net loss per share excludes shares of potential common stock since the effect is anti-dilutive.

The calculations of basic and diluted net income (loss) per share are as follows (in thousands, except for per share amounts):

	Three months ended		Six months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net income (loss)	$131	$(682)	$(1,491)	$(2,359)

Weighted-average shares of common stock outstanding	17,523	16,109	17,407	15,064
Weighted-average shares of common stock subject to repurchase	—	(2)	—	(3)

Weighted-average shares of common stock used in computing basic net loss per share	17,523	16,107	17,407	15,061
Effect of dilutive employee stock options	144	—	—	—
Effect of contingently issuable shares	415	—	—	—

Weighted-average shares of common stock used in computing diluted net loss per share	18,082	16,107	17,407	15,061

Basic net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands) :

	Three months ended		Six months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net income (loss)	$131	$(682)	$(1,491)	$(2,359)
Foreign currency translation gain	(36)	49	(165)	40
Unrealized loss on investments	—	—	—	(4)

Comprehensive income (loss)	$95	$(633)	$(1,656)	$(2,323)

4. Pending Acquisition of Centra Software, Inc.

On October 6, 2005 Saba announced that it had signed a definitive agreement to acquire Centra Software, Inc. (“Centra”) for a combination of Saba stock and cash. The transaction has been approved by the Boards of Directors of both companies but is subject to stockholder approval and other customary closing conditions. Once approved, the consideration per share to be received by the stockholders of Centra will be $0.663 per share in cash and 0.354 per share in Saba stock for each share of Centra stock held. The total estimated purchase price for Centra of approximately $58.3 million will consist of (i) approximately $19.1 million in cash, (ii) $37.3 million in Saba’s common stock (assuming the issuance of approximately 10.2 million shares of Saba common stock to Centra stockholders), and (iii) acquisition related expenses of approximately $1.8 million, consisting primarily of fees due to financial advisors and other professionals. Separate special meetings of stockholders of both Saba and Centra are expected to be held on January 26, 2006 to vote upon the proposed merger.

5. Goodwill and Purchased Intangible Assets

Business Combinations

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise management solutions.

Under the terms of the merger agreement, the aggregate consideration payable by Saba Software, Inc (“the Company”) is 1,700,000 shares of Company common stock and cash of $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. As of May 31, 2005, approximately 635,000 shares of the Company were held in escrow in connection with this transaction, consisting of approximately 360,000 shares for stockholders indemnification obligations for general liability and approximately 275,000 shares for post-closing balance sheet adjustments including certain accounts receivable. During the quarter ended August 31, 2005, Saba released 220,000 shares from escrow related to cash received on certain accounts receivable. In addition, up to an additional 100,000 shares of Company common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform. These shares, if issued, will be accounted for in the periods in which they are earned.

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

There were no additions to intangible assets during the six months ended November 30, 2005. The following table provides a summary as of November 30, 2005 of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer Backlog	$300	$57	$243
Customer Relations	4,750	389	4,361

Total	$5,050	$446	$4,604

Changes to net carrying values for intangible assets for the six months ended November 30, 2005 were as follows:

Customer Backlog

Net carrying value, May 31, 2005	$293
Amortization expense	(50)

Net carrying value, November 30, 2005	$243

Customer Relations

Net carrying value, May 31, 2005	$4,701
Amortization expense	(340)

Net carrying value, November 30, 2005	$4,361

The total expected future amortization related to purchased intangible assets will be approximately $389,000 for the remainder of fiscal 2005 and $779,000, $771,000, $679,000, and $679,000 in fiscal years 2007 through 2010, respectively, and $1.3 million thereafter.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no change to goodwill during the first two quarters of either fiscal 2006 or 2005.

6. Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. The current credit facility grants Saba access to a revolving line of credit of $250,000, a new equipment term loan of up to $500,000 and a new term loan of up to $4.5 million. Borrowings on the revolving line of credit and new equipment term loan credit facilities may be made through March, 2006.

On November 10, 2005, the Company amended the credit facility with the bank. The amended credit facility requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from December 1, 2005 through May 31, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005 (d) $9 million at any time during the period from June 1, 2006 through May 31, 2007, and (e) $7.5 million for any date thereafter.

As of November 30, 2005, Saba had no outstanding borrowings under the revolving line of credit and was in compliance with all of the covenants related to this credit facility. On January 13, 2006, the Company further amended the credit facility to require the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from March 1, 2006 through May 30, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005, (d) $7.5 million for any date that is not a fiscal quarter end from December 1, 2005 through February 27, 2006 (e) $9 million at any time during the period from May 31, 2006 through May 30, 2007, and (f) $7.5 million for any date thereafter.

Saba has and expects to continue to comply with the end of quarter cash covenants included in the credit facility. However, because of the variability in timing of accounts payable and accounts receivable within a quarter, the amendments to the credit facility have been and may continue to be necessary for Saba to remain compliant with the intra-quarter cash covenants. As a result of this intra-quarter variability, in the next twelve months Saba may not be compliant with the intra-quarter cash covenant and as a result, all outstanding amounts payable under the credit facility have been classified as a current liability in the accompanying balance sheet.

7. Restructuring

During fiscal 2004 and prior years, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consist primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the six months ended November 30, 2005 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2005	$22	$251	$273

Deductions – cash payments	—	(86)	(86)

Accrual as of August 31, 2005	$22	$165	$187

Deductions – cash payments	—	(77)	(77)

Accrual as of November 30, 2005	$22	$88	$110

It is expected that the remaining workforce reduction payments will be made by the end of fiscal 2006. Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

8. Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” while adhering to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The fair value of options, warrants and restricted stock issued for services rendered by non-employees or assets acquired is determined using the Black-Scholes-Merton option-pricing model. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123 (in thousands, except per share amounts):

	Three months ended		Six months ended
	November 30,		November 30,
	2005	2004	2005	2004
Net income (loss)	$131	$(682)	$(1,491)	$(2,359)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(983)	(2,038)	(1,940)	(4,654)

Pro forma net loss	$(852)	$(2,720)	$(3,431)	$(7,013)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)
Pro forma basic net loss per share	$(0.05)	$(0.17)	$(0.20)	$(0.47)

Shares used in calculating basic net income (loss) per share	17,523	16,107	17,407	15,061

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.16)

Shares used in calculating diluted net income (loss) per share	18,082	16,107	17,407	15,061

Pro forma diluted net (loss) per share	$(0.05)	$(0.17)	$(0.20)	$(0.47)

Shares used in calculating pro forma diluted net loss per share	17,523	16,107	17,407	15,061

The value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model was calculated using the assumptions in the following table:

	Three months ended		Six months ended
	November 30,		November 30,
	2005	2004	2005	2004
Employee Options
Dividend Yield	0%	0%	0%	0%
Volatility	1.26	1.33	1.29	1.34
Risk Free rate of interest	4.42%	3.25%	4.42%	3.25%
Expected lives of options (in years)	2.27	2.30	2.29	2.35

	Three months ended		Six months ended
	November 30,		November 30,
	2005	2004	2005	2004
Employee Stock Purchase Plan
Dividend Yield	0%	0%	0%	0%
Volatility	.96	.76	.96	.76
Risk Free rate of interest	3.65%	2.13%	3.65%	2.13%
Expected lives of purchase option (in years)	.5	.5	.5	.5

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

During the second quarter of 2006, one customer accounted for 25% of our revenue. No customer had an account receivable balance of 10% or greater of our total accounts receivable balance as of November 30, 2005.

11. Legal Matters

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

We are required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The effects of the adoption of SFAS 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible at this time to accurately estimate the effect that the adoption of SFAS123R will have on our future results of operations. However, we expect the adoption of FAS 123 (R) to have a material adverse impact on our net income (loss) and net income (loss) per share. Note 8 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q provides an indication of the effects of using one option-pricing model, the Black-Scholes-Merton option pricing model, which was developed for use in estimating the fair value of traded options, on our current results of operations using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan shares upon the results of our operations for the three and six months ended November 30, 2005 and November 30, 2004.

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

Forward-looking statements include:

(i) in Part I, Item 1,

•	statements regarding future amortization related to intangible assets,

•	statements regarding workforce reduction payments and payments related to the excess facility charge,

•	statements regarding operation in one segment for financial reporting purposes,

•	statements regarding the resolution and effect of pending litigation,

•	statements regarding the effect of recent accounting changes,

•	statements regarding our compliance with debt covenants and maturities,

(ii) in Part I, Item 2,

•	statements regarding the effect of the ThinQ acquisition and increased support revenues resulting from the acquisition,

•	statements that the timing of a few large software license transactions can substantially affect quarterly revenue,

•	our belief that support revenue will continue to grow,

•	statements regarding continued investment in areas that we believe accelerate growth,

•	that business conditions may require us to adopt additional restructuring programs,

•	that many of our customers have not resumed previous levels of expenditures on information technologies,

•	expectations regarding research and development expenses to increase,

•	statements regarding the impact of seasonality on operating results,

•	statements regarding the adequacy of our tax provision,

•	statements regarding our compliance with debt covenants and maturities,

•	our anticipation that we will continue to experience long sales cycles,

•	the sufficiency of our cash resources, credit facilities and cash flows to meet working capital requirements, capital expense and business expansion requirements for at least the next 12 months,

•	our expectation to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services,

•	our expectation to derive revenues from new products over the long term,

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	that our operating results will fluctuate significantly in the future,

•	our expectation to increase our operating expenses,

•	our expectation to incur losses for the foreseeable future,

•	statements regarding future restructuring changes,

•	statements regarding committing time and resources to potential customers,

•	the impact of SFAS No. 123R and Statement of Position 97-2,

•	the impact of the adoption of SFAS 154 and Issue 05-06,

•	statements regarding internal controls over financial reporting,

•	statements regarding the effect on our business because of loss of key personnel,

•	statements regarding the effect of our competitors,

•	statements regarding defects and errors in our products,

•	our intention to expand our international presence in the future,

•	statements regarding our inability to develop non-infringing technology or obtain a license on commercially reasonable terms,

•	the effect of a communications systems failure,

•	statements regarding our dependence on third-party system integrators,

•	our expectation of continued operating losses and negative cash flow from operations,

•	our expectations to use cash resources and credit facilities to fund sales and marketing activities, research and development activities and continued operations,

•	our expectations that our existing capital resources will be sufficient to meet our capital requirements,

•	our expectation to continue to acquire complementary businesses or technologies,

•	that the acquisition of THINQ and any future acquisitions would result in the use of significant amounts of cash, potentially dilutive issuance of equity securities, and/or the incurrence of debt,

(iii) in Part I, Item 3,

•	that more of our contracts may be denominated in foreign currency,

•	statements regarding our compliance with debt covenants and maturities and

(iv) in Part II, Item 1,

•	statements regarding the resolution and effect of pending litigation.

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

Significant Trends and Developments in Our Business

Since we commenced operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration in the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and throughout the first two quarters of fiscal 2006.

During fiscal 2004, fiscal 2003 and fiscal 2002, in response to the global economic slowdown, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Although we do not have any current plans to implement additional restructuring programs, business conditions may require us to reduce or otherwise adjust our workforce or consolidate excess facilities in the future. There were no restructuring programs implemented in fiscal 2005 or in the first two quarters of fiscal 2006.

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

On October 6, 2005 we announced that we had signed a definitive agreement to acquire Centra Software, Inc. (“Centra”) for a combination of Saba stock and cash. The transaction has been approved by the Boards of Directors of both companies but is subject to stockholder approval and other customary closing conditions. Once approved, the consideration per share to be received by the stockholders of Centra will be $0.663 per share in cash and 0.354 per share in Saba stock for each share of Centra stock held. The total estimated purchase price for Centra of approximately $58.3 million will consist of (i) approximately $19.1 million in cash, (ii) $37.3 million in Saba’s common stock (assuming the issuance of approximately 10.2 million shares of Saba common stock to Centra stockholders), and (iii) acquisition related expenses of approximately $1.8 million, consisting primarily of fees due to financial advisors and other professionals. Separate special meetings of stockholders of both Saba and Centra are expected to be held on January 26, 2006 to vote upon the proposed merger.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled approximately $13.7 million as of November 30, 2005. The allowance for doubtful accounts, which totaled approximately $279,000 as of November 30, 2005, is based on our assessment of the collectibility of specific customer accounts historical experience and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” and accordingly, we do not amortize goodwill. We have evaluated our purchased intangible assets and determined that all such assets have determinable lives. Our goodwill balance at November 30, 2005 was $15.2 million, including $9.9 million recorded as a result of our acquisition of THINQ. Amortization of purchased intangible assets was $195,000 and $389,000 for the three and six-month periods of fiscal 2006 and zero dollars and $2,000 for the same periods, respectively, in fiscal 2005. As of November 30, 2005, our net purchased intangible assets balance was $4.6 million and relates entirely to the THINQ acquisition.

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

Restructuring costs. The total accrued restructuring balance as of November 30, 2005 was $110,000, which was comprised primarily of facilities-related charges. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

Revenues

	Three months ended November 30, 2005	Percent of Total Revenue	Three months ended November 30, 2004	Percent of Total Revenue
Revenues
License	$5,124	32%	$3,318	32%
Services	11,108	68%	7,019	68%

Total revenues	$16,232	100%	$10,337	100%

	Six months ended November 30, 2005	Percent of Total Revenue	Six months ended November 30, 2004	Percent of Total Revenue
Revenues
License	$8,520	29%	$5,840	30%
Services	21,340	71%	13,810	70%

Total revenues	$29,860	100%	$19,650	100%

Total Revenues. Total revenues increased by 57% during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. This increase was the result of increases in both license and services revenue. Total revenues increased by 52% during the six months ended November 30, 2005 compared to the three months ended November 30, 2004.

As a percentage of total revenues, revenues from customers outside the United States represented 28% for the three months ended November 30, 2005 and 48% for the three months ended November 30, 2004. As a percentage of total revenues, revenues from customers outside the United States represented 29% for the six months ended November 30, 2005 and 51% for the six months ended November 30, 2004. During the three months and six months ended November 30, 2005, one customer represented 15% and 25%, respectively, of revenues for the three and six month periods ended November 30, 2005. During the three months and six months ended November 30, 2004, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased by 54% during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The increase in the license revenue dollars for the three month period ended November 30, 2005 was attributable to an increase in the average selling price of new license sales during the quarter.

License revenue increased by 46% during the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase in the license revenue dollars for the six month period ended November 30, 2005 was attributable to an increase in the average selling price of new license sales during the six-month period.

Services Revenue. Service revenue increased by 58% during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The increase in services revenue during the three months ended November 30, 2005 is attributable to an increase in consulting revenue of approximately $1.9 million and an increase in maintenance revenue of approximately $1.5 million. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting in part from projects assumed as the result of the acquisition of THINQ. The increase in maintenance revenue results from new maintenance contracts as a result of the acquisition of THINQ, continued growth in our license base as well as a slight increase in maintenance pricing in fiscal 2005 and 2006.

Service revenue increased by 55% during the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase in services revenue during the six months ended November 30, 2005 is attributable to an increase in consulting revenue of approximately $2.5 million and an increase in maintenance revenue of approximately $4.1 million. The increase in consulting revenue is attributable to an increase in the number of consulting projects resulting in part from projects assumed as the result of the acquisition of THINQ. The increase in maintenance revenue results from new maintenance contracts as a result of the acquisition of THINQ, a continual growth in our license base as well as a slight increase in maintenance pricing in fiscal 2005 and 2006.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
	November 30, 2005	Percent of Total Revenue	November 30, 2004	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$34	—%	$97	1%
Cost of services	5,505	34%	3,144	30%

Total cost of revenues	$5,539	34%	$3,241	31%

	Six months ended
	November 30, 2005	Percent of Total Revenue	November 30, 2004	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$293	1%	$176	1%
Cost of services	10,547	35%	6,159	31%
Amortization of acquired developed technology	—	—%	2	—%

Total cost of revenues	$10,840	36%	$6,337	32%

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue decreased $63,000 in the second quarter of fiscal 2005 compared to the same period in fiscal 2004. As a percentage of license revenue, cost of license revenue was approximately 1% and 3%, respectively, for the three months ended November 30, 2005 and 2004, respectively. The decrease in both dollars and percent of license revenues was due to a decrease in the number of third-party products sold during the three months ended November 30, 2005.

Cost of license revenue increased $117,000 for the first six months of fiscal 2005 compared to the same period in fiscal 2004. As a percentage of license revenue, cost of license revenue was approximately 3% for both the six months ended November 30, 2005 and 2004, respectively. This increase in dollars is primarily due to an increase in the amount of third party royalties incurred in the first quarter of fiscal 2005.

Cost of Services Revenue. Our cost of services revenue includes salaries and related expenses for our professional services and support organizations, as well as third-party subcontractors, hosting costs and billed expenses. For the three months ended November 30, 2005 cost of services revenue increased $2.4 million, or 75%, compared to the three months ended November 30, 2004. As a percent of services revenues, cost of services revenue increased from 45% for the three months ended November 30, 2004 to 50% for the three months ended November 30, 2005. The increase in both dollars and percent of services revenue is primarily attributable to an increase in employee payroll related expense of $1.7 million as a result of an increase in consulting headcount due in part to the acquisition of THINQ. The increase in cost of services revenue also included an increase in sub-contractors costs of approximately $339,000.

For the six months ended November 30, 2005 cost of services revenue increased $4.4 million, or 71%, compared to the six months ended November 30, 2004. As a percent of services revenues, cost of services revenue increased from 45% for the six months ended November 30, 2004 to 49% for the six months ended November 30, 2005. The increase in both dollars and percent of services revenue is primarily attributable to an increase in employee payroll related expense of $2.3 million as a result of an increase in consulting headcount due in part to the acquisition of THINQ. The increase in cost of services revenue also included an increase in sub-contractors costs of approximately $635,000.

Amortization of Acquired Developed Technology. The cost of revenues for the six months ended November 30, 2004 included amortization of acquired developed technology of $2,000. This amortization resulted from our March 2001 acquisition of Human Performance Technologies, Inc. and June 2001 acquisition of Ultris Inc. These intangible assets were fully amortized as of August 31, 2004.

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

	Three months ended
	November 30, 2005	Percent of Total Revenue	November 30, 2004	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$2,826	17%	$2,415	23%
Sales and marketing	6,093	38%	4,129	40%
General and administrative	1,337	8%	1,184	11%
Amortization of purchased intangible assets	170	1%	—	—%

Total operating expenses	$10,425	64%	$7,728	74%

	Six months ended
	November 30, 2005	Percent of Total Revenue	November 30, 2004	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$5,583	19%	$4,780	24%
Sales and marketing	11,563	39%	8,466	43%
General and administrative	2,769	9%	2,316	12%
Amortization of purchased intangible assets	340	1%	—	—%

Total operating expenses	$20,255	68%	$15,562	79%

Research and development. Research and development expenses increased $411,000, or 17% , for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The increase was primarily due to an increase in costs to translate our software into foreign languages of $221,000 and an increase in employee related salary and benefits expenses of $232,000, in part as a result of the acquisition of THINQ in May 2005. We expect research and development expenses to increase in the foreseeable future.

Research and development expenses increased $804,000, or 17% , for the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase was primarily due to an increase in costs to translate our software into foreign languages of $521,000 and an increase in employee related salary and benefits expenses of $346,000, in part as a result of the full impact of the acquisition of THINQ in May, 2005. We expect research and development expenses to increase in the foreseeable future.

Sales and marketing. Sales and marketing expenses increased $2.0 million, or 48%, for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. This increase was primarily attributable to an increase in employee salary and benefits of $1.4 million, which includes commissions expense of $392,000 as a result of an increase in revenues, and an increase in recruiting fees of $169,000 and travel related expense of $155,000, all related to an increase in sales personnel resulting partly from the acquisition of THINQ and from our objective to increase our sales presence worldwide.

Sales and marketing expenses increased $3.1 million, or 37%, for the six months ended November 30, 2005 compared to the six months ended November 30, 2004. This increase was primarily attributable to an increase in employee salary and benefits of $2.1 million, which includes commissions expense of $533,000 as a result of an increase in revenues, and an increase in recruiting fees of $459,000 and travel related expense of $141,000, all related to an increase in sales personnel resulting partly from the acquisition of THINQ and from our objective to increase our sales presence worldwide. Also, marketing related programs increased approximately $248,000 as a result of the our drive to expand its presence within the public sector market as well as other markets worldwide.

General and administrative. General and administrative expenses increased $154,000, or 13%, for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. The increase is due to an increase in employee salary and benefits expenses of approximately $253,000 which was primarily the result of an increase in headcount partly related to the acquisition of THINQ and partly to an increase in our finance organization during fiscal 2006, an increase in outside service provider fees of $89,000, offset by a decrease in depreciation expense of $108,000 as a result of certain depreciable assets reaching their full depreciable lives.

General and administrative expenses increased $453,000, or 20%, for the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase is due to an increase in employee salary and benefits expenses of approximately $393,000, which was primarily the result of an increase in headcount partly related to the acquisition of THINQ and partly to an increase in our finance organization during fiscal 2006, an increase in outside service provider fees of $259,000, offset by a decrease in depreciation expense of $237,000 as a result of certain depreciable assets reaching their full depreciable lives.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three and six months ended November 30, 2005 is attributable to the intangible assets acquired as a result of the acquisition of THINQ in May 2005.

Interest income (expense) and other, net. Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) increased by $113,000 in net expense for the three months ended November 30, 2005 compared to the three months ended November 30, 2004.

Interest income (expense) increased by $206,000 in net expense for the six months ended November 30, 2005 compared to the six months ended November 30, 2004. The increase in expense for both the three month and six month comparisons is primarily attributable to an increase in foreign exchange losses resulting from unfavorable fluctuations in foreign currency denominated payables as well as to an increase in interest expense as a result of the bank borrowings of $4.5 million in May 2005 due to the acquisition of THINQ.

Provision for income taxes. From inception through November 30, 2005, we have incurred net losses for federal and state tax purposes. Income tax expense was $26,000 during the three months ended November 30, 2005 compared to $40,000 during the three months ended November 30, 2004. Income tax expense was $34,000 during the six months ended November 30, 2005 compared to $82,000 during the six months ended November 30, 2004. Income tax expense during all of these periods consists entirely of foreign tax expense incurred as a result of local country profits.

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

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended
	November 30, 2005	November 30, 2004
	(in thousands)
Cash used in operating activities	$(326)	$(6,832)
Cash (used in) investing activities	$(313)	$(151)
Cash used in (provided by) financing activities	$(1,055)	$5,159

As of November 30, 2005 our principal source of liquidity included cash and cash equivalents of $13.7 million.

Since August 2002, Saba has maintained a credit facility with a bank. The current credit facility grants Saba access to a revolving line of credit of $250,000, a new equipment term loan of up to $500,000 and a new term loan of up to $4.5 million. Borrowings on the revolving line of credit and new equipment term loan credit facilities may be made through March, 2006.

On November 10, 2005, the Company amended the credit facility with the bank. The amended credit facility requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from December 1, 2005 through May 31, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005 (d) $9 million at any time during the period from June 1, 2006 through May 31, 2007, and (e) $7.5 million for any date thereafter.

As of November 30, 2005, Saba had no outstanding borrowings under the revolving line of credit and was in compliance with all of the covenants related to this credit facility. On January 13, 2006, the Company further amended the credit facility to require the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from March 1, 2006 through May 30, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005, (d) $7.5 million for any date that is not a fiscal quarter end from December 1, 2005 through February 27, 2006 (e) $9 million at any time during the period from May 31, 2006 through May 30, 2007, and (f) $7.5 million for any date thereafter.

Saba has and expects to continue to comply with the end of quarter cash covenants included in the credit facility. However, because of the variability in timing of accounts payable and accounts receivable within a quarter, the amendments to the credit facility have been and may continue to be necessary for Saba to remain compliant with the intra-quarter cash covenants. As a result of this intra-quarter variability, in the next twelve months Saba may not be compliant with the intra-quarter cash covenant and as a result, all outstanding amounts payable under the credit facility have been classified as a current liability in the accompanying balance sheet.

Cash Used In Operating Activities

Cash used in operating activities was $442,000 during the six months ended November 30, 2005 compared to $6.8 million during the six months ended November 30, 2004. Cash used in operating activities during the six months ended November 30, 2005 was primarily attributable to a net loss of $1.5 million, a decrease in accrued expenses of $2.0 million and a decrease in deferred revenues of $630,000, offset by a reduction in receivables of $1.5 million. This compares to a net loss of $2.4 million, an increase in receivables of $3.9 million and a decrease in accrued expenses of $1.0 million during the six months ended November 30, 2004, offset by an increase in deferred revenue of $141,000.

The decrease in accrued expenses for the six months ended November 30, 2005 is due primarily to the payments made for accrued VAT taxes, professional services, acquisition related costs and other liabilities we assumed as a result of our acquisition of ThinQ. Deferred revenues increased due to an increase in our average selling price on new license deals, which drives the price of support agreements. The revenue on support agreements is initially deferred and then recognized ratably over the term of the support. The decrease in receivables during the first six months of 2005 is the result of $6.0 million increase in billings during the first six months of fiscal 2006 offset by increased collections of approximately $7.5 million.

Cash Provided By Investing Activities

Cash used in investing activities during the six months ended November 30, 2005 was $270,000 compared to $151,000 in cash used in investing activities for the six months ended November 30, 2004. The increase in cash used from investing activities in fiscal 2006 was primarily attributable to proceeds of $150,000 from maturities of investments during the first six month of fiscal 2005, compared to no proceeds from maturities of investments in the first six months of fiscal 2006.

Cash Provided By Financing Activities

Cash used in financing activities of $1.1 million during the six months ended November 30, 2005 was primarily attributable to repayments on borrowings under our credit facility of $1.1 million. Cash provided by financing activities during the six months ended November 30, 2004 was primarily attributable to the proceeds from issuance of common stock in private placement of $8.7 million, which was offset by repayments on borrowings under our credit facility of $3.5 million.

Contractual Obligations and Commitments

As of November 30, 2005 there was no material change in our total debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2005. At November 30, 2005, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of November 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We are required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The effects of the adoption of SFAS 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not possible at this time to accurately estimate the effect that the adoption of SFAS123R will have on our future results of operations. However, we expect the adoption of FAS 123 (R) to have a material adverse impact on our net income (loss) and net income (loss) per share. Note 8 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q provides an indication of the effects of using one option-pricing model, the Black-Scholes-Merton option pricing model, which was developed for use in estimating the fair value of traded options, on our current results of operations using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan shares upon the results of our operations for the three and six months ended November 30, 2005 and November 30, 2004.

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

We have incurred significant losses and negative cash flows from operations since our inception. We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba Enterprise Learning and providing related services. Over the longer term, we expect to derive revenues from new products such as Saba Enterprise Performance and related services. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2005, we had $4.3 million of purchased intangible assets to be amortized as a result of our May 2005 acquisition of THINQ Learning Solutions, Inc., and our remaining goodwill balance was $15.2 million. As a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

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

These acquisitions could result in the use of significant amounts of cash, the incurrence of debt, or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2005, our remaining goodwill balance was $15.2 million. Acquisitions that we complete expose us to numerous risks, including:

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

We are subject to several additional risks due to our recently announced agreement to acquire Centra Software, Inc., including possible future dilution of earnings per share, depressed stock price, unsuccessful integration, loss of key employees, customer and employee uncertainty and incurrence of significant costs.

On October 6, 2005 we announced that we had signed a definitive agreement to acquire Centra Software, Inc. for a combination of our common stock and cash. Centra provides software and services for online learning and training and enables groups to work faster and more effectively by automating critical learning and training initiatives online through virtual classrooms, online meetings and Web conferences. The merger transaction has been approved by the Boards of Directors of both companies but is subject to stockholder approval and other customary closing conditions. Once approved, the consideration to be received by the stockholders of Centra will be $0.663 per share in cash and 0.354 per share in Saba common stock for each share of Centra common stock held. The total estimated purchase price for Centra of approximately $58.3 million will consist of (i) approximately $19.1 million in cash, (ii) $37.3 million in Saba’s common stock (assuming the issuance of approximately 10.2 million shares of Saba common stock to Centra stockholders), and (iii) acquisition related expenses of approximately $1.8 million, consisting primarily of fees due to financial advisors and other professionals. The number of shares of our common stock that we will be obligated to issue in the merger is expected to equal approximately 36% of our common stock outstanding before the merger.

On November 14, 2005, together with Centra, we filed a joint proxy statement/prospectus on Form S-4 with the SEC in connection with the proposed merger, which was declared effective by the SEC on December 19, 2005. Investors and security holders are urged to read the joint proxy statement/prospectus and any other relevant documents filed with the SEC because they contain important information regarding us, Centra, and the proposed merger. Investors and security holders will be able to obtain a copy of the joint proxy statement/prospectus and other documents filed by us and Centra with the SEC free of charge at the website maintained by the SEC at http://www.sec.gov. Separate special meetings of stockholders of both Saba and Centra are expected to be held on January 26, 2006 to vote upon the proposed merger. The closing of the merger is expected to occur during the third quarter of our fiscal year ending May 31, 2006.

Completion of the merger may result in dilution of future earnings per share to our stockholders.

The completion of the merger may not result in improved earnings per share for us or a financial condition superior to that which would have been achieved by us on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we does not foresee. In addition, some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of earnings per share for us as compared to the earnings per share that would have been achieved by us if the merger had not occurred.

Sales of substantial amounts of our common stock in the open market by Centra stockholders could depress our stock price.

Other than shares held by affiliates of Centra or us, shares of our common stock that are issued to stockholders of Centra will be freely tradable by the stockholders of Centra without restrictions or further registration under the Securities Act. If the merger with Centra closes and if Centra’s stockholders sell substantial amounts of our common stock in the public market following the merger, the market price of our common stock may decrease substantially.

If we and Centra are not successful in integrating their organizations, the anticipated benefits of the merger may not be realized.

Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of us and Centra. We cannot assure that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner;

•	persuading our and Centra’s employees that Centra’s business cultures are compatible and retaining the combined company’s key personnel;

•	realizing anticipated cost synergies within the expected time period;

•	maintaining the dedication of our and Centra’s management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining our and Centra’s management’s ability to focus on anticipating, responding to or utilizing changing technologies in our and Centra’s industry;

•	maintaining our and Centra’s key supplier relationships; and

•	competing with the introduction of new, disruptive technologies to the marketplace which could reduce our and Centra’s market share prior to the successful integration of the two companies.

In addition, after the merger, we intend to more tightly integrate Centra’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of Centra and the revenue and operating income of our businesses that are collaborating with Centra to fluctuate and fail to meet expectations.

It is not certain that we and Centra can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. In addition, we cannot assure that there will not be substantial unanticipated costs associated with the integration process, that integration activities will not result in a decrease in revenues or a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.

If we are unable to successfully integrate Centra, or if the benefits of the merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Failure to retain key employees could diminish the benefits of the merger.

The successful combination of us and Centra will depend in part on the retention of key personnel. We have entered into employment agreements with three of Centra’s officers, Richard Cramer, John Walsh and Michelle Caggiano. However, there can be no assurance that we will be able to retain Centra’s key personnel, or that we will realize the anticipated benefits of the merger in any event.

Customer and employee uncertainty related to the merger could harm the combined company.

Customers of us or Centra may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by us or Centra’s customers could seriously harm the business of the combined company. Similarly, we and Centra employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company.

We and Centra expect to incur significant costs associated with the merger.

We and Centra estimate that they will incur direct transaction costs of approximately $3.7 million associated with the merger which will be capitalized as part of the overall purchase cost. We and Centra believe the combined entity may incur charges to operations, which are not reasonably capable of estimation at this time, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

If the merger is not completed, our and Centra’s stock prices and future business and operations could be harmed.

If the merger is not completed, we and Centra may be subject to the following material risks, among others:

•	the prices of our and Centra common stock may change to the extent that the current market prices of our and Centra common stock reflect an assumption that the merger will be completed;
•	our and Centra’s costs related to the merger, such as legal, accounting and some of the fees of their financial advisors, must be paid even if the merger is not completed; and
•	under some circumstances (more fully described under the heading, “Terms of the Merger Agreement--Expenses; Payment of Termination Fees” on page 85 of the joint proxy statement/prospectus), we may be required to pay Centra a termination fee of $1,798,625 if the merger agreement is terminated by Centra under certain circumstances and Centra may be required to pay us a termination fee of $1,798,625 if the merger agreement is terminated by us under certain circumstances.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing this assessment. Depending on our market capitalization on November 30, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act for either the fiscal year ending May 31, 2007 or May 31, 2008. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been subject to an intellectual property action. In our market, one company initiated patent infringement actions against us and at least four other companies in 2002 . In September 2003, we settled the action against us and recorded a charge of $1.7 million. We have paid all amounts due under this settlement. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating the company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In addition, agreements with our customers typically include indemnity provisions requiring us to hold these customers harmless against specified losses arising from third party claims that our products infringe the intellectual property rights of such other third parties. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to the unique facts and circumstances that are likely to be involved in each particular claim.

In addition, we may be negatively affected by litigation that Centra is subject to. Centra has publicly disclosed that on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin Centra from continuing to sell its products, as well as unspecified compensatory damages. Although Centra believes it has meritorious defenses and intends to vigorously defend this action, it can give no assurance that it will be able to achieve a satisfactory outcome. Also, on December 9, 2005, Centra received a letter from Acacia Technologies Group claiming that Acacia’s subsidiary TechSearch LLC owns the rights to license and enforce U.S. Patent No. 5,119, 319 (the “‘319 Patent”) relating to video communications systems having full-duplex capability. The letter alleges that Centra’s Centra Live Software (to conduct conferencing services) infringes upon the ‘319 Patent. Centra is evaluating Acacia’s claim, which is in the very early stages. Centra does not believe that it has infringed upon any Acacia patents; however, there can be no assurance that the ultimate resolution of this claim will not have a material adverse effect on the business or financial condition of Centra or the combined company, if and when the merger between Saba and Centra is consummated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. Since August 2002, Saba has maintained a credit facility with a bank. The current credit facility grants Saba access to a revolving line of credit of $250,000, a new equipment term loan of up to $500,000 and a new term loan of up to $4.5 million. Borrowings on the revolving line of credit and new equipment term loan credit facilities may be made through March 2006.

On November 10, 2005, the Company amended the credit facility with the bank. The amended credit facility requires the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from December 1, 2005 through May 31, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005 (d) $9 million at any time during the period from June 1, 2006 through May 31, 2007, and (e) $7.5 million for any date thereafter.

As of November 30, 2005, Saba had no outstanding borrowings under the revolving line of credit and was in compliance with all of the covenants related to this credit facility. On January 13, 2006, the Company further amended the credit facility to require the Company to maintain a minimum balance of unrestricted cash and cash equivalents of (a) $11 million as of any fiscal quarter end through May 31, 2006, (b) $10 million for any date that is not a fiscal quarter from May 5, 2005 through September 15, 2005 and from March 1, 2006 through May 30, 2006, (c) $8 million for any date that is not a fiscal quarter end from September 16, 2005 through November 29, 2005, (d) $7.5 million for any date that is not a fiscal quarter end from December 1, 2005 through February 27, 2006 (e) $9 million at any time during the period from May 31, 2006 through May 30, 2007, and (f) $7.5 million for any date thereafter.

Saba has and expects to continue to comply with the end of quarter cash covenants included in the credit facility. However, because of the variability in timing of accounts payable and accounts receivable within a quarter, the amendments to the credit facility have been and may continue to be necessary for Saba to remain compliant with the intra-quarter cash covenants. As a result of this intra-quarter variability, in the next twelve months Saba may not be compliant with the intra-quarter cash covenant and as a result, all outstanding amounts payable under the credit facility have been classified as a current liability in the accompanying balance sheet.

At November 30, 2005, we had cash and cash equivalents totaling $13.7 million. Of this amount, approximately $2.3 million was invested in money market accounts bearing variable interest rates of between .75% and 3.8%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A  1/2% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended November 30, 2005, our total realized and unrealized losses due to movements in foreign currencies was $76,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2005, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

ITEM 1A. RISK FACTORS

The Risk Factors section may be found in the section titled “Factors that May Impact Future Operating Results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders at the company headquarters on November 3, 2005. Of the 17,946,629 shares outstanding as of the record date, 13,361,763 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. To elect the following Class II director to serve for terms ending upon the 2008 Annual Meeting of Stockholders or until their successors are duly elected or appointed:

	FOR	WITHHELD
Bobby Yazdani	13,307,487	54,276

By virtue of the results of the vote above, Bobby Yazdani was elected to continue as a director of Saba. The terms of the following directors continued after the meeting: Joe E. Kiani, Clifton T. Weatherford, Douglas C. Allred, Larry D. Lenihan, Jr. and Michael J. Moritz.

b. To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending May 31, 2006:

FOR	AGAINST	ABSTAIN
13,285,792	52,867	23,104

ITEM 5. OTHER INFORMATION

On January 13, 2006, the Company entered into Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated as of January 13, 2006 by and between the Company and Silicon Valley Bank. The Amendment amended the minimum balance of unrestricted cash and cash equivalents in our outstanding credit facility. See Exhibit 10.3, Amendment No. 6, Amended and Restated Loan and Security Agreement, dated as of January 13, 2006 by and between the Company and Silicon Valley Bank. There is no material relationship between us and Silicon Valley Bank other than the credit facility.

ITEM 6. EXHIBITS

a. Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 13, 2006	By:	/s/ Bobby Yazdani
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Peter E. Williams III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1 (1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2 (2)	Agreement and Plan of Reogranization, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company, Spruce Acquisition, LLS, a Delaware limited liability company that is a wholly-owned subsidiary of the Company and Centra Software, Inc., dated as of October 5, 2005.

3.1 (3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Letter agreement between Mark D. Frost and the Company, dated September 1, 2005.

10.2(8)	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated as of November 10, 2005 by and between the Company and Silicon Valley Bank.

10.3	Amendment No. 6, Amended and Restated Loan and Security Agreement dated as of January 13, 2006, by and between the Company and Silicon Valley Bank.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the period ended February 28, 2005, previously filed with the SEC.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(4)	Incorporated by reference to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.
(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2004, previously filed with the SEC.
(7)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the period ended August 31, 2005, previously filed with the SEC.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2005.