Form 10-Q
period 2006-02-28
SABA SOFTWARE INC
filed 2006-04-14
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 31, 2006 28,471,731 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED February 28, 2006

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2006	May 31, 2005 *
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$23,643	$15,408
Restricted cash	540	140
Accounts receivable, net	18,233	15,187
Prepaid expenses and other current assets	3,407	1,543

Total current assets	45,823	32,278

Property and equipment, net	1,948	874
Goodwill	36,816	15,164
Purchased intangible assets, net	21,464	4,993
Other assets	1,060	990

Total assets	$107,111	$54,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,953	$4,975
Accrued compensation and related expenses	5,931	2,969
Accrued expenses	5,666	4,529
Deferred revenue	22,808	12,406
Current portion of debt and lease obligations	2,570	2,300

Total current liabilities	43,928	27,179

Deferred revenue	426	51
Accrued rent	2,802	2,839
Long-term debt and lease obligations (see Note 5)	4,333	3,396

Total liabilities	51,489	33,465
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value; 5,000,000 authorized shares, none issued or outstanding	—	—
Common stock: $0.001 par value; 50,000,000 shares authorized and 28,432,981shares issued and outstanding at February 28, 2006 and 17,884,250 shares issued and outstanding at May 31, 2005	84	73
Additional paid-in capital	247,942	209,566
Treasury stock: 102,997 shares held at February 28, 2006 and at May 31, 2005, at cost	(232)	(232)
Accumulated deficit	(191,863)	(188,428)
Accumulated other comprehensive loss	(309)	(145)

Total stockholders’ equity	55,622	20,834

Total liabilities and stockholders’ equity	$107,111	$54,299

*	The Balance Sheet as of May 31, 2005 has been derived from the audited financial statements at that date.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Revenues:
License	$6,019	$3,758	$14,539	$9,598
License updates and product support	5,170	3,381	14,194	9,886
OnDemand	1,510	423	3,046	1,158
Professional services	5,547	2,976	16,328	9,546

Total revenues	18,246	10,538	48,107	30,188
Cost of revenues:
Cost of license	240	43	533	219
Cost of license updates and product support	1,084	472	2,971	1,445
Cost of OnDemand	624	168	1,441	554
Cost of professional services	4,020	2,255	11,863	7,055
Amortization of acquired developed technology	98	—	98	2

Total cost of revenues	6,066	2,938	16,906	9,275

Gross Profit	12,180	7,600	31,201	20,913

Operating expenses:
Research and development	3,488	2,417	9,072	7,197
Sales and marketing	7,252	4,309	18,815	12,775
General and administrative	2,093	1,228	4,862	3,544
In-process research and development	760	—	760	—
Amortization of purchased intangible assets	325	—	665	—

Total operating expenses	13,918	7,954	34,174	23,516

Loss from operations	(1,738)	(354)	(2,973)	(2,603)
Interest income (expense) and other, net	(140)	(73)	(362)	(101)

Loss before provision for income taxes	(1,878)	(427)	(3,335)	(2,704)
Provision for income taxes	(66)	(58)	(100)	(140)

Net loss	$(1,944)	$(485)	$(3,435)	$(2,844)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.18)

Shares used in computing basic and diluted net loss per share	20,674	16,146	18,490	15,419

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	February 28, 2006	February 28, 2005
Operating activities:
Net loss	$(3,435)	$(2,844)

Adjustments to reconcile net loss to net provide by (cash used) in operating activities:
Depreciation and amortization of property and equipment	432	710
Gain on sale of fixed assets		(1)
Amortization of acquired developed technology and purchased intangible assets	849	2
In-process research and development	760	—
Changes in operating assets and liabilities:
Accounts receivable	1,123	(2,361)
Prepaid expenses and other current assets	195	(106)
Other assets	307	46
Accounts payable	433	(634)
Accrued expenses	(4,315)	(1,162)
Accrued rent	(39)	74
Deferred revenue	3,953	61

Net cash provided by (used in) operating activities	263	(6,215)

Investing activities:
Proceeds from redemptions and maturities of short-term investments		150
Proceeds from sale of property and equipment	24	1
Purchases of property and equipment	(601)	(380)
Cost of acquisition, net of cash acquired	8,329

Net cash provided by (used in) investing activities	7,752	(229)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	567	295
Proceeds from issuance of common stock in private placement, net of issuance costs		8,669
Borrowings, net of issuance costs	6,500	304
Repayments on borrowings under the credit facility	(6,787)	(4,027)
Repayments on note payable	(60)	(52)
Principal payments under capital lease obligations	—	(11)

Net cash provided by financing activities	220	5,178

Increase (decrease) in cash and cash equivalents	8,235	(1,266)
Cash and cash equivalents, beginning of period	15,408	16,628

Cash and cash equivalents, end of period	$23,643	$15,362

Supplemental disclosure of non-cash transactions:
Common stock issued for acquisitions	37,820	8,718

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saba Software, Inc. and its wholly owned subsidiaries (“Saba” or the “Company”) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state Saba’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2005. The results of operations for the three and nine months ended February 28, 2006 are not necessarily indicative of results for the entire fiscal year ending May 31, 2006 or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated balance sheet at May 31, 2005 has been derived from the audited financial statements at that date.

2. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share excludes any dilutive effects of stock options as well as any contingently issuable shares. (Contingently issuable shares are shares that would be issuable if the end of the reporting period were the end of the contingency period.) For all periods presented, diluted net loss per share excludes shares of potential common stock since the effect is anti-dilutive.

The calculations of basic and diluted net loss per share are as follows (in thousands):

	Three months ended		Nine months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net loss	$(1,944)	$(485)	$(3,435)	$(2,844)

Weighted-average shares of common stock outstanding	20,674	16,146	18,490	15,421
Weighted-average shares of common stock subject to repurchase	—	—	—	(2)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	20,674	16,146	18,490	15,419

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.18)

3. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented (in thousands):

	Three months ended		Nine months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net loss	$(1,944)	$(485)	$(3,435)	$(2,844)
Foreign currency translation gain (loss)	2	13	(163)	49

Comprehensive loss	$(1,942)	$(472)	$(3,598)	$(2,795)

4. Goodwill and Purchased Intangible Assets

Business Combinations

Fiscal 2006 Acquisition

On January 31, 2006, Saba acquired Centra Software, Inc. (“Centra”), a leading provider of software and services for online learning and training. As part of Saba’s strategy to establish itself as the market leader in the enterprise learning software industry, Saba acquired Centra to leverage the Company’s collaborative learning offering in order to provide the industry’s first complete enterprise learning solution.

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company for the period February 1, 2006 through February 28, 2006. The total preliminary purchase price is $62.3 million, including acquisition-related transaction costs, and is comprised of (in thousands):

Saba common stock (10.4 million shares valued at $3.65)	$37,820
Cash	19,403
Acquisition transaction costs	5,037

Total preliminary purchase price	$62,260

Acquisition-related transaction costs include our estimate of legal and accounting fees and other external costs directly related to the Centra acquisition. The Saba common stock was valued based on the average closing sales price on the Nasdaq National Market from two days before and two days after the announcement date of the transaction, October 6, 2005.

Under business combination accounting, the total preliminary purchase price was allocated to Centra’s net tangible and identifiable intangible assets based on their estimated fair values as of January 31, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill. Based upon a preliminary valuation, the total preliminary purchase price was allocated as follows (in thousands):

		Estimated Useful Lives
Cash	27,731	—
Accounts receivable	4,333	—
Prepaid expenses	2,060	—
Property and equipment	928	—
Core technology	5,890	5 years
Customer relationships	10,170	6 years
Tradenames	820	5 years
Customer backlog	440	3 years
In-process research and development	760	—
Goodwill	21,948	—
Other assets	481	—
Accounts payable	(1,545)	—
Deferred revenue	(6,824)	—
Accrued expenses	(3,667)	—
Short and long-term debt	(702)	—
Other long-term liabilities	(563)	—

Total preliminary purchase price	$62,260

The preliminary allocation of the purchase price was based upon a preliminary estimated fair value of developed core technology, customer relationships, tradenames, customer backlog and in-process research and development, and was determined by management with the assistance of a third-party valuation. Our estimates and assumptions are subject to change upon the finalization of the valuation. In performing the preliminary purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Centra’s products, among other factors. In addition to identifiable intangible assets, the Company also purchased certain technologies being developed by Centra at the time of the acquisition, which is commonly referred to as In-Process Research and Development (“IPR&D”). The IPR&D acquired primarily related to Centra’s products designed specifically for online business communication, collaboration and learning. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, the Company recorded a $760,000 expense under the heading in-process research and development in the accompanying consolidated statements of operations during the third quarter of fiscal 2006.

The Company determined the fair values of identifiable intangible assets and the IPR&D using the “income” valuation approach with discount rates ranging from 18% to 23%. The discount rates selected were based in part on considerations of the rate of return implied by the purchase price and the risk associated with achieving forecasted cash flows for Centra. Further, the Company also considered risks associated with achieving anticipated levels of market penetration, the successful completion of its research and development efforts and risks related to the impact of potential changes in future target markets.

The primary areas of the purchase price allocation that are not yet finalized to certain legal matters. If information becomes available to the Company prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

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

Net tangible assets were valued at their respective carrying amounts, except for deferred revenues that were written down to amounts that approximate their current fair values. Deferred revenues were reduced by $8.1 million to adjust deferred revenue to an amount equivalent to our legal obligation representing the estimated cost plus an appropriate profit margin to perform the services related to Centra’s software support and hosting contracts and performance of pre-paid professional services.

The unaudited pro forma financial information combines the historical results for Saba with the historical results for Centra for the three and nine months ended February 28, 2006, and are as follows:

(in thousands, except per share data)	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Total revenues	$26,707	$22,700	$76,099	$62,737
Net income (loss)	$891	$(5,388)	$(1,683)	$(22,078)
Basic and diluted net loss per share	$0.03	$(0.20)	$(0.06)	$(0.91)

Fiscal 2005 Acquisition

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise management solutions.

Under the terms of the merger agreement, the aggregate consideration paid by Saba was 1,700,000 shares of Saba common stock and cash of $100,000. The 1,700,000 shares are subject to a post-closing balance sheet adjustment. As of May 31, 2005, approximately 635,000 Saba shares were held in escrow in connection with this transaction, consisting of approximately 360,000 shares for stockholders indemnification obligations for general liability and approximately 275,000 shares for post-closing balance sheet adjustments including certain accounts receivable. As of February 28, 2006, Saba has claimed 134,389 shares from escrow and expects such shares will be cancelled in the fourth quarter of fiscal 2006. During the quarter ended August 31, 2005, Saba released 220,000 shares from escrow related to cash received on certain accounts receivable. In addition, up to an additional 100,000 shares of Saba common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform. These shares, if issued, will be accounted for in the periods in which they are earned.

The THINQ acquisition was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of May 5, 2005. The total preliminary purchase price was $9.3 million, including acquisition-related transaction costs.

The preliminary allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to change upon the finalization of the valuation. We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. The primary area of the purchase price allocation that is not yet finalized relates to income taxes related to certain of our acquired foreign subsidiaries. If information becomes available to Saba prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such liability will be included in the final purchase price allocation and goodwill will be increased.

Summary of Purchased Intangible Assets and Goodwill

Purchased intangible assets and accumulated amortization consisted of the following (in thousands):

	February 28, 2006	May 31, 2005
Core technology	$5,890	$—
Customer relationships	14,920	4,750
Tradenames	820	—
Customer backlog	740	300

Total purchased intangible assets	$22,370	$5,050
Accumulated amortization	906	57

Purchased intangible assets, net	$21,464	$4,993

The change in the carrying amount of goodwill was as follows (in thousands):

	February 28, 2006	May 31, 2005
Balance, beginning of year	$15,164	$5,288
Goodwill acquired during the year	21,948	9,876
Goodwill adjustments relating to prior year acquisitions	(296)	—

Balance at end of period	$36,816	$15,164

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. During the three months ended February 28, 2006, $18.1 million of intangible assets were added in connection with the acquisition of Centra. There were no additions to intangible assets during the nine months ended February 28, 2006 related to the acquisition of THINQ.

The estimated future amortization expense of purchased intangible assets at February 28, 2006 is presented in thousands below.

Fourth quarter of fiscal year 2006	$991
Fiscal year 2007	3,963
Fiscal year 2008	3,955
Fiscal year 2009	3,813
Fiscal year 2010	3,715
Thereafter	5,027

Total	$21,464

5. Credit Facility

On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility replaces the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of February 28, 2006, the Company had borrowings on the credit facility of $6.5 million.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. As of February 28, 2006, the Company was in compliance with all covenants. If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated, and the bank may be able to foreclose on any collateral provided by the Company.

6. Restructuring

During fiscal 2004 and prior years, Saba implemented restructuring programs to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” while the restructuring programs during fiscal 2003 and fiscal 2002 were implemented under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The restructuring programs included worldwide workforce reductions across all functions and consolidation of excess facilities. Workforce reduction charges consisted primarily of severance and fringe benefits. A summary of the movements on the restructuring accrual during the nine months ended February 28, 2006 is outlined as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2005	$22	$251	$273
Deductions – cash payments	(22)	(205)	(227)

Accrual as February 28, 2006	$—	$46	$46

Amounts related to the excess facility charge will be paid over the remaining lease periods through the end of fiscal 2006.

Fiscal 2006 Centra Restructuring Plan

As part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure. Total restructuring costs associated with exiting activities of Centra at January 31, 2006 were approximately $2.0 million. These costs were accrued as part of the Centra preliminary puchase price allocation. The following table reflects post-acquisition payments during the period ended February 28, 2006:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of January 31, 2006	$1,415	$559	$1,974
Deductions – cash payments	(186)	—	(186)

Accrual as of February 28, 2006	$1,229	$559	$1,788

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

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net loss	$(1,944)	$(485)	$(3,435)	$(2,844)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,052)	(1,724)	(2,992)	(6,390)

Pro forma net loss	$(2,996)	$(2,209)	$(6,427)	$(9,234)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.18)
Pro forma basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.35)	$(0.60)
Shares used in calculating basic and diluted net loss per share	20,674	16,146	18,490	15,419

The value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model was calculated using the assumptions in the following table:

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Employee Options
Dividend yield	0%	0%	0%	0%
Volatility	1.25	1.31	1.27	1.31
Risk free rate of interest	4.69%	3.91%	4.32%	3.91%
Expected lives of options (in years)	2.45	2.24	2.38	2.24

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Employee Stock Purchase Plan
Dividend yield	0%	0%	0%	0%
Volatility	.94	.76	.94	.76
Risk free rate of interest	4.69%	2.13%	4.32%	2.13%
Expected lives of purchase option (in years)	.5	.5	.5	.5

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

During the third quarter of fiscal 2006, no customers accounted for more than 10% of our revenue. No customer had an account receivable balance of 10% or greater of our total accounts receivable balance as of February 28, 2006.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Centra, certain of its former and current officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-reference action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Saba plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. Saba believes that it has meritorious defenses and Saba intends to vigorously defend this action.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2005 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

Forward-looking statements include:

(i) in Part I, Item 1,

•	statements regarding future amortization related to intangible assets,

•	statements regarding workforce reduction payments and payments related to the excess facility charge,

•	statements regarding the resolution and effect of pending litigation,

(ii) in Part I, Item 2,

•	statements regarding our acquisition of Centra continuing to strengthen our competitive position in the human capital management market and allowing us to broaden and deepen our product offerings,

•	statements regarding our customer base and our global reach and resources resulting from the acquisition of Centra,

•	statements regarding our expectation that the Centra product lines and our Saba Performance product will generate a larger percentage of our license sales,

•	statements regarding our expectation that the OnDemand line of revenue will become a larger percentage of our total revenue,

•	statements regarding our expectation that license updates and product support revenue will increase,

•	statements regarding the effects of the THINQ acquisition,

•	statements regarding our anticipation that we will continue to experience long sales cycles,

•	statements regarding our expectation that we will derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (HCM) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra,

•	statements regarding our expectation that we will increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems,

•	statements regarding our intention to more tightly integrate Centra’s products and intellectual property with our products and intellectual property,

•	statements regarding continued investment in areas that we believe accelerate growth,

•	statements regarding our intention to continue to expand our international presence,

•	statements regarding our expectation to continue to acquire complementary businesses or technologies,

•	statements regarding our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	statements regarding our belief that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months,

•	statements regarding the adequacy of our tax provision,

•	statements regarding future restructuring changes,

•	statements regarding Saba’s contractual obligations and commitments,

(iii) in Part I, Item 3,

•	statements regarding our belief that an unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements, and

(iv) in Part II, Item 1,

•	statements regarding the resolution and effect of pending litigation.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are unanticipated difficulties and costs in integrating Centra with us, incorrect estimates or assumptions, unanticipated adverse results for pending litigation, contraction of the economy and world markets, lack of demand for information technologies from our customers, requirements for increased spending in research and development, unanticipated need for capital for operations, lack of demand for our products, inability to introduce new products and the factors detailed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies and Estimates;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Risk Factors.

OVERVIEW OF OUR BUSINESS AND INDUSTRY

Business, Principal Products, and Locations

We are a leading provider of human capital management solutions, which are designed to increase organizational performance through the implementation of a management system for aligning goals, developing and motivating people and measuring results. Our solutions can help large enterprises align their workforce around their business objectives, efficiently manage regulatory compliance, increase sales and channel readiness, accelerate time-to-competency of people across the extended enterprise, increase speed of customer acquisition, decrease time-to-market for new products and increase visibility into organizational performance.

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. In April 1998, we shipped our first Saba Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees. In August 2003, we shipped our generally available version of Saba Performance products.

On May 5, 2005, we completed the acquisition of THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise learning management solutions which allowed us to expand our customer base and provided greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

On January 31, 2006, we completed the acquisition of Centra Software, Inc (“Centra”), a provider of online learning and training software and services. Under the terms of the merger agreement, each share of Centra common stock held by Centra stockholders was converted into the right to receive (a) 0.354 of a share of Saba common stock and (b) $0.663 in cash. The aggregate consideration paid by us was approximately 10.4 million shares of common stock and approximately $19.4 million of cash. Assets acquired and liabilities assumed in the acquisition were recorded at their fair values as of February 1, 2006. The total preliminary purchase price, including acquisition-related transaction costs, was $62.3 million. We believe our acquisition of Centra continues to strengthen our competitive position in the human capital management market and allows us to broaden and deepen our product offerings. In addition, as a result of the acquisition our customer base is substantially larger and we have enhanced our global reach and resources, allowing us to better serve our customers.

Our revenues are derived from the sale of licenses of our software products, our OnDemand offerings, license updates and product support and professional services.

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. Going forward, we expect the Centra product lines and our Saba Performance product to generate a larger percentage of our license sales. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

On Demand

OnDemand revenue includes revenue derived from subscription-based managed application services. These services are generally provided pursuant to annual agreements and the associated revenue is recognized ratably over the term of the agreement. With the acquisition of Centra, we believe that this line of revenue will become a larger percentage of our total revenue.

License Updates and Product Support

License updates and product support includes the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Accordingly, our license updates and product support revenue depends upon both on our sale of additional software licenses and annual renewals of existing license updates and product support agreements. In addition, we expect license updates and product support revenue to increase due to our expanded customer base resulting from the Centra acquisition. As a result of the Centra acquisition, we recorded adjustments totaling $4.7 million to reduce the Centra’s license updates and product support obligations to the estimated fair value at the date of acquisition. As former Centra customers renew their license updates and product support contracts, we will recognize the full value of the license updates and product support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

We believe that license updates and product support revenue will continue to grow as we anticipate that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase product support.

Professional Services

Our professional services business consists of consulting, education and learning services. Consulting and education services are typically initiated and provided to customers that license software directly from us over a period of time from three to nine months after licensing the software. Accordingly, our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine-month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software upgrade. Although we provide consulting services on a time and materials basis, a significant portion of these services is provided on a fixed fee basis. Learning services are less dependent than consulting and education services on the sale of our licenses. Learning services present additional opportunities that arise at different times throughout a customer life cycle.

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Significant Trends and Developments in Our Business

Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and throughout fiscal 2005 and the first three quarters of fiscal 2006. Despite these recent improvements in macro-economic trends, we believe many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software. We attribute this continued level of depressed spending on enterprise software to customers’ concerns regarding the sustainability of the current economic recovery and the current geopolitical environment.

In order to achieve profitability, we will need to generate significantly higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, general economic conditions and the successful integration of Centra. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and to manage expenses to align our operations and cost structure with market conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

-	persuasive evidence of an arrangement exists;
-	delivery has occurred;
-	the fee is fixed or determinable; and
-	collection is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we do not recognize revenue from resellers until the end-user has been identified. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months, and revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under SAB 104, Revenue Recognition. Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangements involving licenses, we recognize revenue in accordance with SOP 97-2, Software Revenue Recognition.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $18.2 million at February 28, 2006. The allowance for doubtful accounts, which totaled $324,000 at February 28, 2006, is based on our assessment of the collectibility of specific customer balances and the aging of the accounts receivable. If there is a deterioration of a significant customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” and accordingly, we do not amortize goodwill. We have evaluated our purchased intangible assets and determined that all such assets have determinable lives. Our goodwill balance at February 28, 2006 was $31.5 million, including $21.9 million and $9.9 million, respectively, recorded as a result of our acquisitions of Centra and THINQ. Amortization of purchased intangible assets was $1.1 million and $1.4 million for the three and nine-month periods ended February 28, 2006 and zero amortization for the same periods in the prior fiscal year. As of February 28, 2006, our net purchased intangible assets balance was $21.5 million of which $17.1 million relates to the Centra acquisition and $4.4 million which relates to the THINQ acquisition.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually, or on an interim basis if circumstances dictate. Any reduction of enterprise fair value to an amount below the recorded amount of stockholders’ equity could require us to write down the value of goodwill and record an expense for an impairment loss.

Restructuring costs. The total accrued restructuring balance as of February 28, 2006 was $1.8 million, which was comprised of severance and facilities-related charges. The assumptions we have made related to the facilities charges are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

Revenues ($ in thousands)

	Three months ended February 28, 2006	Percent of Total Revenue	Three months ended February 28, 2005	Percent of Total Revenue
Revenues
License	$6,019	33	$3,758	36
License updates and product support	5,170	28	3,381	32
OnDemand	1,510	9	423	4
Professional services	5,547	30	2,976	28

Total revenues	$18,246	100	$10,538	100

	Nine months ended February 28, 2006	Percent of Total Revenue	Nine months ended February 28, 2005	Percent of Total Revenue
Revenues
License	$14,539	30	$9,598	32
License updates and product support	14,194	30	9,886	32
OnDemand	3,046	6	1,158	4
Professional services	16,328	34	9,546	32

Total revenues	$48,107	100	$30,188	100

Total Revenues. Total revenues increased by $7.7 million or 73% during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Total revenues increased by $17.9 million or 59% during the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.

As a percentage of total revenues, revenues from customers outside the United States represented 22% for the three months ended February 28, 2006 and 36% for the three months ended February 28, 2005. As a percentage of total revenues, revenues from customers outside the United States represented 26% for the nine months ended February 28, 2006 and 39% for the nine months ended February 28, 2005. During the three months and nine months ended February 28, 2006 and 2005, no customer represented more than 10% of our total revenues.

License Revenue. License revenue increased by $2.2 million, or 60% during the three months ended February 28, 2006 compared to the three months ended February 28, 2005. License revenue increased by $4.9 million, or 52%, during the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005. The increases in license revenue during the three and nine month periods ended February 28, 2006 compared to the same periods in the prior fiscal year were the result of increased sales activity in Saba’s Human Capital Management products and the inclusion of one month of sales of licenses of Centra’s products.

License Updates and Product Support Revenue. License updates and product support revenue increased by 53%, or $1.8 million, during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. License updates and product support revenue increased by 44%, or $4.3, million during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The increases in license updates and product support revenue during the three and nine month periods ending February 28, 2006 when compared to the same periods in the prior fiscal year were attributable primarily to continued growth in our installed customer base, both organically as well as from customers acquired in the THINQ acquisition that renewed license updates and product support in the periods, a slight increase in the maintenance fees in fiscal 2006 when compared to that of fiscal 2005, and the inclusion of one month of Centra’s operations.

OnDemand Revenue. OnDemand revenue increased by $1.1 million or 257%, during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. OnDemand revenue increased by $1.9 million or 163%, during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The increases in OnDemand revenue during the three and nine months ended February 28, 2006 when compared to the same periods in the prior fiscal year were attributable to increased customer demand for these offerings from both existing and new customers, as well as the inclusion of one month of Centra’s OnDemand business.

Professional Services Revenue. Professional services revenue increased by 86%, or $2.6 million, during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. Professional services revenue increased by 71%, or $6.8 million, during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The increases in professional services revenue during the three and nine months ended February 28, 2006 over the same periods in the prior fiscal year were primarily attributable to an increase in consulting services related to increased license sales in prior periods, consulting services provided to an expanded customer base resulting from the THINQ acquisition, consulting services provided in connection with the migration of existing Saba and THINQ customers to Saba’s most current release and the inclusion of one month of Centra’s professional services business.

Cost of Revenues

($ in thousands)

	Three months ended
	February 28, 2006	Margin Percent	February 28, 2005	Margin Percent
Cost of revenues:
Cost of license	$240	96%	$43	99%
Cost of license updates and product support	1,084	79%	472	86%
Cost of OnDemand	624	59%	168	60%
Cost of professional services	4,020	27%	2,255	24%
Amortization of acquired developed technology	98		—

Total cost of revenues	$6,066	67%	$2,938	72%

	Nine months ended
	February 28, 2006	Margin Percent	February 28, 2005	Margin Percent
Cost of revenues:
Cost of license	$533	96%	$219	98%
Cost of license updates and product support	2,971	79%	1,445	85%
Cost of OnDemand	1,441	53%	554	52%
Cost of professional services	11,863	27%	7,055	26%
Amortization of acquired developed technology	98		2

Total cost of revenues	$16,906	65%	$9,275	69%

Total cost of revenues. Total cost of revenues increased by $3.1 million or 106% for the three months ended February 28, 2006 compared to the same three month period in fiscal 2005. Total cost of revenues increased by $7.6 million or 82% for the nine months ended February 28, 2006 compared to the same nine month period in fiscal 2005.

Cost of License Revenue. Our cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue increased $0.2 million in the third quarter of fiscal 2006 compared to the same period in fiscal 2005. Cost of license revenue increased $0.3 million in the first nine months of fiscal 2006 compared to the same period in fiscal 2005. The increase in dollars and the reduction in margin percent was due to an increase in third party royalty costs in the 2006 periods when compared to the third party royalty costs in the 2005 periods, primarily due to increased sales of a third party product to existing THINQ customers.

Cost of License Updates and Product Support Revenue. Our cost of license updates and product support revenue includes salaries and related expenses for our license update and product support organization. Cost of license updates and product support revenue increased $0.6 million during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. Cost of license updates and product support revenue increased $1.5 million in the first nine months of fiscal 2006 compared to the same period in fiscal 2005. The dollar increases and deterioration in the margin percents were primarily the result of license update and product support contracts assumed in the THINQ and Centra acquisitions for which we incurred costs to provide the contracted services without all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as additional investment in our license update and product support organization to support our growing customer base.

Cost of OnDemand Revenue. Our cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings, as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $0.5 million during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. Cost of OnDemand revenue increased by $0.9 million during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The dollar increases in cost of OnDemand revenue during the three and nine month periods ended February 28, 2006 as compared to the same periods in the prior fiscal year relate primarily to the additional hosting fees and depreciation charges required to generate this revenue.

Cost of Professional Services Revenue. Our cost of professional services revenue includes salaries and related expenses for our professional services organizations, as well as third-party subcontractors and billed expenses. Cost of professional services revenue increased by $1.8 million during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. Cost of professional services revenue increased by $4.8 million during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The dollar increase in the cost of professional services from 2005 to 2006 relates to the addition of headcount and third party contractors required to drive the increased revenue and to meet our customer demands.

Amortization of Acquired Developed Technology. The cost of revenues for the three and nine months ended February 28, 2006 included amortization of acquired developed technology of $98,000. This amortization resulted from our January 31, 2006 acquisition of Centra.

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

	Three months ended
$ in thousands	February 28, 2006	Percent of Total Revenue	February 28, 2005	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$3,488	19%	$2,417	23%
Sales and marketing	7,252	40%	4,309	41%
General and administrative	2,093	11%	1,228	12%
Amortization of purchased intangible assets	1,085	6%	—	—%

Total operating expenses	$13,918	76%	$7,954	76%

	Nine months ended
$ in thousands	February 28, 2006	Percent of Total Revenue	February 28, 2005	Percent of Total Revenue
Operating expenses:	(dollars in thousands)
Research and development	$9,072	19%	$7,197	24%
Sales and marketing	18,815	39%	12,775	42%
General and administrative	4,862	10%	3,544	12%
Amortization of purchased intangible assets	1,425	3%	—	—%

Total operating expenses	$34,174	71%	$23,516	78%

Research and development. Research and development expenses increased $1.1 million, or 44%, for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Research and development expenses increased $1.9 million, or 26%, for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005. The increases were primarily due to increases in costs to translate our software into foreign locales and other engineering services provided by third party consultants (approximately $290,000 in the three months ended February 28, 2006 and $811,000 in the nine months ended February 28, 2006) and an increase in employee related salary and benefits expenses (approximately $763,000 in the three months ended February 28, 2006 and $1.1 million in the nine months ended February 28, 2006). The increase of employee related salary and benefits expenses reflects the cost of personnel added as a result of the THINQ and Centra acquisitions.

Sales and marketing. Sales and marketing expenses increased $2.9 million, or 68%, for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Sales and marketing expenses increased $6.0 million, or 47%, for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005. The increases were primarily attributable to increases in employee salary and benefits expenses (approximately $2.3 million in the three months ended February 28, 2006 and $4.4 million in the nine months ended February 28, 2006) and travel related expenses (approximately $278,000 in the three months ended February 28, 2006 and $418,000 in the nine months ended February 28, 2006). In addition, during the nine months ended February 28, 2006, sales and marketing expenses also included an increase in recruiting fees of $485,000 and an increase in marketing related programs of $285,000. The increase in salary and benefits expenses reflect the cost of personnel added as a result of the THINQ and Centra acquisitions as well as higher commissions and bonuses attributable to increased revenues.

General and administrative. General and administrative expenses increased $865,000, or 70%, for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. General and administrative expenses increased $1,318,000, or 37%, for the nine months ended February 28, 2006, compared to the nine months ended February 28, 2005. The increases were due to increases in employee salary and benefits expenses (approximately $552,000 in the three months ended February 28, 2006 and $945,000 in the nine months ended February 28, 2006). In addition, outside service provider fees, which include accounting and legal, increased $360,000 during the three months ended February 28, 2006 and $620,000 during the nine months ended February 28, 2006 due primarily to post-acquisition services required as a result of the THINQ and Centra acquisitions, offset by a decrease in depreciation expense of $72,000 during the three months ended February 28, 2006 and $300,000 during the nine months ended February 28, 2006 as a result of certain depreciable assets reaching their full depreciable lives.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three and nine months ended February 28, 2006 is attributable to the intangible assets acquired as a result of the acquisitions of THINQ in May 2005 and Centra in January 2006.

Interest income (expense) and other, net. Interest income (expense) and other, net consists of interest income, interest expense and other non-operating expenses. Interest income (expense) increased by $67,000 in net expense for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. Interest income (expense) increased by $261,000 in net expense for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005. The increase in expense for both the three month and nine month periods is primarily attributable to an increase in foreign exchange losses, primarily in the UK and Australia, resulting from unfavorable fluctuations in foreign currency denominated payables as well as to an increase in interest expense as a result of the bank borrowings.

Provision for income taxes. From inception through February 28, 2006, we have incurred net losses for federal and state tax purposes. Income tax expense was $66,000 during the three months ended February 28, 2006 compared to $58,000 during the three months ended February 28, 2005. Income tax expense was $100,000 during the nine months ended February 28, 2006 compared to $140,000 during the nine months ended February 28, 2005. Income tax expense during all of these periods consists entirely of foreign tax expense incurred as a result of local country profits.

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

Saba has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. Any such losses may also negatively impact our ability to generate operating cash. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters.

Other factors that could affect our quarterly operating results include those described below and under the caption “Factors That May Impact Future Operating Results:”

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
$ in thousands	February 28, 2006	February 28, 2005
	(in thousands)
Cash provided by (used in) operating activities	$263	$(6,215)
Cash provide by (used in) investing activities	$7,752	$(229)
Cash provided by financing activities	$220	$5,178

As of February 28, 2006, our principal source of liquidity included cash and cash equivalents of $23.6 million. On January 31, 2006, Saba entered into a new credit facility with a bank. The credit facility replaces Saba’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. Saba is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of Saba’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of Saba and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires Saba to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis.

If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated, and the bank may be able to foreclose on any collateral provided by the Company.

As of February 28, 2006, we had $6.5 million outstanding under the term loan, no outstanding borrowings under the receivables borrowing base revolving credit line and were in compliance with all of the covenants related to this credit facility.

Cash Used In Operating Activities

Cash provided by operating activities was $263,000 during the nine months ended February 28, 2006 compared to $6.2 million used during the nine months ended February 28, 2005. Cash provided by operating activities during the nine months ended February 28, 2006 was attributable to decreases in accounts receivable of $1.1 million due to better collection efforts and an increase in deferred revenues of $4.0 million, offset by a net loss of $3.4 million and a net decrease in accounts payable and accrued expenses of $4.7 million. This compares to a net loss of $2.8 million, an increase in receivables of $2.4 million and a decrease in accounts payable and accrued expenses of $1.8 million during the nine months ended February 28, 2005.

The decrease in accrued expenses for the nine months ended February 28, 2006 is due primarily to the payments made for accrued VAT taxes, professional services, acquisition related costs and other liabilities we assumed as a result of our acquisitions of THINQ and Centra. Deferred revenues increased due to increases in the number of deals and in our average selling price on new license deals, which drives the price of support agreements. The revenue on support agreements is initially deferred and then recognized ratably over the term of the support.

Cash Provided By Investing Activities

Cash provided by investing activities during the nine months ended February 28, 2006 was $7.8 million compared to $229,000 in cash used in investing activities for the nine months ended February 28, 2006. The increase in cash used from investing activities in fiscal 2006 was primarily attributable to net proceeds resulting from the acquisition of Centra.

Cash Provided By Financing Activities

Cash provided by financing activities was $220,000 during the nine months ended February 28, 2006 and was primarily attributable to repayments on borrowings under our old credit facility of $of $6.8 million offset by borrowings of $6.5 million under the new credit facility. Cash provided by financing activities during the nine months ended February 28, 2005 was primarily attributable to the proceeds from issuance of common stock in private placement of $8.7 million, which was offset by repayments on borrowings under our credit facility of $3.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at February 28, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Other obligations include third-party software royalty commitments as a result of our acquisition of Centra.

	Payments due by period
$ in thousands Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Debt obligations	$6,743	$776	$5,945	$22
Operating lease obligations	36,420	1,077	10,668	24,675
Other obligations	1,352	763	484	105

Total	$44,515	$2,616	$17,097	$24,802

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

Off-Balance Sheet Arrangements

As of February 28, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

RISK FACTORS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (HCM) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra Software, Inc. in January 2006 (“Centra’s Software”), and providing related services. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 28, 2006, we had $26.8 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ Learning Solutions, Inc., and our remaining goodwill balance was $31.5 million. Further, starting with the first quarter of fiscal 2007, we will be required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. As a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2006, 2005 and fiscal 2004, our quarterly revenues have fluctuated between approximately $18.2 million and $7.8 million and our quarterly net income (loss) fluctuated between approximately $131,000 and $(5.9) million. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. As a result, we have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. Since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	the demand for our products and professional services and our efficiency in rendering our professional services;

•	the variability in the mix of our revenues in any quarter;

•	the variability in the mix of the type of services delivered in any quarter and the extent to which third party contractors are used to provide such services;

•	the size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

•	the amount and timing of our operating expenses and capital expenditures; the performance of our international business, which accounts for a substantial part of our consolidated revenues; and

•	fluctuations in foreign currency exchange rates.

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

A decline in the price of, or demand for, our products or our related services offerings, would seriously harm our revenues and operating margins.

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from Saba Enterprise Learning and Centra’s Software , as well as related services, will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Enterprise Learning or Centra’s Software or failure to achieve broad market acceptance would seriously harm our business. If our new products, including Saba Enterprise Performance, fail to achieve market acceptance, our reliance on Saba Enterprise Learning and Centra’s Software will deepen.

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

Our performance depends on a new market: human capital management.

The market for software solutions that automate human capital management is at an early stage of development and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect our business would be harmed. If the market grows, the prices of our products may decline rapidly as alternative products are introduced into the market. In addition, our products may become obsolete if we fail to anticipate or adapt to evolving technology standards, or if we fail to identify the challenges and risks in this new market or successfully address these risks.

The Centra acquisition may result in dilution of future earnings per share to our stockholders.

The completion of the Centra acquisition may not result in improved earnings per share for us or a financial condition superior to that which would have been achieved by us on a stand-alone basis. The acquisition could fail to produce the benefits that we anticipate, or could have other adverse effects that we do not foresee. In addition, some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of earnings per share for us as compared to the earnings per share that would have been achieved by us if the merger had not occurred.

Sales of substantial amounts of our common stock in the open market by Centra stockholders could depress our stock price.

Other than shares held by affiliates of Centra or us, shares of our common stock that were issued to stockholders of Centra as consideration for the acquisition will be freely tradable by the stockholders of Centra without restrictions or further registration under the Securities Act. If Centra’s stockholders sell substantial amounts of our common stock in the public market following the acquisition, the market price of our common stock may decrease substantially.

If we are not successful in integrating Centra, the anticipated benefits of the acquisition may not be realized.

Achieving the anticipated benefits of the acquisition will depend, in part, on the integration of technology, operations and personnel of us and Centra. We cannot assure that the integration will be successful or that the anticipated benefits of the acquisition will be fully realized. The challenges involved in this integration include the following:

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

In addition, after the acquisition, we intend to more tightly integrate Centra’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of to fluctuate and fail to meet expectations.

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

If we are unable to successfully integrate Centra, or if the benefits of the acquisition do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

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

The Financial Accounting Standards Board (“FASB”) has adopted Statement No. 123R, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25.As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal year 2007, we may have significant compensation charges. For example, for the fiscal years 2005, 2004 and 2003, had we accounted for stock-based compensation plans under Statement No. 123R using the Black-Scholes option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.50, $0.89 and $1.02 per share, respectively.

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

Our ability to implement a successful long-term strategy, strengthen our competitive position, expand our customer base, and develop and support our products depends to a significant degree on the performance of the senior management team and other key employees, including Bobby Yazdani, our CEO. The loss of any of these individuals could harm our business. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

Intense competition in our target market could impair our ability to grow and achieve profitability on a consistent basis.

The market for our products and services is intensely competitive, dynamic, and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	companies that market and license training, learning, performance, content, resource, talent, and staffing management systems;

•	companies that offer conferencing and collaboration software or application services provider solutions;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules;

•	potential customers’ internal development efforts;

•	companies that operate Internet-based marketplaces for the sale of on-line learning;

•	companies that operate Internet-based marketplaces for the sale of goods and services and could potentially decide to evolve their marketplaces to include content offerings; and

•	Internet portals that offer learning content, performance support tools or recruiting services.

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

International revenues accounted for 26% of revenues for the nine months ended February 28, 2006, 42% of revenues in fiscal 2005 and 44% of revenues in fiscal 2004. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	difficulties in staffing and managing foreign operations, including language barriers;

•	difficulties in maintaining control over product development and quality, and timing of product releases;

•	seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the euro zone, Australia and Japan, or have exposures in inter-company accounts denominated in foreign currencies;

•	exposure to tax regimes of multiple countries and potential increased tax exposure relating to in-country profits as well as audits and assessments relating to transfer pricing matters.

•	costs attributable to development of internationalized versions of our products and marketing and sales materials;

•	the burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	tariffs, export controls, and other trade barriers, and

•	exposure to geopolitical instability, natural disasters and acts of war or terrorism.

Future acquisitions may result in disruptions to our business if we fail to adequately integrate acquired businesses.

We acquired Centra Software, Inc. in January 2006 and THINQ Learning Solutions, Inc. in May 2005. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence.

These acquisitions could result in the use of significant amounts of cash, the incurrence of debt, or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets, or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of February 28, 2006, our remaining goodwill balance was $31.5 million. Acquisitions that we complete expose us to numerous risks, including:

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to an intellectual property action. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome.. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating the company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In addition, agreements with our customers typically include indemnity provisions requiring us to hold these customers harmless against specified losses arising from third party claims that our products infringe the intellectual property rights of such other third parties. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to the unique facts and circumstances that are likely to be involved in each particular claim.

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

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of portions of the Saba OnDemand business. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of portions of our OnDemand business to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for our OnDemand customers. We also rely on third-party communications service providers for the high-speed connections that link our and our Internet service providers’ Web servers and office systems to the Internet. Our reliance on third party providers limits our ability to control critical customer service functions and communications systems. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

We require substantial working capital to fund our business. Historically, we have had significant operating losses and negative cash flow from operations. We expect to use our available cash resources and credit facilities primarily to fund sales and marketing activities, research and development, and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Alternatively, or in addition to equity financing, we may incur additional debt to raise funds. Additional equity or debt financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

In addition, the stock market in general, and Nasdaq National Market technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price and trading volume of our common stock may prevent our stockholders from selling their shares at a favorable price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis.

The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated, and the bank may be able to foreclose on any collateral provided by the Company.

As of February 28, 2006, we had $6.5 million outstanding under the term loan, no outstanding borrowings under the receivables borrowing base revolving credit line and were in compliance with all of the covenants related to this credit facility.

At February 28, 2006, we had cash and cash equivalents totaling $23.6 million. Of this amount, approximately $5.5 million was invested in money market accounts bearing variable interest rates of between .75% and 4.12%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A  1/2% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three and nine months ended February 28, 2006, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds and Australia dollars, was $122,000 and $272,000, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of February 28, 2006, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Centra, certain of its former and current officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. Saba believes that it has meritorious defenses and Saba intends to vigorously defend this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders in Redwood Shores, California on January 26, 2006. Of the 17,953,253 shares outstanding as of the record date, holders of 10,664,526 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. Approval of the issuance of shares of Saba common stock pursuant to the Agreement and Plan of Merger, by and among the Company, Spruce Acquisition Corporation, Spruce Acquisition, LLC, and Centra Software, Inc. :

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,645,651	16,350	2,525	0

b. To grant Saba management the discretionary authority to adjourn the special meeting of stockholders, if necessary, in order to enable the Saba Board of Directors to solicit additional proxies in favor of the issuance of shares of Saba common stock in connection with the Agreement and Plan of Merger, by and among the Company, Spruce Acquisition Corporation, Spruce Acquisition, LLC, and Centra Software, Inc.:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,641,144	22,822	560	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

a. Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 14, 2006	By:	/s/ Bobby Yazdani
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Peter E. Williams III
Peter E. Williams III
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1 (1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2 (2)	Agreement and Plan of Reorganization, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company, Spruce Acquisition, LLC, a Delaware limited liability company that is a wholly-owned subsidiary of the Company and Centra Software, Inc., dated as of October 5, 2005.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1	Loan and Security Agreement, dated as of January 31, 2006, by and between the Company and Silicon Valley Bank.

10.2	Employment Agreement, effective February 1, 2006, by and between the Company and Bobby Yazdani.

10.3	Employment Agreement, effective February 1, 2006, by and between the Company and Peter E. Williams III.

10.4(7)	Summary of Director Compensation.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s quarterly report on Form 10-Q for the period ended February 28, 2005, previously filed with the SEC.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761) previously filed with the SEC.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s annual report on Form 10-K for the period ended May 31, 2004, previously filed with the SEC.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2003, previously filed with the SEC.
(6)	Incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2004, previously filed with the SEC.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2006.