Form 10-K
period 2006-05-31
SABA SOFTWARE INC
filed 2006-08-18
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to                         .

Commission file number: 000-30221

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3267638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2400 Bridge Parkway Redwood Shores, California	94065-1166 (Zip Code)
(Address of Principal Executive Offices)

(650) 581-2500

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,400,000 (based on a closing sale price of $3.60 per share as reported for the Nasdaq Global Market (formerly the Nasdaq National Market)). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 31, 2006 was 28,586,560.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FORM 10-K

MAY 31, 2006

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include:

(i) in Item 1, statements regarding competition, our belief that we offer the most comprehensive and flexible Human Capital Management platform, our belief that we are the leader in our market space and registration of trademarks;

(ii) in Item 1A, statements regarding our expectation that we will derive substantially all of our revenues for the foreseeable future from the Human Capital Management software suite, the incurrence of non-cash expenses relating to the amortization of purchased intangible assets, increasing our operating expenses in the future, revenues from Saba Enterprise Learning and Centra’s software continuing to constitute a substantial majority of our revenues, our intention to more tightly integrate Centra’s products and intellectual property with ours, expanding our international presence, acquiring complementary businesses or technologies, regularly releasing new products, the merits of litigation, and the sufficiency of our existing capital resources over the next twelve months;

(iii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs,

(iv) in Item 3, statements regarding the financial impact of any proposed settlements, our intention to dispute claims against us, and the merits of claims against us;

(v) in Item 5, statements regarding our intention to retain our future earnings;

(vi) in Item 7, statements regarding the benefits of the acquisition of Centra, our expectation that the Centra product lines and our Saba Performance product will generate a larger percentage of our license sales, our belief that the line of revenue generated from OnDemand will increase as a percentage of our total revenue, our expectation that license updates and product support revenue will increase, our intention to continue to invest in areas that we believe can accelerate revenue growth, our current intention not to implement additional restructuring programs, the effects of our restructuring efforts, our anticipation that we will continue to experience long sales cycles, the table summarizing our contractual obligations at May 31, 2006, the sufficiency of our available cash resources, credit facility and cash flows generated from revenues over the next twelve months, and the adequacy of tax provisions related to the examination of certain of our tax returns;

(vii) in Item 7A, statements regarding the effects of future changes in interest rates and foreign currency rates; and

(viii) in Item 8, statements regarding total expected future amortization related to intangible assets, the expiration of the Massachusetts research credit carryforward, and the adequacy of tax provisions related to the examination of certain of our tax returns.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are unanticipated difficulties and costs related to the integration of Centra with us, incorrect estimates or assumptions, unanticipated adverse results for pending litigation, contraction of the economy and world markets, lack of demand for information technologies from our customers, unanticipated need for capital for operations, lack of demand for our products, inability to introduce new products, unanticipated difficulties relating to the Human Capital Management software suite, unanticipated decrease in demand for our OnDemand product, unanticipated changes in domestic and foreign tax regulations and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

ITEM 1:    BUSINESS

Overview

We are a leading provider of human capital management software and solutions, which are designed to help enterprises of all sizes increase organizational performance, understand and maximize the value of their people and manage people-related risks – risks that include the aging workforce, the generational shift in the workforce and the increasingly competitive labor market and associated employee and executive turnover. With intense competition for talent and the need to adapt quickly to changing markets, managing the workforce well is critical to an organization’s ability to create sustainable competitive advantage.

Our solutions help our customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing our solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners, and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

Our leadership position is supported by publicly-available reports, published by independent, third-party analysts, that research vendors in our industry and rank them based on a number of factors, including product offerings, technology and customer base.

We were incorporated in Delaware in April 1997. Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number is +1 (650) 696-3840. Our Internet address is www.saba.com. On the Investor Relations page of our web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

On January 31, 2006, we completed the acquisition of Centra Software, Inc. (“Centra”), a provider of online learning and training software and services. Under the terms of the merger agreement, each share of Centra common stock held by Centra stockholders was converted into the right to receive (i) 0.354 of a share of Saba common stock and (ii) $0.663 in cash. The aggregate consideration paid by us was approximately 10.4 million shares of common stock and approximately $19.4 million of cash. Assets acquired and liabilities assumed in the acquisition were recorded at their fair values as of January 31, 2006. The total preliminary purchase price, including acquisition-related transaction costs, was $62.3 million. We believe our acquisition of Centra continues to strengthen our competitive position in the human capital management market and allows us to broaden and deepen our product offerings. In addition, as a result of the acquisition our customer base is substantially larger and we have enhanced our global reach and resources, allowing us to better serve our customers.

Products and Services

Saba offers the Saba® HCM Suite, the Centra® product suite and a range of professional, education and customer support services.

Saba HCM Suite

The Saba HCM Suite consists of:

Saba Learning Suite. A comprehensive enterprise learning and learning content management solution that gives organizations and their people the tools they need to develop skills and competencies and improve productivity.

Saba Performance Suite. Enables organizations to continuously align people’s daily activities with key organizational goals and establish a relevant performance review process that clarifies expectations and improves accountability.

Saba Talent Suite. Enables organizations to reduce risk by proactively planning for successions as well as identifying, developing, tracking and managing future leaders.

Saba Business Intelligence. Delivers greater visibility into the impact of Human Capital Management (“HCM”) initiatives and business results, as well as how well people are aligned to the goals of the organization.

Saba Collaboration. Facilitates enabled learning and knowledge transfer between individuals and subject matter experts in informal settings or in conjunction with learning events and allows the organization to build and manage communities of practice, create repositories of institutional knowledge and leverage the collective intelligence of the workforce. Saba Collaboration includes tools such as chat rooms, threaded discussions, wikis and document sharing.

Languages. The Saba HCM Suite is available in the following languages: American English, Brazilian Portuguese, British/International English, Canadian French, Continental French, Continental Spanish, Danish, Dutch, German, Greek, Hungarian, Indonesian (Bahasan), Italian, Japanese, Korean, Mexican Spanish, Norwegian, Polish, Russian, Simplified Chinese, Swedish, Traditional Chinese.

Saba Learning Suite

The Saba Learning Suite is a family of products designed to deliver configurable, targeted functionality in a single solution that addresses five key enterprise learning areas:

•	Regulatory Compliance. Allows a regulated organization to track required certifications and qualification programs and effectively respond to compliance audits.

•	Sales and Channel Readiness. Enables sales organizations and distributors to rapidly gain the skills and knowledge required to build a sales pipeline and win business for new products.

•	Channel Certification. Focuses on qualifying channel partners to consistently represent an organization’s products and brands and deliver a quality customer experience.

•	Customer Education. Supports an organization’s ability to generate revenue and increase customer loyalty through the sale and distribution of training.

•	Corporate Universities. Provides the ability to develop employees’ skills and competencies to effectively execute organizational objectives and gain competitive advantage.

By implementing multiple enterprise learning solutions in a single system, organizations can lower the overall cost of supporting enterprise-wide learning processes, leverage internally-created content and subject- matter experts in multiple areas and create a common pool of knowledge for and about people. This unified solution also offers the flexibility to change processes and develop new opportunities from a common foundation, while creating the visibility needed to operate as an integrated virtual enterprise.

The Saba Learning Suite combines enterprise learning with collaboration for informal learning, synchronous learning, analytics and content creation and management. It also provides support for blended learning and is available in 22 languages for global deployment. The Saba Learning Suite is also integrated with the Centra Live! Virtual classroom. The Saba Learning Suite includes the following applications:

•	Saba Learning. Enables global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results.

•	Saba Certification Management. Supports building and management of complex certifications with multiple learning pathways. Provides flexible audit trails and supports e-signatures to meet a wide variety of stringent regulatory requirements.

•	Saba Learning Commerce. Provides support for optimized pricing, discounting schemes, marketing campaigns, branded certification programs, bundled training units and a variety of convenient payment methods for education businesses.

•	Saba Analytics for Learning. Allows business leaders to analyze and understand the business impact of their learning initiatives and act on critical trends and information to optimize that impact.

•	Saba Content Management. Helps global organizations capture, consolidate, organize, manage, share and reuse all types of learning content through a learning object repository and automated content and project-management processes.

•	Saba Publisher. Allows users to create new courses, or repurpose courses, and publish them into HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently.

•	Saba VLE Connectors. Provides web-services-based integration between Saba and the third-party virtual learning environments, supporting an enterprise’s ability to create and manage virtual learning from within Saba.

Saba Performance Suite

Saba Performance helps improve organizational performance by aligning the workforce around the organization’s most important business objectives. Saba Performance provides real-time visibility into an organization’s progress against goals, allowing leaders to make ongoing adjustments and respond to changing requirements. With Saba Performance, companies and government agencies of all sizes can automate all the processes associated with managing performance across the extended enterprise of employees, customers, partners and suppliers. These processes include:

•	Goal and objective management. Enables creation, distribution and management of goals and objectives throughout the extended enterprise.

•	Goal alignment. Provides line-of-sight visibility to ensure that individual and team goals are aligned to the organization’s goals and that the organization is executing against its most important objectives.

•	Initiative management. Enables management and tracking of goals in support of a cross-functional initiative.

•	Performance reviews. Provides highly flexible, multi-level review and assessment functionality.

•	Performance planning. Enables creation of performance plans that combine performance goals, career development goals and recommended learning.

Saba Talent Suite

Saba Talent Suite is a solution that provides the ability to track and manage processes that relate to the development of talent across the organization. The Saba Talent Suite enables organizations to create succession plans for key positions, as well as develop key talent for the demands of future positions. Candidates identified as potential successors to key roles are not just assessed and ranked, but are provided with guidance to prepare themselves for the position, enabling organizations to develop the skilled individuals they need to be successful. In addition, Saba Talent Suite enables organizations to:

•	Assess bench strength for key positions;

•	Manage and track required competencies for individuals and organizations;

•	Develop top performers for future responsibilities;

•	Track readiness of pool candidates;

•	Measure skill and competency gaps over time; and

•	Assign goals and competencies to pool candidates.

Centra® from Saba

Centra enables online virtual learning and training. Organizations can share knowledge and exchange information with customers, partners, prospects and employees around the world in real-time. Centra helps organizations increase productivity and efficiency by helping to incorporate learning and knowledge transfer into business processes. Centra helps to accelerate mission-critical initiatives that involve learning and training.

•	Centra Live™ for Virtual Classes. Engage with groups in live, interactive education sessions across many locations.

•	Centra Live™ Virtual Classes for Universities and Schools. Bring instructors and students together online in interactive, online classes and degree programs to help provide the interaction of a typical classroom.

•	Centra Live™ for Web Seminars. A fast, efficient and cost-effective way to reach and engage large audiences quickly.

•	Centra Live™ for eMeetings. Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel.

•	Centra Knowledge Center™. Provides on-demand access to blended learning programs, knowledge assets and important documents. Centra Knowledge Center includes a searchable library of content and learning activities and enables the design of personalized tracks of essential corporate or training materials and recorded events tailored to job roles, skill levels or knowledge gaps.

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2006, we employed approximately 193 people worldwide in services-related activities.

Our global services organization supports multiple offerings, including:

•	Professional Services.

•	Strategic Services. Saba Strategic Services are designed to enable organizations to effectively link human capital management to business strategies. Offerings include developing new human capital management strategies, change management and governance, developing and deploying competency models and measurement and evaluation strategies and content integration and deployment.

•	Consulting services. Our consulting services include definition of business objectives, design of phased plans for achieving these objectives, technical solution specifications, establishment of implementation timelines and resource requirements, installation of Saba solutions, systems configuration, data loading, custom report and notification design, website development, enterprise system integration and post-implementation assessment.

•	Education services. We provide a broad range of education offerings in a variety of formats, including instructor-led training and web and technology-based training. Course curricula, designed to enable customers to fully exploit the value of Saba solutions, include product training, project team training and technology training.

•	OnDemand Services. We provide flexible deployment options that allow our customers to begin using their chosen solutions with unprecedented speed and flexibility while reducing their IT infrastructure and resource investment. Customers can minimize the time required to get their organization up and running with Saba and Centra products, and avoid unforeseen complications. We offer a variety of OnDemand Services, including:

•	Centra OnDemand from Saba;

•	Centra Enterprise OnDemand from Saba;

•	Saba Learning OnDemand; and

•	Saba Hosting services, which include security administration and backup and recovery services.

•	License Updates and Product Support Services. Our License Updates and Product Support services are designed to ensure that our customers have the latest technology available to them and to assist them in ensuring on-going success with our products. We provide a range of product support options, allowing customers to utilize their own resources to the degree desired and leverage their existing investments in customer support or to count on Saba to provide the support services needed. Options include enterprise support, an end-user help desk and on-site support.

Our Customers

Our customers include a wide spectrum of large, global enterprises and small- to mid-size organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, health care, manufacturing, medical equipment, pharmaceutical, professional services and transportation industries, as well as government and other public sector organizations. Based on total revenues, our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government. In fiscal 2006, 2005 and 2004, no customer accounted for more than 10 percent of total revenues.

Alliances

As of May 31, 2006, we had strategic alliance agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

We have also entered into several alliance agreements with packaged content providers, custom content developers and content authoring and learning delivery tool providers in order to increase the range of content offerings available to our customers. The Saba Content Alliance Program helps our content partners create and deliver learning content for use in conjunction with Saba solutions through support of industry standards applicable to a broad variety of media formats, including web-based training, computer-based training, video and asynchronous and synchronous delivery, as well as through support of traditional forms of learning such as instructor-led classes, seminars and workshops. In support of this program, we also operate a content developers resource center and testing lab that provides our content partners with direct access to our systems for standards compliance testing.

Sales and Marketing

We license our products and sell our OnDemand services to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations and government entities. As of May 31, 2006, we had 121 sales and marketing professionals. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships.

We focus our marketing efforts on extending our market leadership, establishing market positioning, generating sales leads, supporting proposals and sales efforts, creating market awareness of our solutions and establishing strategic relationships. Our marketing activities include public relations, analyst relations, direct marketing (email, tele-contact and direct mail campaigns), industry trade shows, web and in-person seminar programs, speaking engagements and web presence.

Technology

Product Architecture – Saba HCM Suite

Our open and extensible product architecture facilitates the rapid development, deployment and configuration of Internet-based solutions for organizational learning, performance management, online business communication and collaboration. Our products share a common platform, a modern environment for developing Web-based applications. This platform uses the latest industry standards, including Extensible Markup Language (“XML”), Simple Object Access Protocol (“SOAP”), Enterprise Java Beans (“EJB”), Voice Over Internet Protocol (“VOIP”) and emerging Web Services standards, to deliver innovative, configurable features for enterprise learning, enterprise performance and enterprise collaboration.

We provide a fully Java 2 Platform, Enterprise Edition (“J2EE”) compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•	Configurability. The Saba platform offers extensive application configurability of both business processes and user experience.

•	Web services enabled. We ship a robust set of predefined web services for business processes as well as an infrastructure for creating new web services. Developers can use these web services to integrate components of Saba functionality, from user and organizational information housed in a human resources information system (“HRIS”) to order processing passed to an accounts receivable system. Saba Where You Work, leverages the services to enable users to deploy our application within Microsoft Outlook, Lotus Notes or enterprise portals, eliminating the need for users to separately launch and enter Saba applications.

•	Support for Java Specification Request 168. Support for Java Specification Request 168 (“JSR 168”) enables organizations to display portlets, or small “windows” to business critical Saba processes, within a JSR 168 compliant enterprise portal product. We also support the portal solutions provided by a number of enterprise software vendors.

•

Support for Industry Standards. Our customers operate in a variety of regulated environments and we endeavor to ensure that we are in alignment with their needs. Our application is, for example, confirmed to be compliant with Section 508 of the Americans with Disabilities Act, 21 Code of Federal Regulations (CFR) Part 11.

•	Support for Learning Standards. We participate in all the primary learning standards bodies including AICC, ADL and WSIL. We support the latest SCORM and AICC standards and maintain integrations with the latest content delivered by off-the-shelf providers such as NetG and Skilsoft.

•	Open interfaces. Published Java application programming interfaces (“APIs”) enable developers to build custom Saba application extensions and public database views allow analysts to design custom reports using standard reporting tools.

•	High Scalability and Availability. Scalability is accomplished by using load-balancing, clustering, vertical and horizontal scaling techniques, allowing multiple servers to be deployed to handle peak periods when the largest number of concurrent users is expected on the system.

•	Standard relational database server. We use standard relational database servers. To enhance performance and ensure that users are served efficiently, the Saba platform executes database-stored procedures to optimize intense database processing. The core foundation supports Oracle, IBM DB2 and Microsoft SQL Server databases.

•	J2EE application server. The business and application logic reside on a J2EE application server. This architecture allows us to deploy a site across a farm of servers with diverse operating environments, such as Microsoft Windows, Sun Solaris, Linux or IBM AIX.

•	Electronic commerce enabled. The core foundation includes interfaces to external electronic payment services, enabling real-time electronic commerce.

•	Multiple language support. Our Internationalization (I18n) and Localization (L10n) approach allows our applications to support multiple languages. Currently our solutions have been localized to support 22 languages.

•	Workflow monitoring of business object changes. A workflow component applies business rules when business objects change. For example, e-mail can automatically be sent to students when details about their class change.

•	Integration with legacy enterprise applications. The Saba platform is capable of exchanging data with external legacy systems. We provide connectors to the leading human resources and financial systems.

•	Real Time Collaboration. Our products include advanced collaboration features to integrate real-time, group-oriented human interactions with online business initiatives. These real-time, group events can range from ad hoc, one-on-one online meetings to highly interactive, structured, collaborative learning sessions to prescheduled Web seminars for larger audiences. They are key elements of collaborative learning, enterprise application rollout, online selling and customer acquisition programs.

Product Architecture — Centra from Saba

Centra’s advanced systems architecture addresses IT requirements for scalability, reliability, administration, and security for organizations deploying online learning and training enterprise-wide.

•	Scalability. Centra can accommodate thousands of events and user accounts — addressing the management, network and system scalability requirements for even the largest global organizations.

•	Reliability. Centra’s features for load balancing with fail-over and recoverability optimize performance and minimize downtime with capabilities for automatic and transparent reconnect during the live session. Even administrative tasks, like co-branding or updating user licenses, can be managed without disrupting service.

•	Administration. Hierarchical domain partitioning allows for a higher level of control, security, and efficiency to manage multi-departmental implementations. Domains can be configured with licenses, branding, user accounts, and access control lists to meet each group’s unique needs.

•	Security. Centra 7 integrates the highest standards of security, from product design and testing to the architecture and operations of Centra’s hosted service. Centra 7 has superior reach and universal access through corporate firewalls and proxy servers.

•	Enhanced Desktop Integration. Centra 7 provides greater operational efficiency and lower total cost of ownership through easy integration with existing infrastructures including Microsoft desktop applications and other popular enterprise applications.

•	Global, Multi-Lingual Support. Centra 7 features dynamic support for 9 language user interfaces on a single system.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2006, we had 157 research and development employees in the United States and India. We incurred $14.1 million, $9.3 million and $10.0 million in research and development expenses during the years ended May 31, 2006, 2005 and 2004, respectively.

Our structured software development life-cycle model provides detailed guidelines for planning, controlling and implementing software projects. To continue to address market requirements, our program management group consults with our consulting, support and sales teams in the software development life-cycle. We conduct our development efforts at multiple sites in the United States and India, which enables continuous development 24 hours per day.

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible Human Capital Management platform, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SAP, Oracle, SumTotal and other private companies;

•	Companies that offer collaboration solutions, such as Microsoft and WebEx;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of online learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

We expect additional competition from other established and emerging companies as the market for Internet-based, human capital management solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

We believe the principal competitive features affecting our market include:

•	Breadth and depth of the solution;

•	A significant installed base of Global 2000 and government customers;

•	The ability to support all forms of content offerings;

•	The ability to meet the requirements of the world’s largest organizations, including support for global deployments;

•	The ability to support a broad range of extended-enterprise users, including employees, partners, customers and suppliers;

•	The ability to offer a choice of deployment options;

•	Product quality and performance;

•	Product features and functions;

•	Customer service and support;

•	Ease of implementation;

•	Core technology; and

•	Price to performance ratio.

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

We license and provide OnDemand services rather than sell our software products and require our customers to enter into written agreements, which impose restrictions on the use, copying and disclosure of our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us. These contractual provisions, however, may be unenforceable under the laws of some jurisdictions and foreign countries.

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have six patents issued in the United States and six patent applications pending in the United States. We cannot be assured that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patents (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can given no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

Employees

As of May 31, 2006, we had a total of 516 employees, including 157 in research and development, 121 in sales and marketing, 193 in services-related activities and 45 in administration and finance. Of these employees, 335 were located in North America and 181 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 1A:    RISK FACTORS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (“HCM”) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra Software, Inc. (“Centra”) in January 2006, and providing related services. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2006, we had $20.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our remaining goodwill balance was $38.2 million. Further, starting with the first quarter of fiscal 2007, we will be required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“No. 123R”), Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. This will make it significantly more difficult for us to achieve profitability and as a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2006, 2005 and 2004, our quarterly revenues have fluctuated between approximately $23.0 million and $7.8 million and our quarterly net income (loss) fluctuated between approximately $131,000 and $(5.9) million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions at the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from Saba Enterprise Learning and Centra’s software, as well as related services, will continue to constitute a substantial majority of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, Saba Enterprise Learning or Centra’s software or failure to achieve broad market acceptance would seriously harm our business. If our new products, including Saba Enterprise Performance, fail to achieve market acceptance, our reliance on Saba Enterprise Learning and Centra’s software will deepen.

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

The market for software solutions that automate human capital management is at an early stage of development and rapidly evolving. Substantially all of our revenues are attributable to the suite of products and services in this market. If this market fails to develop or develops more slowly than we expect, our business would be harmed. If the market grows, the prices of our products may decline rapidly as alternative products are introduced into the market. In addition, our products may become obsolete if we fail to anticipate or adapt to evolving technology standards, or if we fail to identify the challenges and risks in this new market or successfully address these risks.

The Centra acquisition may result in dilution of future earnings per share.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.2 million at May 31, 2006, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

Sales of substantial amounts of our common stock in the open market by Centra stockholders could depress our stock price.

Other than shares held by affiliates of ours, shares of our common stock that were issued to stockholders of Centra as consideration for the acquisition will be effectively freely tradable by the stockholders of Centra with limited to no restrictions and no further registration required under the Securities Act. If Centra’s stockholders sell substantial amounts of our common stock in the public market following the acquisition, the market price of our common stock may decrease substantially.

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

Achieving the anticipated benefits of the acquisition will depend, in part, on the integration of technology, operations and personnel of us and Centra. We cannot assure that the integration will be successful or that the anticipated benefits of the acquisition will be fully realized. The challenges involved in this integration include the following:

•	Satisfying the needs of the combined company’s customers in a timely manner;

•	Persuading our employees and the former employees of Centra that we retained that Centra’s former business culture is compatible with our business culture, and retaining the combined company’s key personnel;

•	Realizing anticipated cost synergies within the expected time period;

•	Maintaining the dedication of our management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	Maintaining our management’s ability to focus on anticipating, responding to or utilizing changing technologies in our and Centra’s industry;

•	Maintaining our and Centra’s former key supplier relationships; and

•	Competing with the introduction of new, disruptive technologies to the marketplace which could reduce our market share prior to the successful integration of Centra.

In addition, we intend to more tightly integrate Centra’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income to fluctuate and fail to meet expectations.

It is not certain that we can successfully integrate Centra in a timely manner or at all or that any of the anticipated benefits will be realized. In addition, we cannot assure that there will not be substantial unanticipated costs associated with the integration process, that integration activities will not result in a decrease in revenues or a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.

If we are unable to successfully integrate Centra, or if the benefits of the acquisition do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition and stock-based compensation expense, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

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

The FASB has adopted SFAS No. 123R, which requires us to recognize as an expense stock-based compensation to employees based on their fair values, and eliminates the ability to account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. As a result, when we record an expense for our stock-based compensation plans using the fair value method beginning in fiscal year 2007, we will have significant compensation charges which will adversely affect our operating results, particularly when compared to previous fiscal periods prior to the effectiveness of SFAS No. 123R. For example, for the fiscal years 2006, 2005 and 2004, had we accounted for stock-based compensation plans under SFAS No. 123 using the Black-Scholes-Merton option pricing model, we estimate that basic and diluted net loss per share, using the fair value method, would have been increased by $0.31, $0.49 and $0.89 per share, respectively.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing this assessment. Depending on our market capitalization on November 30, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act for either the fiscal year ended May 31, 2007 or May 31, 2008. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SAP, Oracle, SumTotal and other private companies;

•	Companies that offer collaboration solutions, such as Microsoft or WebEx;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of on-line learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

We expect competition from a variety of companies.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do, enabling them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Such resources also enable our competitors to withstand prolonged periods of negative cash flows and unfavorable economic, political and market conditions. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other partners, thereby increasing the availability of their services to address the needs of our current and prospective customers. We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for 28%, 42%, and 44% of our revenues for our fiscal years ended May 31, 2006, 2005 and 2004, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	Difficulties in staffing and managing foreign operations, including language barriers;

•	Difficulties in maintaining control over product development and quality, and timing of product releases;

•	Seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during July and August in European markets;

•	Difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•	Currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the Euro zone, Australia and Japan, or have exposures in inter-company accounts denominated in foreign currencies;

•	Exposure to tax regimes of multiple countries and potential increased tax exposure relating to in-country profits as well as audits and assessments relating to transfer pricing matters;

•	Costs attributable to development of internationalized versions of our products and marketing and sales materials;

•	The burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	Tariffs, export controls and other trade barriers; and

•	Exposure to geopolitical instability, natural disasters and acts of war or terrorism.

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

These acquisitions could result in the use of significant amounts of cash, the incurrence of debt or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of May 31, 2006, our remaining goodwill balance was $38.2 million. Acquisitions that we complete expose us to numerous risks, including:

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

As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want, in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. The reallocation of certain design, development and testing functions to our new lower-cost development center heightens risks relating to product design, development, testing and introduction. Any delay in releasing future products or enhancements of our products could harm our business.

If we release products containing defects, we may need to halt further shipments and our business and reputation would be harmed.

Products as complex as ours often contain unknown and undetected errors or performance problems. Although our products are subject to rigorous testing and quality control processes, serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in cancellation of orders, loss of customers, difficulties in achieving our sales goals, increased demands on our support services and a decrease in our revenues. To correct such errors, we may expend considerable time and resources to develop and release modifications to our software.

As a result of such errors, we may be subject to warranty and product liability claims that are costly or difficult to settle. Our products and services enable customers to manage critical business information. If product errors are alleged to cause or contribute to security and privacy breaches or misappropriation of confidential information, we may also be subject to significant liability. Although our license agreements contain provisions intended to limit our exposure to liability, we cannot assure that these limits will be adequate, that they will be enforceable or, if enforceable, that they will be interpreted favorably by a court.

Claims by third parties that we infringe their intellectual property rights may result in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to an intellectual property action. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating the company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In addition, agreements with our customers typically include indemnity provisions requiring us to hold these customers harmless against specified losses arising from third party claims that our products infringe the intellectual property rights of such other third parties. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to the unique facts and circumstances that are likely to be involved in each particular claim.

We may not be able to secure necessary funding in the future; additional funding may result in dilution to our stockholders.

We require substantial working capital to fund our business. Historically, we have had significant operating losses and negative cash flow from operations. We expect to use our available cash resources and credit facilities primarily to fund sales and marketing activities, research and development and continued operations, and possibly make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for the next twelve months. However, if our capital requirements increase materially from those currently planned or if revenues fail to materialize, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Alternatively, or in addition to equity financing, we may incur additional debt to raise funds. Additional equity or debt financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, which may represent potential sales and revenue losses that are difficult to quantify. Policing unauthorized use of our technology is difficult, time-consuming and costly. Were we to discover instances of unauthorized use, there can be no assurance that we would be able to enforce our proprietary rights or obtain adequate recovery for our losses. In addition, we have six patents issued in the United States and six patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

Our disaster recovery plan does not include redundant systems, and a disaster could severely damage our operations.

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of the Saba OnDemand business. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of our OnDemand business to third parties and will depend upon them to provide adequate management and maintenance services.

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

For example, from the beginning of fiscal 2004 through the end of fiscal 2006, the market price for our common stock has fluctuated between $6.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

In addition, the stock market in general, and the Nasdaq Global Market (formerly the Nasdaq National Market) technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price and trading volume of our common stock may prevent our stockholders from selling their shares at a favorable price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. We have additional leased facilities in the Baltimore, Maryland, Lexington, Massachusetts and Duluth, Georgia metropolitan areas and in Australia, Brazil, France, Canada, Germany, India, Mexico, the United Kingdom and Japan. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006. If the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February

2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Saba plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, effectively rendering that patent of no further force or effect. Saba believes that it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action.

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

PART II

IT EM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “SABA.” The following table sets forth the range of the quarterly high and low sales prices of our common stock for the periods indicated.

Year ended May 31, 2006	High	Low
First Quarter	$4.70	$3.77
Second Quarter	$4.25	$3.00
Third Quarter	$6.30	$3.52
Fourth Quarter	$6.75	$5.05

Year ended May 31, 2005	High	Low
First Quarter	$4.17	$3.22
Second Quarter	$4.55	$3.25
Third Quarter	$6.43	$3.89
Fourth Quarter	$5.59	$3.75

We had approximately 277 stockholders of record as of May 31, 2006. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our credit facility restricts our ability to pay cash dividends. For a description of this credit facility and these restrictions, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resource—Capital Obligations and Commitments.

ITEM 6:     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of May 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2003 and 2002 and the balance sheet data as of May 31, 2004, 2003 and 2002 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Years ended May 31,
	2006 (2)(3)	2005 (2)	2004	2003	2002 (1)
Consolidated Statement of Operations Data:
Total revenues	$71,147	$42,210	$34,471	44,416	$55,648
Gross profit	46,010	29,340	21,791	29,644	39,470
Total operating expenses	52,389	32,419	34,161	47,083	64,812
Loss from operations	(6,379)	(3,079)	(12,370)	(17,439)	(25,342)
Net loss	(6,931)	(3,416)	(12,683)	(17,207)	(25,467)
Basic and diluted net loss per share	(0.33)	(0.22)	(0.95)	(1.35)	(2.19)
Shares used in computing basic and diluted net loss per share	20,898	15,687	13,411	12,775	11,623

	May 31,
	2006 (2)(3)	2005 (2)	2004	2003	2002 (1)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,029	$15,408	$16,778	$21,197	$22,141
Total assets	107,034	54,299	31,741	40,836	48,688
Long-term obligations, less current portion	7,321	6,286	3,370	3,964	3,443
Total stockholders’ equity	51,847	20,834	6,521	18,460	24,346

(1)	Fiscal year 2002 results included amortization of goodwill.
(2)	Saba completed its acquisition of THINQ Learning Solutions, Inc. of May 5, 2005.
(3)	Saba completed its acquisition of Centra Software, Inc. as of January 31, 2006.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 1A: “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

OVERVIEW OF OUR BUSINESS AND INDUSTRY

Business, Principal Products, and Locations

We are a leading provider of human capital management software and solutions, which are designed to help enterprises of all sizes increase organizational performance, understand and maximize the value of their people and manage people-related risks – risks that include the aging workforce, the generational shift in the workforce and the increasingly competitive labor market and associated employee and executive turnover. With intense competition for talent and the need to adapt quickly to changing markets, managing the workforce well is critical to an organization’s ability to create sustainable competitive advantage.

Our solutions help our customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing our solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners, and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

On May 5, 2005, we completed the acquisition of THINQ Learning Solutions, Inc. (“THINQ”), a provider of enterprise learning management solutions which allowed us to expand our customer base and provided greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

On January 31, 2006, we completed the acquisition of Centra Software, Inc. (“Centra”), a provider of online learning and training software and services. We believe our acquisition of Centra continues to strengthen our competitive position in the human capital management market and allows us to broaden and deepen our product offerings. In addition, as a result of the acquisition our customer base is substantially larger and we have enhanced our global reach and resources, allowing us to better serve our customers. The Centra acquisition included total purchase consideration of $62.3 million. We have included the results of operations of Centra in our consolidated financial statements beginning February 1, 2006. In connection with the acquisition of Centra, we allocated $760,000 of the purchase price to in-process research and development, or IPR&D, that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended May 31, 2006.

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. Going forward, we expect the Centra product lines and our Saba

Performance product to generate a larger percentage of our license sales. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

OnDemand

OnDemand revenue includes revenue derived from subscription-based managed application services. These services are generally provided pursuant to annual agreements and the associated revenue is recognized ratably over the term of the agreement. With the acquisition of Centra, we believe that this line of revenue will become a larger percentage of our total revenue.

Licenses Updates and Product Support

License updates and product support includes the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our license updates and product support revenue depends upon both our sales of additional software licenses and annual renewals of existing license updates and product support agreements. We expect license updates and product support revenue to increase due to our expanded customer base resulting from the Centra acquisition. At the date of the Centra acquisition, we recorded fair value adjustments totaling $4.7 million, to reduce Centra’s license updates and product support obligations to the estimated fair values at the acquisition date. As former Centra customers renew these license updates and product support contracts, we will recognize the full value of the license updates and product support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

We believe that license updates and product support revenue will continue to grow as we anticipate that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase license updates and product support.

Professional Services

Our professional services business consists of consulting, education and learning services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementation are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. Although we provide consulting services on a time and materials basis, a significant portion of these services is provided on a fixed fee basis. Learning services are less dependent than consulting and education services on the sale of our licenses. Learning services present additional opportunities that arise at different times throughout a customer life cycle.

Locations

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

Significant Trends and Developments in Our Business

Since we commenced operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration in the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and throughout fiscal 2005 and 2006.

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

During fiscal 2006 and as a result of our acquisitions of Centra and THINQ, we implemented restructuring programs to consolidate excess facilities. During fiscal 2004, in response to the global economic slowdown, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions and included the consolidation of excess facilities. There were no restructuring programs implemented in fiscal 2005. Although we do not have any current plans to implement additional restructuring programs, business conditions may require us to reduce or otherwise adjust our workforce or consolidate excess facilities in the future.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee.

Revenue recognition. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we do not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with SOP 97-2.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $19.0 million as of May 31, 2006. The allowance for doubtful accounts, which totaled $114,000 as of May 31, 2006, is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Effective June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As such, we ceased amortization of goodwill as of May 31, 2002. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives. Total amortization of goodwill prior to June 1, 2002 was $2.5 million. Our remaining goodwill balance at May 31, 2006 was $38.2 million, including $23.4 million and $9.6 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Amortization of purchased intangible assets, including acquired developed technology, was $1,864,000 for fiscal 2006, $59,000 for fiscal 2005 and $540,000 for fiscal 2004. As of May 31, 2006, our purchased intangible assets balance was $20.4 million.

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

Restructuring costs. The total accrued restructuring balance as of May 31, 2006 was $2.0 million, which was comprised of $1.1 million for facilities related charges and $927,000 for workforce reduction charges, of which $1.5 million was recorded as part of purchase accounting. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs or a decrease of the purchase price. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2006, 2005 AND 2004

Revenues

	Years ended
	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues	May 31, 2004	Percent of Total Revenues
	(dollars in thousands)
Revenues:
License	$20,663	29%	$13,794	33%	$9,665	28%
License updates and product support	21,058	30%	13,564	32%	11,390	33%
OnDemand	6,085	8%	1,689	4%	1,598	5%
Professional Services	23,341	33%	13,163	31%	11,818	34%

Total revenues	$71,147	100%	$42,210	100%	$34,471	100%

Total revenues increased 69% during fiscal 2006 compared to fiscal 2005 and increased 22% during fiscal 2005 compared to fiscal 2004. As a percentage of total revenues, revenues from customers outside the United States represented approximately 28% for fiscal 2006, 42% for fiscal 2005 and 44% for fiscal 2004. In fiscal 2006, 2005 and 2004, no customer represented more than 10% of total revenues.

License Revenue. License revenue increased $6.9 million, or 50%, during fiscal 2006 compared to fiscal 2005. This increase was due primarily to an increase in sales activity in our Human Capital Management products to new customers as well as additional licenses to existing customers, including customers gained through the Centra and THINQ acquisitions. In addition, license revenue from Centra was included from February 1, 2006. License revenue increased $4.1 million, or 43%, during fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in license revenue in the United States resulting from the expansion of our North American sales team in fiscal 2004.

License Updates and Product Support Revenue. License updates and product support revenue increased $7.5 million, or 55%, during fiscal 2006 compared to fiscal 2005. This increase was primarily attributable to continued growth in our installed base, both organically as well as from the addition of the Centra and THINQ installed base of customers. License updates and product support revenue increased $2.2 million, or 19%, during fiscal 2005 compared to fiscal 2004. The increase was due primarily to continued growth in our installed base of customers.

OnDemand Revenue. OnDemand revenue increased $4.4 million, or 260%, during fiscal 2006 compared to fiscal 2005. The increase in OnDemand revenue was attributable to increased customer demand for these offerings from both existing customers and new customers, as well as the inclusion of Centra’s OnDemand business from February 1, 2006. OnDemand revenue increased $91,000, or 6%, during fiscal 2005 compared to fiscal 2004.

Professional Services Revenue. Professional services revenue increased $10.2 million, or 77%, during fiscal 2006 compared to fiscal 2005. This increase was primarily due to an increase in implementation consulting services related to increased license sales, as well as consulting services provided to our expanded customer base, including the customers gained in the THINQ acquisition. Professional services revenue increased $1.3 million, or 11%, during fiscal 2005 compared to fiscal 2004. This increase was primarily due to an increase in the number of active projects in fiscal 2005 as a result of an increase in the number of new license deals during the year.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Years ended
	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues	May 31, 2004	Percent of Total Revenues
	(dollars in thousands)
Cost of revenues:
Cost of license	$733	1%	$404	1%	$222	1%
Cost of license updates and product support	4,714	6%	2,069	5%	1,674	5%
Cost of OnDemand	2,500	3%	809	2%	858	3%
Cost of professional services	16,797	24%	9,588	23%	9,525	27%
Amortization of acquired developed technology	393	1%	—	—%	401	1%

Total cost of revenues	$25,137	35%	$12,870	31%	$12,680	37%

The following table is the summary of gross margin:

	Years ended May 31,
	2006	2005	2004
	(in thousands, except percentages)
Gross margin:
License (including amortization of acquired developed technology)	$19,537	$13,390	$9,042
Percentage of license revenue	95%	97%	94%
License updates and product support	16,344	11,495	9,716
Percentage of license updates and product support revenue	78%	85%	85%
OnDemand	3,585	880	740
Percentage of OnDemand revenue	59%	52%	46%
Professional services	6,544	3,575	2,293
Percentage of professional services revenue	28%	27%	19%

Total	$46,010	$29,340	$21,791
Percentage of total revenues	65%	70%	63%

Total cost of revenues increased by $12.3 million, or 95%, in fiscal 2006 when compared to fiscal 2005 and increased $190,000, or 2%, in fiscal 2005 when compared to fiscal 2004.

Cost of License Revenue. Cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue increased $329,000, or 81%, in fiscal 2006 when compared to fiscal 2005 and increased $182,000, or 82%, in fiscal 2005 when compared to fiscal 2004. The increases in the cost of license revenue for fiscal 2006 compared to fiscal 2005 and for fiscal 2005 compared to fiscal 2004 were primarily attributable to the variability in the amount of royalties paid to third parties, in part due to the acquisitions of THINQ and Centra.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $2.6 million, or 128%, in fiscal 2006 compared to fiscal 2005. The increase was primarily due to the cost to support the license updates and product support contracts assumed in the THINQ and Centra acquisitions, as well as additional investment in our license updates and product support organization to support our growing customer base. Cost of license updates and product support revenue increased $395,000, or 24%, in fiscal 2005 compared to fiscal 2004. The increase was due primarily to the investment in our license updates and product support organization to support our growing customer base. As a result of the increase in the cost of license updates and product support revenue, gross margin on license updates and product support declined from 85% in fiscal 2005 to 78% in fiscal 2006. The decline in gross margin on license updates and product support experienced during fiscal 2006 was the result of license update and product support contracts assumed in the THINQ and Centra acquisitions for which we incurred costs to provide the contracted services without all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization. Gross margin was constant at 85% in fiscal 2005 and 2004.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $1.7 million, or 209%, in fiscal 2006 compared to fiscal 2005. The increase in cost of OnDemand revenue was primarily due to the additional headcount, third party co-location and connectivity fees and infrastructure costs associated with generating the additional OnDemand revenue. Cost of OnDemand revenue decreased by $49,000, or 6%, in fiscal 2005 compared to fiscal 2004. The increases in gross margin experienced in fiscal 2006 when compared to fiscal 2005 as well as the increase in gross margin from fiscal 2004 to fiscal 2005 were primarily the result of a growing user base.

Cost of Professional Services Revenue. Cost of professional services revenue includes salaries and related expenses for our professional services, as well as third-party subcontractors and billed expenses. Cost of professional services revenue increased by $7.2 million, or 75%, in fiscal 2006 compared to fiscal 2005 due primarily to the additional headcount and third party contractors required to drive the increased professional services revenue and to meet our customer demands. The increase in cost of services revenue in fiscal 2005 compared to fiscal 2004 of $63,000, or 1%, was primarily attributable to an increase in consulting personnel expenses driven by an increase in professional services revenue in fiscal 2005.

Operating Expenses

We classify all operating expenses, except amortization of stock compensation charges, amortization of purchased intangible assets, in-process research and development and settlement of litigation, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows, and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

	Years ended
	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues	May 31, 2004	Percent of Total Revenues
	(dollars in thousands)
Operating expenses:
Research and development	$14,107	20%	$9,349	22%	$9,972	29%
Sales and marketing	28,692	40%	17,520	42%	17,947	52%
General and administrative	7,532	11%	5,499	13%	4,357	13%
In-process research and development	760	1%	—	—%	—	—%
Amortization of purchased intangible assets	1,298	2%	51	—%	139	—%
Amortization of deferred compensation and other stock compensation charges	—	—%	—	—%	45	—%
Settlement of litigation	—	—%	—	—%	1,701	5%

Total operating expenses	$52,389	74%	$32,419	77%	$34,161	99%

Research and development. Research and development expenses increased $4.8 million or 51% during fiscal 2006 compared to fiscal 2005, due primarily to an increase in employee related salary and benefit expenses and engineering services provided by third party consultants to support the growth in our HCM product suite, as well as products acquired in the Centra acquisition. The increase in employee related salary and benefit expenses included the additional headcount from Centra from the date of acquisition and from THINQ for the full fiscal year. Research and development expenses decreased $0.6 million or 6% during fiscal 2005 compared to fiscal 2004, due primarily to a decrease in employee related costs as a result of reallocating headcount from the United States to our lower cost development center in India.

Sales and marketing. Sales and marketing expenses increased by $11.2 million or 64% during fiscal 2006 compared to fiscal 2005, primarily attributable to the increase in employee related salary and benefit expenses due to an increase in headcount of 51 primarily from the Centra acquisition, an increase in sales commissions on additional revenue, increases in travel related expenses and recruiting fees related to new hires not associated with acquisitions. During fiscal 2006, Saba focused on increasing its worldwide sales and marketing presence, including brand marketing and marketing events. During fiscal 2005, sales and marketing expenses decreased $427,000 or 2% compared to fiscal 2004 due primarily to decreases in travel and entertainment expenses and other personnel related costs of $160,000 and facilities costs of $460,000. These costs were partially offset by an increase in marketing related programs and services of $240,000.

General and administrative. General and administrative expenses increased $2.0 million or 37% during fiscal 2006 compared to fiscal 2005, due primarily to an increase in salaries and related benefits resulting from an increase in headcount and an increase in outside service provider fees, including accounting and legal, due primarily to post-acquisition services required as a result of the THINQ and Centra acquisitions, the restructure of certain facilities that were deemed excess as a result of the THINQ and Centra acquisitions and compliance with our corporate governance initiatives, including those required under the Sarbanes-Oxley Act of 2002. Depending on our market capitalization on November 30, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act for either the fiscal year ended May 31, 2007 or May 31, 2008. We anticipate the cost of assessing our controls and performing other documentation and testing in accordance with Section 404 will be significant and will have a material impact on our general and administrative expenses for whichever year we will be required to comply with Section 404. The increase in salaries and related benefits included the additional headcount from Centra from the date of acquisition and from THINQ for full fiscal year. General and administrative expenses increased $1.1 million, or 26%, during fiscal 2005 compared to fiscal 2004. Accounting and tax-related fees increased approximately $687,000 due in part to $253,000 of third-party consulting costs for Sarbanes-Oxley compliance and $425,000 of audit and tax services fees for the year in part attributable to the THINQ acquisition. In addition, bad debt expense of $153,000 in fiscal 2005 represents an increase of $338,000 from fiscal 2004 due to a net credit in 2004 of $185,000. Facilities-related costs also increased by approximately $160,000.

Amortization of purchased intangible assets. Amortization of purchased intangible assets increased by $1.2 million in fiscal 2006 compared to fiscal 2005, primarily due to the Centra and THINQ acquisitions. In fiscal 2005, we amortized $49,000 of purchased intangibles related to customer relationships as a result of our May 2005 acquisition of THINQ. In addition, we amortized the remaining $2,000 related to the March 2001 acquisition of Human Performance Technologies, Inc. Future amortization expense over each of the next five years is currently expected to range from $4.0 million in fiscal 2007 through $3.3 million in fiscal 2011. We periodically review our intangible assets and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Amortization of deferred stock compensation and other stock compensation charges. During fiscal 2004, we amortized our remaining deferred stock compensation of $45,000. There was no amortization of deferred stock compensation and other stock compensation charges in fiscal 2006 or fiscal 2005.

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

Restructuring charges

During fiscal 2006, we implemented a restructuring program to consolidate excess facilities as a result of our acquisitions of THINQ and Centra. The restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During fiscal 2004, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2006	2005	2004
	(in thousands)
Cost of revenues	$—	$—	$154
Research and development	—	—	166
Sales and marketing	—	—	73
General and administrative	358	(32)	39

Total	$358	$(32)	$432

During 2006, the facilities restructuring charges of $358,000 were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2008. During fiscal 2005, we reduced our facilities restructuring reserve for $32,000 as a result of an amendment to a sub-tenant agreement. During fiscal 2004, the net restructuring charges of $432,000 were comprised of $473,000 for excess facilities and a reduction to a prior year workforce reduction accrual of $41,000 that resulted from severance payments that were less than previous estimates.

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net increased to income of $164,000 in fiscal 2006 compared to a net expense of $12,000 in fiscal 2005. The increase was primarily due to the resulting interest income from higher average cash balances during fiscal 2006. Interest income and other, net was a net expense of $12,000 in fiscal 2005 compared to a net expense of $101,000 in fiscal 2004. The decrease in net expense in fiscal 2005 compared to 2004 was due primarily to a decrease in foreign exchange losses resulting from favorable fluctuations in foreign currency denominated receivables and an increase in interest income in fiscal 2005.

Interest expense

Interest expense was $431,000 in fiscal 2006, $77,000 in fiscal 2005 and $104,000 in fiscal 2004. The increase in interest expense during fiscal 2006 compared to fiscal 2005 was primarily due to the interest related to the average debt outstanding under the bank credit facility during fiscal 2006. The decrease in interest expense in fiscal 2005 compared to fiscal 2004 was due to a decrease in average debt outstanding in during fiscal 2005.

Provision for income taxes

From inception to May 31, 2006, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $285,000 in fiscal 2006, $248,000 in fiscal 2005 and $108,000 in fiscal 2004. Income tax expense has consisted entirely of foreign income tax expense incurred as a result of local country profits.

The tax returns of one of the Company’s subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and net income.

The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2006. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. We have incurred net losses in each quarter since inception and expect to continue to incur losses in the foreseeable future. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2006	Feb 28, 2006	Nov 30, 2005	Aug 31, 2005	May 31, 2005	Feb 28, 2005	Nov 30, 2004	Aug 31, 2004
	(in thousands, except per share data)
Revenues:
License	$6,124	$6,019	$5,124	$3,396	$4,196	$3,758	$3,318	$2,522
License updates and product support	6,864	5,170	4,652	4,372	3,678	3,381	3,140	3,365
OnDemand	3,039	1,510	752	784	521	423	413	332
Professional Services	7,014	5,547	5,704	5,076	3,627	2,976	3,466	3,094

Total revenues	23,041	18,246	16,232	13,628	12,022	10,538	10,337	9,313

Cost of revenues	8,231	6,066	5,539	5,301	3,595	2,938	3,241	3,096

Gross profit	14,810	12,180	10,693	8,327	8,427	7,600	7,096	6,217
Operating expenses:
Research and development	5,036	3,488	2,825	2,758	2,152	2,417	2,415	2,365
Sales and marketing	9,877	7,252	6,093	5,470	4,745	4,309	4,129	4,337
General and administrative	2,670	2,093	1,337	1,432	1,955	1,228	1,184	1,132
In-process research and development	—	760	—	—	—	—	—	—
Amortization of purchased intangible assets	633	325	170	170	51	—	—	—

Total operating expenses	18,216	13,918	10,425	9,830	8,903	7,954	7,728	7,834

(Loss) income from operations	(3,406)	(1,738)	268	(1,503)	(476)	(354)	(632)	(1,617)
Interest income (expense) and other, net	95	(140)	(111)	(111)	12	(73)	(10)	(18)

(Loss) income before provision for income taxes	(3,311)	(1,878)	157	(1,614)	(464)	(427)	(642)	(1,635)
Provision for income taxes	(185)	(66)	(26)	(8)	(108)	(58)	(40)	(42)

Net (loss) income	$(3,496)	$(1,944)	$131	$(1,622)	$(572)	$(485)	$(682)	$(1,677)

Basic and diluted net (loss) income per share	$(0.12)	$(0.09)	$0.01	$(0.09)	$(0.03)	$(0.03)	$(0.04)	$(0.12)

Shares used in computing basic net (loss) income per share	28,059	20,674	17,523	17,295	16,483	16,146	16,107	14,026

Shares used in computing diluted net (loss) income per share	28,059	20,674	18,082	17,295	16,483	16,146	16,107	14,026

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

Other factors that could affect our quarterly operating results include those described under the caption Item: 1A Risk Factors and below:

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and professional services revenues and the mix of new orders for our license and OnDemand revenues in any quarter;

•	technical difficulties or service interruptions of our computer network systems or the Internet generally;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business;

•	foreign currency fluctuations; and

•	acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006, our principal source of liquidity included cash and cash equivalents of $23.0 million. At May 31, 2006, our bank facility covenants required us to maintain cash, net of the outstanding term debt, of $6.0 million on a monthly basis.

	Years ended May 31,
	2006	2005	2004
Cash provided by (used in) operating activities	$93	$(7,318)	$(7,194)
Cash provided by (used in) investing activities	7,121	(148)	3,203
Cash provided by financing activities	407	6,246	3,053

Cash Provided By (Used In) Operating Activities

Our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash provided by operating activities was $93,000 in fiscal 2006 compared to cash used of $7.3 million in fiscal 2005. The increase is primarily a result of changes in operating assets and liabilities providing $3.6 million and non-cash charges of $3.5 million offset by a higher net loss of $6.9 million for the year. The primary sources of the increase in fiscal 2006 were increases in deferred revenues of $5.8 million and accounts receivables of $0.4 million as a result of increased billings in fiscal 2006, particularly in the fourth quarter of fiscal 2006 due to the addition of Centra and an increase in accounts payable of $2.0 million, partially offset by decreases in accrued expenses and accrued compensation and related expenses of $4.9 million in fiscal 2006. Non-cash expenses, such as amortization of intangibles, write-off of in-process research and development and depreciation, increased to $3.5 million in fiscal 2006 from $0.7 million in fiscal 2005.

Cash used in operating activities was $7.3 million in fiscal 2005 compared to $7.2 million in fiscal 2004, representing a 2% increase. The increase is primarily a result of greater movements in operating assets and liabilities of $4.6 million offset by a lower net loss of $3.4 million for the year as we reduced overall expenses before non-cash items such as amortization of intangibles, stock compensation and depreciation by approximately $1.5 million and increased our revenues by approximately $7.7 million in fiscal 2005. Net movements on operating assets and liabilities used approximately $4.7 million of cash in fiscal 2005 compared to net movements that provided $2.7 million in cash during fiscal 2004. The primary sources of this decrease in fiscal 2005 were increases in receivables of $3.4 million as a result of increased revenues in fiscal 2005, particularly in the latter part of the fourth quarter of fiscal 2005, and decreases in accrued and accrued compensation and related expenses of $1.4 million in fiscal 2005.

Cash Provided By (Used In) Investing Activities

Cash provided by investing activities of $7.1 million in fiscal 2006 was primarily attributable to the net cash acquired through the acquisition of Centra of $8.3 million offset by purchases of property and equipment of approximately $1.2 million. Cash used in investing activities in fiscal 2005 was primarily attributable to the purchases of property and equipment of approximately $249,000 offset by maturities of short-term investments of $150,000. Cash provided by investing activities in fiscal 2004 was primarily attributable to proceeds from redemptions and maturities of short-term investments, net of purchases, of $3.5 million.

Cash Provided By Financing Activities

Cash provided by financing activities decreased in fiscal 2006 by $5.8 million compared to fiscal 2005 due primarily to the first quarter of fiscal 2005 private placement of common stock of $8.6 million, partially offset by lower net repayments of borrowings under our credit facilities and equipment term loans of approximately $0.6 million in fiscal 2006 compared to $2.7 million during fiscal 2005. Cash provided by financing activities increased by $3.2 million in fiscal 2005 compared to fiscal 2004 due primarily to higher proceeds from the issuance of common stock that included $8.6 million in a private placement in the first quarter of fiscal 2005. This increase was partially offset by net repayments of borrowings under our credit facilities and equipment term loans of $2.7 million during fiscal 2005 compared to net borrowings under our credit facilities and equipment term loans of $2.9 million in fiscal 2004.

Contractual Obligations and Commitments

As of May 31, 2006, we did not have any material commitments for capital leases. Our principal commitment consisted of obligations under operating leases and our credit facility. On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility replaces the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of May 31, 2006, the Company had borrowings on the credit facility of $6.0 million.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2006, the Company was in compliance with all covenants. If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

The following table summarizes our contractual obligations at May 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $26.8 million in operating leases, $503,000, which is net of estimated sublease income of $550,000, is included in accrued restructuring charges as of May 31, 2006.

	Payments due by period
	Total	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter
Contractual obligations:
Long-Term debt obligations	$6,292	$2,330	$2,247	$1,694	$21	$—	$—
Operating lease obligations	26,766	4,144	3,916	2,608	2,729	2,613	10,756
Other long-term liabilities	1,100	655	130	105	105	105	—

Total	$34,158	$7,129	$6,293	$4,407	$2,855	$2,718	$10,756

As of May 31, 2006, we did not have any significant purchase obligations for goods or services that are enforceable and legally binding.

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

Off-Balance Sheet Arrangements

As of May 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

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

As of May 31, 2006, we had $6.0 million outstanding under the term loan, no outstanding borrowings under the receivables borrowing base revolving credit line and were in compliance with all of the covenants related to this credit facility.

At May 31, 2006, we had cash and cash equivalents totaling $23.0 million. Of this amount, approximately $17.4 million was invested in money market accounts bearing variable interest rates of between 0.50% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2006, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds and Australian dollars, was $171,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

IN DEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

August 18, 2006

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,029	$15,408
Restricted cash	500	140
Accounts receivable (net of allowance of $114 at May 31, 2006 and $329 at May 31, 2005)	18,993	15,187
Prepaid expenses and other current assets	2,709	1,543

Total current assets	45,231	32,278
Property and equipment, net	2,172	874
Goodwill	38,164	15,164
Purchased intangible assets, net	20,449	4,993
Other assets	1,018	990

Total assets	$107,034	$54,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,782	$4,975
Accrued compensation and related expenses	6,259	2,969
Accrued expenses	6,265	4,529
Deferred revenue	24,230	12,406
Current portion of debt and lease obligations	2,330	2,300

Total current liabilities	47,866	27,179
Deferred revenue	526	51
Accrued rent	2,833	2,839
Debt and lease obligations, less current portion	3,962	3,396

Total liabilities	55,187	33,465
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at May 31, 2006 and 2005; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 28,509,483 and 17,987,247 shares issued at May 31, 2006 and 2005	29	18
Additional paid-in capital	247,716	209,621
Treasury stock: 102,997 shares at May 31, 2006 and 2005, at cost	(232)	(232)
Accumulated deficit	(195,359)	(188,428)
Accumulated other comprehensive loss	(307)	(145)

Total stockholders’ equity	51,847	20,834

Total liabilities and stockholders’ equity	$107,034	$54,299

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2006	2005	2004
Revenues:
License	$20,663	$13,794	$9,665
License updates and product support	21,058	13,564	11,390
OnDemand	6,085	1,689	1,598
Professional services	23,341	13,163	11,818

Total revenues	71,147	42,210	34,471

Cost of revenues:
Cost of license	733	404	222
Cost of license updates and product support	4,714	2,069	1,674
Cost of OnDemand	2,500	809	858
Cost of professional services	16,797	9,588	9,525
Amortization of acquired developed technology	393	—	401

Total cost of revenues	25,137	12,870	12,680

Gross profit	46,010	29,340	21,791

Operating expenses:
Research and development	14,107	9,349	9,972
Sales and marketing	28,692	17,520	17,947
General and administrative	7,532	5,499	4,357
In-process research and development	760	—	—
Amortization of purchased intangible assets	1,298	51	139
Amortization of deferred stock compensation and other stock charges	—	—	45
Settlement of litigation	—	—	1,701

Total operating expenses	52,389	32,419	34,161

Loss from operations	(6,379)	(3,079)	(12,370)
Interest income and other, net	164	(12)	(101)
Interest expense	(431)	(77)	(104)

Loss before provision for income taxes	(6,646)	(3,168)	(12,575)
Provision for income taxes	(285)	(248)	(108)

Net loss	$(6,931)	$(3,416)	$(12,683)

Basic and diluted net loss per share	$(0.33)	$(0.22)	$(0.95)

Shares used in computing basic and diluted net loss per share	20,898	15,687	13,411

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at May 31, 2003	—	$—	13,328,680	$13	$191,281	$(45)	(102,578)	$(232)	$(172,329)	$(228)	$18,460
Repurchase of common stock	—	—	—	—	—	—	(419)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	22,391	1	75	—	—	—	—	—	76
Issuance of common stock in connection with exercise of stock options, net of repurchases	—	—	19,291	—	33	—	—	—	—	—	33
Issuance of common stock for settlement of litigation	—	—	134,055	—	576	—	—	—	—	—	576
Amortization of deferred stock compensation	—	—	—	—	—	45	—	—	—	—	45
Net loss	—	—	—	—	—	—	—	—	(12,683)	—	(12,683)
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	19	19

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(12,669)

Balance at May 31, 2004	—	—	13,504,417	14	191,965	—	(102,997)	(232)	(185,012)	(214)	6,521
Issuance of common stock under employee stock purchase plan	—	—	51,244	—	151	—	—	—	—	—	151
Issuance of common stock in connection with exercise of stock options	—	—	57,086	—	163	—	—	—	—	—	163
Issuance of common stock	—	—	2,674,500	2	8,626	—	—	—	—	—	8,628
Issuance of common stock in connection with the acquisition of THINQ	—	—	1,700,000	2	8,716	—	—	—	—	—	8,718
Net Loss	—	—	—	—	—	—	—	—	(3,416)	—	(3,416)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	69	69

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,347)

Balance at May 31, 2005	—	$—	17,987,247	$18	$209,621	$—	(102,997)	$(232)	$(188,428)	$(145)	$20,834

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at May 31, 2005	—	$—	17,987,247	$18	$209,621	$—	(102,997)	$(232)	$(188,428)	$(145)	$20,834
Issuance of common stock under employee stock purchase plan	—	—	56,121	—	182	—	—	—	—	—	182
Issuance of common stock in connection with exercise of stock options	—	—	233,098	1	792	—	—	—	—	—	793
Issuance of common stock in connection with the acquisition of Centra	—	—	10,367,406	10	37,810	—	—	—	—	—	37,820
Cancellation of escrow shares from the acquisition of THINQ	—	—	(134,389)	—	(689)	—	—	—	—	—	(689)
Net loss	—	—	—	—	—	—	—	—	(6,931)	—	(6,931)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(162)	(162)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,093)

Balance at May 31, 2006	—	$—	28,509,483	$29	$247,716	$—	(102,997)	$(232)	$(195,359)	$(307)	$51,847

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2006	2005	2004
Operating activities:
Net loss	$(6,931)	$(3,416)	$(12,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	833	647	1,618
Amortization of purchased intangible assets	1,864	59	139
Amortization of acquired developed technology	—	—	401
Write-off of in-process research and development	760	—	—
Amortization of deferred stock compensation	—	—	45
Expense for common stock issued for settlement of litigation	—	—	576
Loss on disposal of property and equipment	8	—	—
Changes in operating assets and liabilities:
Accounts receivable	372	(3,356)	2,686
Prepaid expenses and other current assets	(272)	(465)	188
Other assets	108	117	(8)
Accounts payable	2,020	266	(88)
Accrued compensation and related expenses	456	412	(166)
Accrued expenses	(4,955)	(1,963)	391
Deferred revenue	5,837	61	(84)
Accrued rent	(7)	320	(148)
Other long-term liabilities	—	—	(61)

Net cash provided by (used in) operating activities	93	(7,318)	(7,194)
Investing activities:
Proceeds from redemption and maturities of short-term investments	40	150	3,476
Purchases of property and equipment	(1,235)	(249)	(273)
Cost of acquisitions, net of cash acquired	8,316	(49)	—

Net cash provided by (used in) investing activities	7,121	(148)	3,203
Financing activities:
Proceeds from issuance of common stock under employee stock plans	975	314	109
Proceeds from issuance of common stock, net of issuance costs	—	8,626	—
Principal payments under capital lease obligations		(37)	(35)
Borrowings under credit facility, net of issuance costs	6,624	4,813	14,093
Repayments on borrowings under the credit facility	(7,227)	(6,704)	(11,044)
Repayments on equipment term loans	(58)	(696)	—
Borrowings under equipment term loans	163	—	—
Repayments on note payable	(70)	(70)	(70)

Net cash provided by financing activities	407	6,246	3,053

Increase (decrease) in cash and cash equivalents	7,621	(1,220)	(938)
Cash and cash equivalents, beginning of period	15,408	16,628	17,566

Cash and cash equivalents, end of period	23,029	15,408	16,628
Short-term investments, end of period	—	—	150

Total cash, cash equivalents and short-term investments, end of period	$23,029	$15,408	$16,778

Supplemental disclosure of non-cash transactions:
Common stock issued for acquisitions, net of cancellations	$37,131	$8,718	$—

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$55	$78	$172

Cash paid for interest	$392	$73	$104

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (“Saba” or the “Company”) is a provider of human capital management solutions, which are designed to help enterprises of all sizes increase organizational performance, understand and maximize the value of their people and manage people-related risks – risks that include the aging workforce, the generational shift in the workforce and the increasingly competitive labor market and associated employee and executive turnover. With this intense competition for talent and the need to adapt quickly to changing markets, managing the workforce well is critical to an organization’s ability to create sustainable competitive advantage.

The Company’s solutions help its customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing the Company’s solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners, and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance. To date, Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues. Saba anticipates that revenues from Saba Enterprise Learning and related services will continue to constitute a substantial majority of its revenues for the foreseeable future.

Saba sells its products and related services worldwide primarily through a direct sales force and alliance partners. The Company’s corporate headquarters are located in Redwood Shores, California. In addition, the Company has international subsidiaries in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which it conducts various operating activities related to its business. In each of the non-U.S. jurisdictions in which it has subsidiaries, other than India, Saba has employees or consultants engaged in sales and services activities. In the case of its India subsidiary, Saba’s employees primarily engage in software development and quality assurance testing activities.

Saba was incorporated in the State of Delaware in April 1997.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Saba and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Short-term investments are investments

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with maturities between 90 days and one year. Cash, cash equivalents and short-term investments are stated at fair value based on quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates the designation as of each balance sheet date. The Company had no short-term investments as of May 31, 2006 and 2005.

Fair Value of Financial Instruments

Carrying amounts of certain of Saba’s financial instruments including cash, cash equivalents and accrued liabilities approximate fair value due to their short maturities. The carrying amount of Saba’s note payable, debt and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Saba.

Trade Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of risk include cash, cash equivalents and accounts receivable. Management believes the financial risks associated with these financial instruments are minimal.

Saba conducts business with companies in various industries throughout the world. Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and generally do not require collateral. Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues since inception. An allowance is maintained for potential credit issues, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on Saba’s assessment of the amount of probable credit losses in the existing accounts receivable. Saba determines the allowance based on the aging of the accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The changes in the allowance for doubtful accounts are as follows:

	Beginning Balance	Additions charged to Operations	Write- Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2004	$654	—	477	$177
May 31, 2005	$177	152	—	$329
May 31, 2006	$329	166	381	$114

At May 31, 2006, there were no customers accounting for more than 10% of Saba’s accounts receivable balance. At May 31, 2005, the Company’s accounts receivable included one customer that represented approximately 15% of the total balance.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Assets acquired under capital

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease obligations are amortized over the shorter of the estimated useful life of the asset or the life of the lease. Amortization expense for assets acquired under capital lease obligations is included with depreciation expense. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the life of the lease.

Purchased Intangible Assets and Goodwill

Purchased intangible assets consist of intellectual property, customer relationships, tradenames, and customer backlog acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of two to seven years.

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

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2006, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

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

Stock Options and Equity Instruments Exchanged for Services

Saba accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees while adhering to the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. Saba accounts for stock options issued to non-employees for services or assets acquired using the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. To calculate the expense or asset value, Saba uses either the fair value of the consideration received or the fair value of the equity instruments issued using the Black-Scholes-Merton option-pricing model, whichever is more reliably measured.

Pro forma information regarding net loss and net loss per share, which is required by SFAS No. 123, has been determined as if Saba had accounted for its employee stock options under the fair value method of SFAS

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123. The fair value of options granted in fiscal 2006, fiscal 2005 and fiscal 2004 reported below has been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years ended May 31,
	2006	2005	2004
Stock Option Plans:
Expected life (in years)	2.5	2.3	3.0
Risk-free interest rate	5.1%	3.4%	2.7%
Volatility	0.49	0.55	0.80
Dividend yield	0%	0%	0%

	Years ended May 31,
	2006	2005	2004
Employee Stock Purchase Plan:
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	5.3%	3.7%	2.1%
Volatility	0.44	0.96	0.76
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted for fiscal years 2006, 2005 and 2004 was $3.23, $2.85 and $1.85, respectively.

The following table illustrates the effect on net loss and net loss per share had compensation cost for Saba’s stock compensation plans been determined using the fair value method required by SFAS No. 123:

	Years ended May 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net loss as reported	$(6,931)	$(3,416)	$(12,683)
Add: Total stock-based employee compensation expense included in net loss	—	—	45
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,362)	(7,758)	(11,983)

Adjusted net loss	(13,293)	(11,174)	(24,621)

Net loss per share as reported	(0.33)	(0.22)	(0.95)

Adjusted net loss per share	(0.64)	(0.71)	(1.84)

The pro forma impact of options on the net loss for fiscal 2006 is not representative of the effects on results of operations or loss for future years, as future years may include the effects of additional stock option grants.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net loss	$(6,931)	$(3,416)	$(12,683)
Weighted-average shares of common stock outstanding	20,898	15,687	13,436
Weighted-average shares of common stock subject to repurchase	—	—	(25)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	20,898	15,687	13,411

Basic and diluted net loss per share	(0.33)	(0.22)	(0.95)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options and warrants to purchase common stock not included above of 509,101, 332,557 and 238,347 at May 31, 2006, 2005 and 2004, respectively. The common equivalent shares from options and warrants would be determined using the treasury stock method. In addition, potentially dilutive stock options representing 1.7 million, 0.5 million and 1.0 million shares of common stock for the years ended May 31, 2006, 2005 and 2004, respectively, have been excluded from the computation of diluted net loss per share because they have exercise prices higher than the average stock price during the respective periods and their inclusion would be anti-dilutive under the treasury stock method.

Revenue Recognition

Saba recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, as amended, Saba recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and does not recognizes revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satisfied. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months, and revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a significant portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. Saba uses labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2.

Accounts receivable includes amounts earned but unbilled of $2.4 million and $1.9 million at May 31, 2006 and 2005. Deferred revenue consists of prepaid or billed fees for services and support agreements and license fees to be recognized in future periods.

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $16,000, $89,000 and $71,000 in fiscal 2006, 2005 and 2004, respectively.

Foreign Currency Translation

In general, the functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive gain (loss) and is reported in the accompanying statement of stockholders’ equity. The components of accumulated other comprehensive loss are as follows (in thousands):

	May 31,
	2006	2005
Foreign currency translation losses	(307)	(145)

Accumulated other comprehensive loss	(307)	(145)

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R will

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require that any share based payment to an employee, including grants of employee stock options and purchases under employee stock purchase plans, be recognized in the statement of operations based on their fair value. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS No. 123R is effective for the first annual beginning after June 15, 2005, and will be effective for the Company beginning in fiscal 2007.

On June 1, 2006, the Company will adopt SFAS No. 123R using the modified prospective method. The effects of the adoption of SFAS No. 123R on our results of operations and financial condition are dependent upon a number of factors, including the number of employee options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercises and forfeiture patterns and the stock option valuation model used to estimate the fair value of each option. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations. The section within Note 2 entitled Stock Options and Equity Instruments Exchanged for Services provides an indication of the effects of using the Black-Scholes-Merton option pricing model using the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan options upon the results of operations for the 12 months ended May 31, 2006, 2005 and 2004.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, Share-Based Payment. SAB 107 provides guidance regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R and modification of options prior to the adoption of SFAS No. 123R. We are currently assessing the guidance in SAB 107 as part of our evaluation of the adoption of SFAS No. 123R.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 became effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. Adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , a replacement of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on June 1, 2006 will have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 in fiscal 2008 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

3.    Acquisitions

Centra Software, Inc.

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company for the period from February 1, 2006 through May 31, 2006. The total preliminary purchase price is $62.3 million, including acquisition related transaction costs, and is comprised of (in thousands):

Saba common stock (10.4 million shares valued at $3.65)	$37,820
Cash	19,419
Acquisition transaction costs	5,084

Total preliminary purchase price	$62,323

Acquisition related transaction costs include legal and accounting fees, accrued restructuring costs (see Note 13) and other external costs directly related to the Centra acquisition. The Saba common stock was valued based on the average closing sales price on the Nasdaq Global Market (formerly the Nasdaq National Market) from two days before and two days after the announcement of the transaction, October 6, 2005.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under business combination accounting, the total preliminary purchase price was allocated to Centra’s net tangible and identifiable intangible assets based on their estimated fair values as of January 31, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The total purchase price was allocated as follows (in thousands):

		Estimated Useful Lives
Cash	$27,731	—
Accounts receivable	4,333	—
Prepaid expenses	900	—
Property and equipment	928	—
Acquired Developed Technology	5,890	5 years
Customer relationships	10,170	6 years
Tradenames	820	5 years
Customer backlog	440	2 years
In-process research and development	760	—
Goodwill	23,279	—
Other assets	481	—
Accounts payable	(1,653)	—
Deferred revenue	(6,790)	—
Accrued expenses	(3,701)	—
Short and long-term debt	(702)	—
Other long-term liabilities	(563)	—

Total preliminary purchase price	$62,323

The preliminary allocation of the purchase price was based upon an estimated fair value of developed core technology, customer relationships, tradenames, customer backlog and in-process research and development, and was determined by management with the assistance of a third-party valuation. In performing the purchase price allocation of acquired intangible assets, the Company considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of Centra’s products, among other factors. In addition to identifiable intangible assets, the Company also purchased certain technologies being developed by Centra at the time of the acquisition, which is commonly referred to as In-Process Research and Development (“IPR&D”). The IPR&D acquired primarily related to Centra’s products designed specifically for online business communication, collaboration and learning. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, Saba recorded a $760,000 expense under the heading in-process research and development in the accompanying consolidated statements of operations upon acquisition.

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

The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters. If information becomes available to the Company prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net tangible assets were valued at their respective historical carrying amounts as these approximate fair value, except for deferred revenues and prepaid royalties that were written down to amounts that approximate their current fair values. Deferred revenues were reduced by $8.1 million to adjust deferred revenue to an amount equivalent to Saba’s legal obligation representing the estimated cost plus an appropriate profit margin to perform the services related to Centra’s software support and hosting contracts and performance of pre-paid professional services. Certain royalties for third-party technology rights were written-off as the Company determined that it would replace the third-party technology with the Company’s previously developed technology.

The results of operations of Centra are included in the Company’s consolidated financial statements from February 1, 2006. The pro forma results of operations disclosed below give effect to the acquisition of Centra as if the acquisition was consummated on June 1, 2004.

THINQ Learning Solutions, Inc.

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. to support its long-term strategic direction, strengthen its competitive position in the Human Capital Management market, expand its customer base and provide greater scale to increase its investment in research and development to accelerate innovation and increase stockholder value.

The total purchase price was $8.7 million, which consisted of $8.0 million of Saba common stock, $570,000 in cash for transaction costs and $100,000 in cash paid to THINQ stockholders. In allocating the purchase price based on estimated fair values, Saba recorded approximately $9.6 million of goodwill, $5.1 million of identifiable intangible assets and $5.9 million of net liabilities. The allocation of goodwill decreased by $279,000 in fiscal 2006 as a result of the return of approximately $689,000 of common stock held in escrow, partially offset by an increase in pre-merger liabilities resulting from the acquisition. As of May 31, 2006, approximately 281,000 shares remained in escrow.

In addition, up to an additional 100,000 shares of Company common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform (the “THINQ customer earn-out”). These shares, if issued, will be accounted for as additions to the purchase price in the periods in which they are earned. As of May 31, 2006, no shares have been issued.

Pro Forma Financial Information

The results of operations of Centra and THINQ are included in the Company’s consolidated financial statements from the dates of acquisition. The following table presents the pro forma results of operations and gives effect to the acquisition of Centra and THINQ as if the acquisitions were consummated at the beginning of each period presented. Centra and THINQ’s fiscal years ended on December 31 and their historical results have been aligned to more closely conform to Saba’s May 31 fiscal year end. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share amount).

	Year ended May 31,
	2006	2005
Total revenues	$99,090	$85,635
Net loss	$(5,392)	$(21,906)
Basic and diluted net loss per share	$(0.19)	$(0.81)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment

Property and equipment consists of the following (in thousands):

	May 31,		Estimated Useful Lives
	2006	2005
Computer equipment	$11,693	$9,856	1 to 3 Years
Office furniture and fixtures	1,864	1,911	5 Years
Leasehold improvements	1,035	1,005	1 to 5 Years
Construction in process	155	—	—

	14,747	12,772
Less accumulated depreciation and amortization	(12,575)	(11,898)

	$2,172	$874

5.    Purchased Intangible assets and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Customer backlog	$740	$(181)	$559	2.4 Years
Customer relationships	14,920	(1,293)	13,627	6.3 Years
Tradenames	820	(54)	766	5 Years
Acquired developed technology	5,890	(393)	5,497	5 Years

Total	$22,370	$(1,921)	$20,449

	May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Customer backlog	$300	$(8)	$292	3 Years
Customer relationships	4,750	(49)	4,701	7 Years

Total	$5,050	$(57)	$4,993

Amortization expense related to purchased intangible assets was $1,864,000, $59,000 and $540,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The total expected future amortization related to purchased intangible assets will be approximately $4,035,000, $3,955,000, $3,716,000, $3,716,000 and $3,268,000 in fiscal years 2007 through 2011, respectively, and $1,759,000 thereafter.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 10. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2006, Saba performed

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2006 and 2005 are as follows (in thousands):

Net Carrying Amount
Goodwill, as of May 31, 2004	$5,288
Add: Goodwill related to the THINQ acquisition	9,876

Goodwill, as of May 31, 2005	15,164
Adjustments to goodwill related to the THINQ acquisition	(279)
Add: Goodwill related to the Centra acquisition	23,279

Goodwill, as of May 31, 2006	$38,164

6.    Debt and Lease Obligations

Note Payable

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $52,500 and $122,500 at May 31, 2006 and 2005, respectively.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility replaces the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of May 31, 2006, the Company had borrowings under the term portion of the credit facility of $6.0 million. As of May 31, 2006, there were no borrowings and $6.8 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2006, the Company was in compliance with all covenants. If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. Rent expense was $4.6 million, $3.9 million and $4.2 million in fiscal 2006, 2005 and 2004, respectively. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

The following table summarizes Saba’s future minimum lease payments, net of sublease income for operating leases, and principal payments under debt obligations as of May 31, 2006. Of the $26.8 million in operating leases, $503,000, which is net of estimated sublease income of $550,000, is included in accrued restructuring charges as of May 31, 2006.

	Payments due by period
Contractual obligations:	Total	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter
Long-Term debt obligations	$6,292	$2,330	$2,247	$1,694	$21	$—	$—
Operating lease obligations	26,766	4,144	3,916	2,608	2,729	2,613	10,756
Other long-term liabilities	1,100	655	130	105	105	105	—

Total	$34,158	$7,129	$6,293	$4,407	$2,855	$2,718	$10,756

7. Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2006 Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	3,932,104
Stock options available for future grant	233,701
Employees stock purchase plan	1,005,169
THINQ customer earn-out	100,000

5,270,974

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the Board of Directors. Shares issued under the ESPP were 56,121 during fiscal 2006 and 51,244 during fiscal 2005. As of May 31, 2006, 1,005,169 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,807 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2006, 92,523 shares were available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. As of May 31, 2006, 141,178 shares were available for issuance under the 2000 Plan.

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share
Balance, May 31, 2003	2,731,770	$13.38
Granted	1,295,900	3.70
Exercised	(19,291)	1.82
Canceled	(1,513,788)	14.68

Balance, May 31, 2004	2,494,591	$7.65
Granted	494,850	4.12
Exercised	(57,086)	2.86
Canceled	(714,091)	8.91

Balance, May 31, 2005	2,218,264	$6.58
Granted	2,527,650	4.63
Exercised	(233,098)	3.53
Canceled	(580,712)	8.10

Balance, May 31, 2006	3,932,104	$5.28

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of May 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
				Number	Weighted-Average Exercise Price
$0.20 - 2.52	278,035	2.6	$2.19	238,810	$2.13
$2.53 - 3.62	72,050	3.9	$3.53	34,443	$3.53
$3.63 - 3.63	348,077	3.1	$3.63	215,627	$3.63
$3.78 - 3.78	406,000	3.8	$3.78	211,856	$3.78
$3.80 - 5.00	1,413,944	5.0	$4.25	320,045	$4.20
$5.01 - 7.40	1,188,758	4.1	$5.32	117,408	$6.71
$8.12 - 11.00	151,201	1.5	$8.52	148,655	$8.50
$11.01 - 39.36	39,052	1.1	$24.23	39,052	$24.23
$40.00 - 117.50	34,987	0.2	$72.50	34,987	$72.50

	3,932,104	4.3	$5.28	1,360,883	$6.68

Saba recorded deferred stock compensation of approximately $37.1 million during fiscal 2000 and $1.3 million during fiscal 1999 representing the difference between the exercise price and the deemed fair value for financial accounting purposes of Saba’s common stock on the grant date for certain stock options granted to employees. These amounts were being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Amortization of deferred stock compensation amounted to approximately $45,000 for fiscal 2004. There was no amortization of deferred stock compensation during fiscal 2006 and 2005 as all amounts were fully amortized as of May 31, 2004. Amortization of deferred stock compensation and other stock charges relates to the following:

Year ended May 31, 2004

(in thousands)
Cost of services	$4
Research and development	6
Sales and marketing	5
General and administrative	30

$45

8. Income Taxes

The provision for income taxes of $285,000 for fiscal 2006, $248,000 for fiscal 2005 and $108,000 for fiscal 2004 has been comprised entirely of income taxes related to foreign operations.

Pretax income from foreign operations was approximately $501,000 in fiscal 2006, $425,000 in fiscal 2005 and $221,000 in fiscal 2004.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

	May 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$76,807	$55,608
Deferred revenue	62	—
Accruals	2,609	1,638
Property, equipment and purchased intangible assets	1,889	2,535
Tax credit carryforwards	2,978	2,493
Other assets	—	263

	84,345	62,537
Valuation allowance	(76,131)	(60,487)

Total deferred tax assets	8,214	2,050
Deferred tax liabilities:
Purchased intangible assets	(8,210)	(2,047)
Other	(4)	(3)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $15.6 million in fiscal 2006 and increased by $2.4 million in fiscal 2005. Approximately $40,000 of the valuation allowance at May 31, 2006 is attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders’ equity.

Approximately $20.9 million of the valuation allowance is attributable to net operating losses and credit carryforwards from business combinations, which if recognized will be credited to goodwill, other non-current intangible assets or stockholder’s equity.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	Years ended May 31,
	2006	2005	2004
	(in thousands)
U.S. federal benefit at statutory rate	$(2,326)	$(1,108)	$(4,402)
Net operating loss and temporary differences for which no benefit was realized	2,185	1,213	4,405
Unbenefitted net foreign losses	104	101	67
Purchased in-process research and development	266	—	—
Nondeductible expenses	56	42	38

Total	$285	$248	$108

As of May 31, 2006, the Company had net operating loss carryforwards of approximately $209 million for federal tax purposes and approximately $106 million for state tax purposes. Saba also has research credit

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards of approximately $1.3 million for federal tax purposes and approximately $2.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2010 through fiscal 2026. The state net operating loss carryforwards will expire in fiscal 2007 through 2026 and the California state research credit will carry forward indefinitely. The Massachusetts research credit carryforward will expire beginning in 2015. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The tax returns of one of the Company’s subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. The Company believes that adequate tax provisions have been provided for the likely outcome of the ongoing examination.

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

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Total Revenue			Long-Lived Assets
	2006	2005	2004	2006	2005
	(in thousands)
United States	$51,494	$24,481	$19,224	$60,639	$20,791
International	19,653	17,729	15,247	236	240

Total	$71,147	$42,210	$34,471	$60,875	$21,031

Major Customers

For fiscal 2006, 2005 and fiscal 2004, no customer accounted for greater than 10% of revenues.

11.    Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of its initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

On July 16, 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.

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

If the settlement process fails, the Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint (complaint) filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the United States District Court for the Southern District of New York requesting preliminary approval of the settlement. The court has given preliminary approval of the settlement. Centra plans to participate in this settlement, which has been negotiated, and will be fully funded directly to the plaintiffs, by Centra’s insurers. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, effectively rendering that patent of no further force or effect. Saba believes that it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action.

The Company is also party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

12.	Guarantees

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Restructuring

As part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra at January 31, 2006 were preliminarily estimated to be approximately $2.0 million. During fiscal 2006, additional costs related to facilities were identified and accrued as of May 31, 2006. These costs were included as part of the Centra preliminary purchase price allocation. The components of accrued restructuring charges and movements within these components through May 31, 2006 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of January 31, 2006	$1,415	$559	$1,974
Additions	—	159	159
Deductions—cash payments	(491)	(137)	(628)
Impact of exchange rates	3	12	15

Accrual as of May 31, 2006	$927	$593	$1,520

During fiscal 2006, Saba implemented a restructuring program (the “2006 Restructuring”) to consolidate excess facilities as a result of its acquisitions of THINQ and Centra. The restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During 2006, the facilities restructuring charges of $358,000 were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2008. During fiscal 2005, we reduced our facilities restructuring reserve for $32,000 as a result of an amendment to a sub-tenant agreement. During fiscal 2004, the net restructuring charges of $432,000 were comprised of $473,000 for excess facilities and a reduction to a prior year workforce reduction accrual of $41,000 that resulted from severance payments that were less than previous estimates.

During fiscal 2004 and prior years, Saba implemented restructuring programs (the “2004 Restructuring”) to reduce expenses to align its operations and cost structure with market conditions. The restructuring programs during fiscal 2004 were implemented under the provisions of SFAS No. 146 while the restructuring programs during the prior years were implemented under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The restructuring programs included the consolidation of excess facilities and worldwide workforce reductions across all functions. Workforce reduction charges consisted primarily of severance and fringe benefits. The restructuring charges are classified in the statement of operations as follows:

	Years ended May 31,
	2006	2005	2004
	(in thousands)
Cost of revenues	$—	$—	$154
Research and development	—	—	166
Sales and marketing	—	—	73
General and administrative	358	(32)	39

Total	$358	$(32)	$432

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The charges for excess facilities relates to non-cancelable lease costs partially offset by estimated sublease income. Amounts related to the lease termination charges will be paid over the respective lease terms through fiscal 2008. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

The components of accrued restructuring charges and movements within these components through May 31, 2006 for the 2006 Restructuring and the 2004 Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2003	$129	$880	$1,009
Charges	—	473	473
Reduction of accrual	(41)	—	(41)
Deductions—cash payments	(21)	(697)	(718)
Accretion and other charges (net)	5	21	26

Accrual as of May 31, 2004	72	677	749
Reduction of Accrual	—	(32)	(32)
Deductions—cash payments	(50)	(394)	(444)

Accrual as of May 31, 2005	22	251	273
Charges	—	440	440
Deductions—cash payments	(22)	(233)	(255)

Accrual as of May 31, 2006	$—	$458	$458

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Related Information” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006.

PART IV

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Index to Exhibits

See Index to Exhibits on page 74.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani Chief Executive Officer and Chairman of the Board

Dated: August 18, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 18, 2006

/s/ PETER E. WILLIAMS III Peter E. Williams III	Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2006

/s/ DOUGLAS FERGUSON Douglas Ferguson	Director	August 18, 2006

/s/ JOE KIANI Joe Kiani	Director	August 18, 2006

/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr.	Director	August 18, 2006

/s/ LEON NAVICKAS Leon Navickas	Director	August 18, 2006

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	August 18, 2006

EXHIBIT INDEX

Exhibit Number	Document

2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(8)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(2)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(5)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(6)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(6)	1997 Stock Incentive Plan.

*10.3(6)	Form of 2000 Stock Incentive Plan.

*10.4(6)	Form of 2000 Employee Stock Purchase Plan.

*10.5(7)	Form of Notice of Option Grant for Certain Executive Officers

10.6(6)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.7(7)	Credit Agreement dated January 31, 2006 between Silicon Valley Bank and the Company.

10.10(9)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders named therein.

10.11(9)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.12(9)	Form of Warrant.

*10.13(10)	Summary of Director Compensation.

*10.14(7)	Employment agreement, effective February 1, 2006, by and between the Company and Bobby Yazdani.

*10.15(7)	Employment agreement, effective February 1, 2006, by and between the Company and Peter E. Williams III.

*10.16(11)	Letter Agreement, dated September 1, 2005, by and between the Company and Mark D. Frost.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (See page 73.)

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(5)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

(6)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2006.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 17, 2005.

*	Management contracts or compensatory plans or arrangements.