Form 10-K/A
period 2006-05-31
SABA SOFTWARE INC
filed 2006-09-28
CIK 1070380

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 31, 2006 was 28,583,607.

Explanatory Note

On August 18, 2006, we filed our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. Since we do not anticipate filing our definitive proxy statement within the 120-day period specified under General Instruction G(3) to Form 10-K, we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K which would otherwise have been incorporated by reference from such proxy statement. Additionally, certifications of the Chief Executive Officer and Chief Financial Officer are being filed with this amendment as Exhibit Nos. 31.3 and 31.4, respectively, pursuant to Rule 12b-15 under the Securities Exchange Act.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our directors and executive officers as of September 28, 2006:

Name	Age	Position
Bobby Yazdani	43	Chief Executive Officer and Chairman of the Board
Peter E. Williams III	45	Chief Financial Officer and Secretary
Mark D. Frost	48	Chief Operating Officer
Douglas M. Ferguson (3)	49	Director
Joe E. Kiani (2)(3)	41	Director
Lawrence D. Lenihan, Jr. (1)(2)(3)	41	Director
Leon Navickas (1)(2)	50	Director
Clifton T. Weatherford (1)	59	Director
Dow R. Wilson	47	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of the Corporate Governance and Nominating Committee

Bobby Yazdani founded Saba, has been a Director of Saba since our inception in April 1997 and has served as Saba’s Chairman of the Board and Chief Executive Officer since September 2003. From February 2003 through September 2003, Mr. Yazdani served as Saba’s President and Chief Operating Officer. From April 1997 until February 2003, Mr. Yazdani served as Saba’s Chairman of the Board and from April 1997 until March 2002, Mr. Yazdani served as Chief Executive Officer. From 1988 until founding Saba, Mr. Yazdani served in various positions at Oracle, most recently as Senior Director. Mr. Yazdani holds a B.A. from the University of California, Berkeley.

Peter E. Williams III has served as our Chief Financial Officer since March 2004 and has served as our Secretary since our inception in April 1997. Mr. Williams served as our Vice President, Corporate Development and General Counsel from October 1999 through March 2004. Mr. Williams was a partner at Morrison & Foerster LLP, an international law firm, from January 1995 until March 2000. Mr. Williams holds B.A. degrees from the University of California, Los Angeles and a J.D. from Santa Clara University.

Mark D. Frost has served as our Chief Operating Officer since September 2005. Prior to joining Saba, from 2003 to 2005, Mr. Frost served as the Group Vice President and General Manager of the Human Capital Management (HCM) product division at PeopleSoft. Prior to PeopleSoft, from 2001 to 2003, Mr. Frost served as Vice President and General Manager of Product Operations at Documentum, Inc., an enterprise content management and collaboration software solutions company. Mr. Frost has also served as the Chief Operating Officer at Objectstream, as well as having held Vice President of Engineering roles at several companies including Neovista, Envirotest and Systems Control. Mr. Frost holds a BA in Computer Science from the University of California, Berkeley.

Douglas M. Ferguson has been a Director of Saba since February 2006. Mr. Ferguson served on the Board of Directors of Centra Software, Inc., a provider of software and services for online learning and training, prior to its acquisition by Saba in January 2006. For the past five years, Mr. Ferguson has been leading and directing strategic and operational management effectiveness for clients in the high-tech, healthcare and manufacturing industries. Since June 2001, he has served as the Executive Director of Gunnison Partners, a technology strategy management services firm. During this period, he collaborated with Innovation Management Inc., a member of the Monitor Group, a consulting firm, where he served as a partner from April 2003 to February 2005, in addition to his duties at Gunnison Partners. From March 2000 to June 2001, Mr. Ferguson held executive positions at Cambridge Technology Partners, a provider of business services, most recently as Vice President of Demand

Generation. He is currently a trustee of the Yale-China Association. Mr. Ferguson holds a B.A. from Yale University and an M.A.L.D. from Fletcher School of Law and Diplomacy. Mr. Ferguson serves on the Board of Director’s Corporate Governance and Nominating Committee.

Joe Kiani has been a Director of Saba since July 1997. Mr. Kiani is the Founder of Masimo Corporation, a provider of signal processing and sensor technology to the medical device industry, and has served as its Chief Executive Officer and Chairman of the Board since Masimo’s inception in 1989. Mr. Kiani holds a B.S. and M.S. from San Diego State University. Mr. Kiani serves on the Board of Director’s Compensation and Corporate Governance and Nominating Committees.

Lawrence D. Lenihan, Jr. has been a Director of Saba since August 2004. Mr. Lenihan is a managing general partner and co-head of the Pequot venture funds and the Pequot private equity funds, funds which Mr. Lenihan joined in 1996. Previously, Mr. Lenihan was a principal with Broadview Associates, L.L.C., an investment banking firm, where he was a senior member of the mergers and acquisitions team. Prior to joining Broadview, Mr. Lenihan held various positions within IBM, an information technology, business and technology services, consulting services and information technology research company. Mr. Lenihan is also a Director of First Advantage Corporation, a risk mitigation and business solutions provider. Mr. Lenihan holds a B.S. from Duke University and a M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Lenihan serves on the Board of Director’s Audit, Compensation and Corporate Governance and Nominating Committees.

In August 2004, Mr. Lenihan was appointed to serve as a director on our Board of Directors in connection with a private placement of our common stock with funds affiliated with Pequot Capital Management, Inc. (the “Pequot Funds”). From and after the closing of the private placement, for so long as the Pequot Funds beneficially hold at least seventy-five percent of the common stock purchased by the Pequot Funds in the private placement, we have agreed to use our best efforts to cause: (i) Mr. Lenihan to remain a Class III director; (ii) Mr. Lenihan to be nominated and elected to our Board of Directors in any election of directors; and (iii) any vacancy, should Mr. Lenihan cease for any reason to be a member of our Board of Directors, to be filled by a replacement designated by the Pequot Funds and reasonably acceptable to us.

Leon Navickas has been a Director of Saba since February 2006. Mr. Navickas founded Centra Software, Inc., a provider of software and services for online learning and training, and from April 1995 through the date of its acquisition by Saba in January 2006 served as Centra’s Chairman of the Board. Since Centra’s inception in 1995, Mr. Navickas served in a number of executive positions, including Chief Executive Officer from May 2005 to the date of acquisition, Chief Strategy Officer from July 2003 to September 2004 and President from April 1995 to July 2003. Mr. Navickas served as General Manager of Research and Development, Notes Division for Lotus Development Corp. from 1983 to 1995. Mr. Navickas also serves on the board of trustees of the Massachusetts Software Council, a public policy organization that represents the interests of Massachusetts software companies. Mr. Navickas serves on the Board of Director’s Audit and Compensation Committees.

Clifton T. Weatherford has been a Director of Saba since March 2003. Until his retirement in December 2002, Mr. Weatherford served as Executive Vice President and Chief Financial Officer of Business Objects, a provider of business intelligence software, since August 1997. Mr. Weatherford serves as a Director of Synplicity Inc, a provider of software for the design and verification of semiconductors; Advanced Analogic Technologies, Inc., maker of analog and power semiconductors; SMART Modular Technologies, a manufacturer of memory products; and Tesco Corporation, a global provider of technology-based solutions to the upstream energy industry. Mr. Weatherford holds a B.B.A. from the University of Houston. Mr. Weatherford serves as the Chairman of the Audit Committee and as the Committee’s financial expert.

Dow R. Wilson has been a Director of Saba since August 2006. Mr. Wilson is Executive Vice President of Varian Medical Systems, a company that designs and manufactures advanced equipment and software products for treating cancer with radiation, and President of its Oncology Systems division. Mr. Wilson joined Varian in 2005, following a 19-year career with General Electric, a diversified industrial corporation, in a variety of senior management positions in both the United States and Europe. Most recently, Mr. Wilson served as CEO for GE Healthcare-Information and Patient Monitoring Technologies. Prior to that, he served as Global General Manager for a number of GE’s imaging businesses, including, X-ray, Functional Imaging and Computed Tomography. He also ran GE’s Lexan Sheet business in Europe. Mr. Wilson holds a B.A. from Brigham Young University and an M.B.A. from the Amos Tuck School of Business at Dartmouth College.

Corporate Governance

The Company has formal corporate governance standards in place. The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission and The NASDAQ Stock Market, Inc. (“NASDAQ”) corporate governance listing standards regarding corporate governance policies and procedures. The Board believes the Company is in compliance with such rules and listing standards. The following chart sets forth certain information concerning members of the Board and their compliance with governance policies and standards in fiscal year 2006:

Director	I—Independent, E—Employee	Corporate Governance & Nominating Committee	Audit Committee— * Chair		Compensation Committee	% Board Mtg’s Attended		Qualified Financial Expert	Audit Committee Independence	Financially Literate
Bobby Yazdani	E	—	—		—	100		—	—	Yes
Douglas M. Ferguson	I	Yes	—			100		—	—	Yes
Joe E. Kiani	I	Yes	—		Yes	100		—	—	Yes
Lawrence D. Lenihan, Jr.	I	Yes	Yes		Yes	75		—	Yes	Yes
Leon Navickas	I	—	Yes		Yes	100		—	Yes	Yes
Clifton T. Weatherford	I	—	Yes	*	—	100		Yes	Yes	Yes
Dow R. Wilson	I	—	—		—	—	(1)	—	—	Yes

(1)	Mr. Wilson joined the Board of Directors in August 2006. Since such time, there have been no Board meetings.

Meetings and Committees of the Board of Directors

During our fiscal year ended May 31, 2006, the Board of Directors met eight times. No current director attended fewer than 75% of all the meetings of the Board of Directors and its committees on which he served after becoming a member of the Board of Directors. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. The Company encourages, but does not require, its Board members to attend the annual stockholders meeting. None of the Company’s directors attended the 2005 annual meeting of stockholders. The Board of Directors has determined that a majority of its members, Messrs. Ferguson, Kiani, Lenihan, Navickas, Weatherford and Wilson, are “independent” as that term is defined in Rule 4200 of the listing standards of the Marketplace Rules of NASDAQ.

The Audit Committee

During our fiscal year ended May 31, 2006, the Audit Committee held nine meetings. Messrs. Lenihan, Navickas and Weatherford are the current members of our Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of Saba and audits of the financial statements of Saba. The Audit Committee reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters. The Audit Committee reviews and monitors the corporate financial reporting and the external audits of Saba, including, among other things, our internal control functions, the results and scope of the annual audit and other services provided by our independent auditors and our compliance with legal matters that have significant impact on our financial reports. In addition, the Audit Committee is responsible for the appointment, compensation and oversight of our independent auditors. Our Board adopted and approved a charter for the Audit Committee on October 21, 1999. The charter for the Audit Committee was amended to reflect relevant provisions of the Sarbanes-Oxley Act of 2002 and the NASDAQ rules. A copy of the Audit Committee charter, as amended to date, can be viewed on our website under “Investor Relations—Corporate Governance” at www.saba.com.

The Audit Committee is composed solely of non-employee directors, as such term is defined in Rule 16b-3 under the Exchange Act and the Board of Directors has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of NASDAQ. The Board has further determined that Mr. Weatherford, Chairman of the Audit Committee, is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent as defined by Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

The Compensation Committee

During our fiscal year ended May 31, 2006, the Compensation Committee held one meeting. Messrs. Kiani, Lenihan and Navickas are the current members of our Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for executive officers and other key employees. This committee also administers our incentive compensation and benefit plans. A copy of the Compensation Committee charter, as amended to date, can be viewed on our website under “Investor Relations—Corporate Governance” at www.saba.com.

The Corporate Governance and Nominating Committee

During our fiscal year ended May 31, 2006, the Corporate Governance and Nominating Committee held two meetings. The current members of the Corporate Governance and Nominating Committee are Messrs. Ferguson, Kiani and Lenihan. The Corporate Governance and Nominating Committee oversees the operation of the Board, the selection, nomination, evaluation and education of directors, and the establishment and implementation of our policies and programs regarding internal governance and legal and ethical conduct. Prior to our annual meeting of stockholders, the Corporate Governance and Nominating Committee, pursuant to guidelines designed to highlight the necessary qualifications, assists the existing Board in selecting the candidates who will be presented to our stockholders for election to serve on our Board of Directors. The Corporate Governance and Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process will be adequate given the historical absence of stockholder proposals. The Corporate Governance and Nominating Committee will review periodically whether a more formal policy should be adopted. Stockholders wishing to recommend candidates for consideration by the Corporate Governance and Nominating Committee may do so by writing to our Corporate Secretary, 2400 Bridge Parkway, Redwood Shores, California 94065-1166, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating stockholder’s ownership of our Common Stock at least 120 days prior to the next annual meeting to assure time for meaningful consideration by the Corporate Governance and Nominating Committee. There are no differences in the manner in which the Corporate Governance and Nominating Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder. We do not currently pay any third party to identify or assist in identifying or evaluating potential nominees.

The Corporate Governance and Nominating Committee operates under a written charter setting forth the functions and responsibilities of the committee. A copy of the Corporate Governance and Nominating Committee charter, as amended to date, can be viewed on our website under “Investor Relations—Corporate Governance” at www.saba.com.

In reviewing potential candidates for the Board of Directors, the Corporate Governance and Nominating Committee considers the individual’s experience in human capital development and management solutions and related industries, the general business or other experience of the candidate, our needs for an additional or replacement director, the personality of the candidate, the candidate’s interest in our business, as well as numerous other subjective criteria. Of greatest importance is the individual’s integrity, willingness to get involved and ability to bring to us experience and knowledge in areas that are most beneficial to us as a company. The Board intends to continue to evaluate candidates for election to the Board of Directors on the basis of the foregoing criteria.

All members of the Corporate Governance and Nominating Committee are independent directors within the meaning of Rule 4200 of the Marketplace Rules of NASDAQ.

Communication between Stockholders and Directors

Our Board of Directors currently does not have a formal process for stockholders to send communications to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders on a timely basis. The Board of Directors does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to formally communicate with the Board of Directors may send communications directly to Bobby Yazdani, Chairman of the Board, c/o Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065-1166.

Access to Corporate Governance Policies

We have adopted a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Ethics is available on our website under “Investor Relations—Corporate Governance” at www.saba.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with Securities and Exchange Commission rules.

Copies of our committee charters and Code of Ethics will be provided to any stockholder upon written request directed to Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065-1166.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and the Nasdaq Global Market (formerly the Nasdaq National Market). Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2006, all Reporting Persons complied with all applicable filing requirements.

ITEM 11:    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation during our last three fiscal years of (i) our Chief Executive Officer, and (ii) our other executive officer as of our fiscal year ended May 31, 2006 (collectively, our “Named Executive Officers”):

		Annual Compensation		Long-Term Compensation Awards Securities Underlying Options (#)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(4)
Bobby Yazdani Chief Executive Officer and Chairman of the Board (1)	2006 2005 2004	316,667 300,000 303,048	125,940 — —	90,000 — —
Peter E. Williams III Chief Financial Officer and Secretary (2)	2006 2005 2004	245,667 227,000 200,000	79,200 68,000 —	40,000 — 100,000
Mark D. Frost Chief Operating Officer (3)	2006	191,785	37,939	225,000

(1)	In September 2003, Mr. Yazdani was elected to serve as Chairman of the Board and Chief Executive Officer. Prior to that, Mr. Yazdani served as President and Chief Operating Officer.
(2)	Since March 2004, Mr. Williams has served as Chief Financial Officer. Prior to that, Mr. Williams served as Vice President Corporate Development, General Counsel and Secretary.
(3)	Mr. Frost joined Saba as Chief Operating Officer in September 2005.
(4)	Bonuses reflect amounts earned in the applicable fiscal year.

Employment Agreements and Change of Control Arrangements

The Company entered into employment agreements with Bobby Yazdani, Peter Williams and Mark Frost. Each agreement may be terminated by either the Company or the executive officer at any time with or without cause. In addition, the employment agreements provide for annual salary and bonus amounts and severance benefits, as may be adjusted from time to time by the Compensation Committee and/or the Board of Directors.

Under his employment agreement, Bobby Yazdani is entitled to, in case of his resignation for good reason or his termination without cause and subject to some contractual conditions, including non-competition obligations, receive the following severance payments and benefits:

•	Lump-sum payment equal to the pro-rated portion of the target bonus (less applicable withholding taxes);

•	Lump-sum or continued payments equal to 1 year of his base salary and target bonus (less applicable withholding taxes);

•	Accelerated vesting as of the date of his termination of 100% of his then-unvested and outstanding options; and

•	Continued medical coverage for 1 year following the date of termination.

Under his employment agreement, Peter Williams is entitled to, in case of his resignation for good reason or his termination without cause and subject to some contractual conditions, including non-competition obligations, receive the following severance payments and benefits:

•	Lump-sum payment equal to the pro-rated portion of the target bonus (less applicable withholding taxes);

•	Lump-sum or continued payments equal to 1 year of his base salary and target bonus (less applicable withholding taxes);

•	Accelerated vesting as of the date of his termination of 100% of his then-unvested and outstanding options; and

•	Continued medical coverage for 1 year following the date of termination.

Under his employment agreement, Mark Frost is entitled to, in case of his termination without cause and subject to some contractual conditions, receive the following severance payments and benefits:

•	Lump-sum or continued payments equal to 6 months of his base salary (less applicable withholding taxes);

•	Continued medical coverage for 1 year following the date of termination; and

•	In case of change in control, accelerated vesting as of the date of his termination of 100% of his then-unvested and outstanding options.

Option Grants in Last Fiscal Year

The following table sets forth certain information for each of our Named Executive Officers concerning stock options granted to them during the fiscal year ended May 31, 2006.

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (5)
	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price Per Share ($/Sh)(3)	Expiration Date(4)
Name					5% ($)	10% ($)
Bobby Yazdani	90,000	4%	$4.95	01/30/12	151,513	343,730
Peter E. Williams III	40,000	2%	$4.93	01/27/12	67,067	152,152
Mark D. Frost	225,000	9%	$3.90	09/21/11	298,434	677,045

(1)	Options granted pursuant to our 2000 Stock Incentive Plan. Except for Mr. Yazdani’s’s options, the options vest in sixteen equal quarterly installments. Mr. Yazdani’s options vest in four equal quarterly installments.
(2)	In the fiscal year ended May 31, 2006, we granted options to employees to purchase an aggregate of 2,527,650 shares, including options to purchase 895,295 shares in connection with the acquisition of Centra Software, Inc.
(3)	The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the date the options were granted.
(4)	Subject to earlier termination upon the occurrence of certain events related to termination of employment, generally the options granted under the 2000 Stock Incentive Plan have a term of six years.
(5)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercises of stock options during the fiscal year ended May 31, 2006 by each of our Named Executive Officers and the number and value of unexercised options held by each of our Named Executive Officers on May 31, 2006.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at May 31, 2006 (#)		Value of Unexercised In-the-Money Options at May 31, 2006 ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bobby Yazdani	—	—	203,125	101,875	$626,338	$204,763
Peter E. Williams	—	—	70,000	75,000	$159,900	$139,500
Mark D. Frost	—	—	28,125	196,875	$63,000	$441,000

(1)	Value of “in-the-money” stock options represents the positive spread between the exercise price of stock options and the fair market value for our common stock on May 31, 2006, which was $6.14.

Compensation of Directors

Each non-employee director receives an annual retainer of $20,000 and an additional $1,000 per Board meeting attended in person. The Chairman of our Audit Committee receives an additional annual retainer of $25,000 and other members of the Audit Committee receive an additional annual retainer of $2,500. Members of the Compensation Committee and the Corporate Governance and Nominating Committee receive an additional annual retainer of $2,000. We reimburse all non-employee directors for their reasonable expenses incurred in attending meetings of the Board of Directors. Members of the Board who are not employees of the Company are eligible to receive stock options under the Company’s 2000 Stock Incentive Plan. During the fiscal year ended May 31, 2006, an option to purchase 8,750 shares of common stock was granted to the Chairman of the Audit Committee, an option to purchase 7,500 shares of common stock was granted to each of the other members of the Audit Committee and an option to purchase 5,000 shares of common stock was granted to directors who were not members of the Audit Committee. These options are immediately vested and have an exercise price equal to the current market price on the date of grant.

Below are options we have granted to non-employee members of our Board of Directors during our fiscal year ended May 31, 2006:

Name	Grant Date	Number of Options Granted	Exercise Price Per Share
Douglas M. Ferguson	February 1, 2006	5,000	$5.04
Joe E. Kiani	December 15, 2005	7,500	$4.16
Lawrence D. Lenihan, Jr.	December 15, 2005	5,000	$4.16
Leon Navickas	February 1, 2006	7,500	$5.04
Clifton T. Weatherford	December 15, 2005	8,750	$4.16
Dow R. Wilson (1)	—	—	—
Douglas Allred (2)	December 15, 2005	5,000	$4.16
Michael Moritz (2)	December 15, 2005	7,500	$4.16

(1)	Mr. Wilson joined the Board of Directors in August 2006 and received an option to purchase 20,000 shares of common stock at an exercise price of $5.07 per share.
(2)	Messrs. Allred and Moritz resigned from the Board of Directors in January 2006.

Compensation Committee Interlocks and Insider Participation

No members of our Compensation Committee are officers or employees of Saba. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings, including this Form 10-K, in whole or in part, the following report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such report be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

We have a compensation committee of the Board of Directors (the “Compensation Committee”) which has the authority and responsibility to approve the overall compensation strategy, administer our annual and long-term compensation plans, and review and make recommendations to the Board of Directors with respect to executive compensation. The Compensation Committee is comprised of independent, non-employee members of our board of directors.

Executive Officer Compensation Programs

The objectives of the executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills, through competitive base salary, annual cash bonus incentives, long-term incentive compensation in the form of stock options, and various benefits, including medical and life insurance plans.

The executive compensation policies of the Compensation Committee are intended to combine competitive levels of compensation and rewards for above average performance and to align relative compensation with the achievements of key business objectives, optimal satisfaction of customers and maximization of stockholder value. The Compensation Committee believes that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value.

Base Salaries. Salaries for our executive officers are determined primarily on the basis of the executive officer’s responsibility, general salary practices of peer companies and the officer’s individual qualifications and experience. The base salaries are reviewed at least annually and may be adjusted by the Compensation Committee in accordance with certain criteria which include individual performance, the functions performed by the executive officer, the scope of the executive officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent, and our financial performance generally. The weight given to each such factor by the Compensation Committee may vary from individual to individual.

Incentive Bonuses. The Compensation Committee believes that a cash incentive bonus plan can serve to motivate our executive officers and management to address annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options. The bonus amounts are based upon recommendations by management and a subjective consideration of factors including such officer’s level of responsibility, individual performance, contributions to our success and our financial performance generally.

Stock Option Grants. Stock options may be granted to executive officers and other employees under the 1997 Stock Incentive Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”). Because of the direct relationship between the value of an option and the stock price, the Compensation Committee believes that options motivate executive officers to manage Saba in a manner that is consistent with stockholder interests. Stock option grants are intended to focus the attention of the recipient on our long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options generally vest and become fully exercisable over a four-year period. The principal factors considered in granting stock options to executive officers of Saba are prior performance, level of responsibility, other compensation and the executive officer’s ability to influence our long-term growth and profitability. However, the Plans do not provide any quantitative method for weighing these factors, and a decision to grant an award is primarily based upon a subjective evaluation of the past as well as future anticipated performance.

Other Compensation Plans. We have adopted certain general employee benefit plans in which executive officers are permitted to participate on parity with other employees. We also provide a 401(k) deferred compensation pension plan.

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (“IRC”) disallows a deduction by Saba for compensation exceeding $1.0 million paid to certain executive officers, excluding, among other things, performance based compensation. Because the compensation paid to the executive officers has not approached the limitation, the Compensation Committee has not had to use any of the available exemptions from the deduction limit. The Compensation Committee remains aware of the IRC Section 162(m) limitations and the available exemptions and will address the issue of deductibility when and if circumstances warrant the use of such exemptions.

Chief Executive Officer Compensation

The compensation of our Chief Executive Officer is reviewed at least annually on the same basis as discussed above for all Executive Officers. Mr. Yazdani’s base salary was established in part by comparing the base salaries of Chief Executive Officers at other companies of similar sizes in the high technology industry. Mr. Yazdani’s 2005 annual base salary was $300,000, which amount was established at the time he was reappointed to serve as Chief Executive Officer in September 2003. In February 2006, the compensation committee established an annual base salary of $350,000 for Mr. Yazdani and a target incentive plan of 50% of the annual base salary. The compensation committee, subsequent to establishing Mr. Yazdani’s annual base salary in February 2006, retained a third party compensation consultant to review the Chief Executive Officer’s level of compensation. Based in part on the results of the compensation consultant’s report, the compensation committee intends to recommend to the board of directors at its next meeting, an increase in Mr. Yazdani’s annual base salary to $400,000 effective June 1, 2006.

MEMBERS OF OUR COMPENSATION COMMITTEE

Joe E. Kiani
Lawrence D. Lenihan, Jr.
Leon Navickas, Chairman

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock from May 31, 2001 through the end of our fiscal year ended May 31, 2006 with the percentage change in cumulative total stockholder return for (i) the NASDAQ Stock Market—U.S. Index and (ii) the RDG Technology Composite Index. The comparison assumes an investment of $100 on May 31, 2001 in stock or index, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

CUMULATIVE TOTAL STOCKHOLDER RETURN

Index	5/01	5/02	5/03	5/04	5/05	5/06
SABA SOFTWARE, INC	100.00	21.03	9.08	7.40	8.54	13.04
NASDAQ STOCK MARKET (U.S.)	100.00	79.31	79.16	98.26	102.53	108.71
RDG TECHNOLOGY COMPOSITE	100.00	70.70	67.15	81.93	82.01	85.72

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of September 1, 2006 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding shares of common stock,

•	each of our directors,

•	each of the named executive officers appearing in the summary compensation table below (the “Named Executive Officers”), and

•	all current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 1, 2006 are deemed outstanding. Percentage of beneficial ownership as of September 1, 2006 is based on 28,583,607 shares of common stock. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is: c/o Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065-1166.

	Shares Beneficially Owned
Name	Number	Percent
Lawrence D. Lenihan, Jr. (1) 500 Nyala Farm Road Westport, CT 06880	2,779,840	9.7%

Entities Affiliated with Pequot Capital Management, Inc. (2) 500 Nyala Farm Road Westport, CT 06880	2,769,840	9.7%

Bobby Yazdani(3)	1,818,156	6.3%

Diker Management, LLC (4) 745 Fifth Avenue, Suite 1409 New York, New York 10151	1,751,666	6.1%

Diker GP, LLC (4)	1,623,831	5.7%

ZF Partners LP (5) One Ferry Building, Suite 255 San Francisco, California 94111	1,496,040	5.2%

Fuller & Thaler Asset Management, Inc. (6) 411 Borel Avenue, Suite 402 San Mateo, CA 94402	1,426,993	5.0%

Entities Affiliated with Sequoia Capital (7) 3000 Sand Hill Road, Suite 280 Menlo Park, CA 94025	1,162,789	4.1%

Leon Navickas (8)	628,293	2.2%

Peter E. Williams III (9)	250,875	*

	Shares Beneficially Owned
Name	Number	Percent
Joe E. Kiani (10)	118,450	*
Mark D. Frost (11)	60,750	*
Clifton T. Weatherford (12)	35,000	*
Douglas M. Ferguson (13)	13,110	*
Dow R. Wilson	-0-	*
All current executive officers and directors as a group (9 persons) (14)	5,704,228	19.6%

*	Less than 1%.
(1)	Includes (i) 10,000 shares subject to options exercisable within 60 days of September 1, 2006 and (ii) 2,769,840 shares held by the entities affiliated with Pequot Capital management, Inc. Mr. Lenihan disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in these entities, if any.
(2)	As reported in a Schedule 13D/A filed with the SEC on February 17, 2006 by Pequot Capital Management, Inc., the investment advisor/manager of Pequot Private Equity Fund III, L.P. and Pequot Offshore Private Equity Partners III, L.P. (the “Pequot Funds”). Pequot Capital Management, Inc. exercises sole voting and dispositive power for all shares held of record by the Pequot Funds and may be deemed to beneficially own all such shares. Pequot Capital Management, Inc. disclaims beneficial ownership of all shares held of record by the Pequot Funds. Lawrence D. Lenihan, Jr., a member of our Board of Directors, is a Managing Director of Pequot Capital Management, Inc. and may be deemed to beneficially own the securities held of record by the Pequot Funds. Mr. Lenihan expressly disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	Includes (i) 1,377,844 shares of common stock held in the Yazdani Family Trust of which Mr. Yazdani is trustee; (ii) 50,000 shares of common stock held in The 2001 Yazdani GRAT dtd 11/26/01 of which Mr. Yazdani is trustee; (iii) 125,000 shares of common stock held in The 2002 Yazdani GRAT dtd 12/30/02 of which Mr. Yazdani is trustee; and (iv) 265,312 shares subject to options exercisable within 60 days of September 1, 2006.
(4)	As reported in a Schedule 13G/A filed with the SEC on February 14, 2006 by Diker Management, LLC, which has shared voting and dispositive power over 1,751,666 shares, Charles M. Diker, who has shared voting and dispositive power over 1,751,666 shares, Mark N. Diker, who has shared voting and dispositive power over 1,751,666 shares and Diker GP, LLC, which has shared voting and dispositive power over 1,623,831 shares. Diker GP, LLC is the general partner of Diker Value-Tech Fund, LP, Diker Value-Tech QP Fund, LP, Diker Micro & Small Cap Fund, LP and Diker M&S Cap Master Fund, Ltd. (the “Diker Funds”). Diker Management, LLC is the investment manager of the Diker Funds and the investment adviser of separately managed accounts (the “Managed Accounts”) with respect to the shares of common stock held by the Diker Funds and the Managed Accounts. Charles M. Diker and Mark M. Diker are the managing members of each of Diker GP, LLC and Diker Management, LLC.
(5)	As reported in a Schedule 13D/A filed with the SEC on February 14, 2006, ZF Partners, LP, ZF Ventures, L.L.C., EGI-Fund (02-04) Investors, L.L.C., SLF Partners, LLC, EGI-Managing Member (02-04), L.L.C., SZ Investments, L.L.C., Chai Trust Company, L.L.C., Steven L. Fingerhood have shared voting and dispositive power over these shares. ZF Partners, LP (“Purchaser”) is a Delaware limited partnership. The general partner of the Purchaser is ZF Ventures, L.L.C., a Delaware limited liability company (“General Partner”). The two members of the member-managed General Partner are EGI-Fund (02-04) Investors, L.L.C., a Delaware limited liability company (“Fund 02-04”), and SLF Partners, LLC, a Delaware limited liability company (“SLF Partners”). EGI-Managing Member (02-04), L.L.C. is a Delaware limited liability company and the managing member of Fund 02-04 (“Managing Member”). SZ Investments, L.L.C. (“SZ Investments”) is a Delaware limited liability company and the managing member of Managing Member. SZ investments is indirectly owned by various trusts established for the benefit of Samuel Zell and has family. The trustee of each of those trusts is Chai Trust Company, L.L.C., an Illinois limited liability company. The founder and managing member of SLF Partners is Steven L. Fingerhood.

(6)	As reported in a Schedule 13G/A filed with the SEC on February 14, 2006 by Fuller & Thaler Asset Management, Inc. (“Fuller & Thaler”), includes 925,889 shares as to which Fuller & Thaler has sole voting power and 1,426,993 shares as to which Fuller & Thaler has sole dispositive power.
(7)	As reported in a Schedule 13D/A filed with the SEC on November 3, 2005 by entities affiliated with Sequoia Capital, includes 217,180 shares held by Sequoia Capital IX, 40,087 shares held by Sequoia Capital IX Principals Fund, 33,430 shares held by Sequoia Capital Entrepreneurs Annex Fund, 767,441 shares held by Sequoia Capital Franchise Fund, 104,651 shares held by Sequoia Capital Franchise Partners, 290,697 shares held by SC IX.I Management LLC (which is the general partner of Sequoia Capital IX, the managing member of Sequoia Capital IX Principals Fund and the general partner of Sequoia Capital Entrepreneurs Annex Fund) and 872,092 shares held by SCFF Management LLC (which is the general partner of Sequoia Capital Franchise Fund and Sequoia Capital Franchise Partners), 1,162,789 shares held by Michael Goguen, 291,002 shares held by Mark Kvamme (each of the above-named entities has shared voting and dispositive power as to the shares attributed to them); and includes 29,947 shares held by Douglas Leone over which he has sole voting and dispositive power and 1,162,789 shares held by Douglas Leone over which he has shared voting and dispositive power; 142,216 shares held by Michael Moritz over which he has sole voting and dispositive power and 1,162,789 shares held by Michael Moritz over which he has shared voting and dispositive power; and 112,216 shares held by Mark Stevens over which he has sole voting and dispositive power and 1,162,789 shares held by Mark Stevens over which he has shared voting and dispositive power.
(8)	Includes 7,500 shares subject to options exercisable within 60 days of September 1, 2006.
(9)	Includes 87,500 shares subject to options exercisable within 60 days of September 1, 2006.
(10)	Includes 60,000 shares subject to options exercisable within 60 days of September 1, 2006.
(11)	Includes 56,250 shares subject to options exercisable within 60 days of September 1, 2006.
(12)	Includes 35,000 shares subject to options exercisable within 60 days of September 1, 2006.
(13)	Includes 5,000 shares subject to options exercisable within 60 days of September 1, 2006.
(14)	Includes (i) 526,562 shares subject to options exercisable within 60 days of September 1, 2006 held by all executive officers and directors of Saba; and (ii) 2,779,840 shares held by the entities affiliated with Pequot Capital Management, Inc.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of May 31, 2006 including the 1997 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
Option Plans	3,932,104	$5.28	233,701	(1)
Employee Stock Purchase Plan	—	$—	1,005,669

(1)	An additional 1,420,797 shares were reserved for future issuance under the 2000 Stock Incentive Plan on June 1, 2006.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the compensation arrangements described in “Executive Compensation”, since June 1, 2005, there has not been nor is there currently proposed any transaction or series of similar transactions required to be disclosed to which we or any of our subsidiaries were or will be a party in which the amount involved exceeds $60,000 and in which any executive officer, director, beneficial owner of more than five percent of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended May 31, 2006 and May 31, 2005 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$1,032,182	$593,420
Audit-Related Fees (2)	$208,810	$—
Tax Fees (3)	$214,341	$146,889
All Other Fees (4)	$1,500	$1,500

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Saba’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These fees include amounts for due diligence procedures related to the acquisition of Centra Software, Inc.
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisor and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

In making its recommendation to ratify the appointment of Ernst & Young LLP as Saba’s independent auditors for the fiscal year ending May 31, 2007, the Audit Committee has considered whether services other than audit and audit-related services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

PART IV

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

3. Index to Exhibits

See Index to Exhibits on page 20.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board

Dated: September 28, 2006

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(8)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(2)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(5)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(6)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(6)	1997 Stock Incentive Plan.

*10.3(6)	Form of 2000 Stock Incentive Plan.

*10.4(6)	Form of 2000 Employee Stock Purchase Plan.

*10.5(7)	Form of Notice of Option Grant for Certain Executive Officers

10.6(6)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.7(7)	Credit Agreement dated January 31, 2006 between Silicon Valley Bank and the Company.

10.10(9)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders named therein.

10.11(9)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.12(9)	Form of Warrant.

*10.13(10)	Summary of Director Compensation.

*10.14(7)	Employment agreement, effective February 1, 2006, by and between the Company and Bobby Yazdani.

*10.15(7)	Employment agreement, effective February 1, 2006, by and between the Company and Peter E. Williams III.

*10.16(11)	Letter Agreement, dated September 1, 2005, by and between the Company and Mark D. Frost.

21.1	List of Subsidiaries of the Company. †

23.1	Consent of Independent Registered Public Accounting Firm. †

Exhibit Number	Document
24.1	Power of Attorney. †

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.3	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Saba’s Annual Report on Form 10-K for the year ended May 31, 2006.

31.4	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to Amendment No. 1 to Saba’s Annual Report on Form 10-K for the year ended May 31, 2006.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 14, 2005.
(2)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(5)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.
(6)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2006.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2006.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 17, 2005.

*	Management contracts or compensatory plans or arrangements.
†	Previously filed.