Form 10-Q
period 2006-08-31
SABA SOFTWARE INC
filed 2006-10-13
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

000-30221

(Commission File number)

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3267638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Bridge Parkway Redwood Shores, California	94065-1166
(Address of principal executive offices)	(Zip Code)

(650) 581-2500

(Registrant’s telephone number, including area code)

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

On September 30, 2006, 28,500,834 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2006	May 31, 2006 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,706	$23,029
Restricted cash	500	500
Accounts receivable, net	23,045	18,993
Prepaid expenses and other current assets	2,694	2,709

Total current assets	45,945	45,231

Property and equipment, net	2,189	2,172
Goodwill	38,136	38,164
Purchased intangible assets, net	19,440	20,449
Other assets	929	1,018

Total assets	$106,639	$107,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,745	$8,782
Accrued compensation and related expenses	5,601	6,259
Accrued expenses	5,702	6,265
Deferred revenue	23,880	24,230
Current portion of debt and lease obligations	6,278	2,330

Total current liabilities	48,206	47,866

Deferred revenue	2,107	526
Accrued rent	2,807	2,833
Debt and lease obligations, less current portion	3,431	3,962

Total liabilities	56,551	55,187
Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at August 31, 2006 and May 31, 2006; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 28,584,107 issued and outstanding at August 31, 2006 and 28,509,483 shares issued and outstanding at May 31, 2006	29	29
Additional paid-in capital	248,530	247,716
Treasury stock: 102,997 shares at August 31, 2006 and May 31, 2006, at cost	(232)	(232)
Accumulated deficit	(197,950)	(195,359)
Accumulated other comprehensive loss	(289)	(307)

Total stockholders’ equity	50,088	51,847

Total liabilities and stockholders’ equity	$106,639	$107,034

*	Derived from audited financial statements as of May 31, 2006.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
Revenues:
License	$6,188	$3,350
License updates and product support	7,007	4,363
OnDemand	3,549	838
Professional services	6,415	5,077

Total revenues	23,159	13,628

Cost of revenues:
Cost of license	215	259
Cost of license updates and product support	1,884	906
Cost of OnDemand	1,142	327
Cost of professional services	4,974	3,809
Amortization of acquired developed technology	294	—

Total cost of revenues	8,509	5,301

Gross profit	14,650	8,327

Operating expenses:
Research and development	4,017	2,727
Sales and marketing	9,364	5,297
General and administrative	2,992	1,636
Amortization of purchased intangible assets	634	170

Total operating expenses	17,007	9,830

Loss from operations	(2,357)	(1,503)
Interest income and other, net	66	(3)
Interest expense	(136)	(108)

Loss before provision for income taxes	(2,427)	(1,614)
Provision for income taxes	164	8

Net loss	$(2,591)	$(1,622)

Basic and diluted net loss per share	$(0.09)	$(0.09)

Shares used in computing basic and diluted net loss per share	28,210	17,295

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
Operating activities:
Net loss	$(2,591)	$(1,622)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345	130
Amortization of purchased intangible assets	1,008	195
Stock-based compensation expense	509	—
Changes in operating assets and liabilities:
Accounts receivable	(4,002)	703
Prepaid expenses and other current assets	79	244
Other assets	90	(60)
Accounts payable	(2,060)	(17)
Accrued compensation and related expenses	(660)	(4)
Accrued expenses	(561)	(1,731)
Accrued rent	(26)	(9)
Deferred revenue	1,190	(796)

Net cash used in operating activities	(6,679)	(2,967)

Investing activities:
Purchases of property and equipment	(363)	(265)

Net cash used in investing activities	(363)	(265)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	306	181
Borrowings, under credit facility, net of issuance costs	4,000	124
Repayments on borrowings under credit facility	(542)	(661)
Repayments on note payable	(42)	(18)

Net cash provided by (used in) financing activities	3,722	(374)

Effect of exchange rate changes on cash	(3)	—

Decrease in cash and cash equivalents	(3,323)	(3,606)

Cash and cash equivalents, beginning of period	23,029	15,408

Cash and cash equivalents, end of period	$19,706	$11,802

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2006, as amended by the Form 10-K/A filed on September 28, 2006. The results of operations for the three months ended August 31, 2006 are not necessarily indicative of results for the entire fiscal year ending May 31, 2007 or for any future period.

The condensed consolidated balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain previously reported amounts on the statement of operations have been reclassified to conform to the current presentation, none of which affected gross margin, net loss or net loss per share. Specifically, the Company has reclassified revenues and cost of revenues by type and made certain reclassifications between operating expense accounts.

2. Stock-Based Compensation

The Company currently grants stock options under its 2000 Stock Incentive Plan and its 1997 Stock Option Plan and maintains an employee stock purchase plan. Beginning with its first quarter of fiscal 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted SFAS 123R using the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had and will have a material impact on the Company’s consolidated results of operations.

Summary of Assumptions

Prior to June 1, 2006, the Company applied the intrinsic value recognition and measurement principles of APB 25, in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its 2000 Employee Stock Purchase Plan (“ESPP”) as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. Effective June 1, 2006, the Company’s adoption of the fair value recognition provisions of SFAS 123R, as interpreted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, using the modified prospective transition

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

method resulting in the recognition of stock-based compensation expense for the three months ended August 31, 2006 which included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. The Company estimates the volatility of its common stock based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

Impact of the Adoption of SFAS 123R

The following table summarizes the stock-based compensation expense for stock options and the ESPP shares that was recorded on the Company’s results of operations in accordance with SFAS 123R for the three months ended August 31, 2006.

Three Months Ended
August 31, 2006
(in thousands, except per share data)
Cost of revenues	$59
Research and development	79
Sales and marketing	223
General and administrative	148

Stock-based compensation expense included in net loss	$509

Effect of stock-based compensation on net loss per share:
Basic and diluted	$0.02

Determining Fair Value

The Company used the following assumptions to estimate the fair value of options granted for the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31, 2006	August 31, 2005
Stock Options:
Expected volatility	66%	50%
Risk-free interest rates	5%	4%
Expected term (years)	4.1	2.5
Expected dividend yield	0%	0%
Forfeiture rate	25%	38%

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Price data and activity for the Company’s equity compensation plans during the three months ended August 31, 2006, are summarized as follows:

	Outstanding Options (Number of Shares)	Weighted Average Exercise Price Per Share
Balance at May 31, 2006	3,932,104	$5.28
Granted	857,250	$6.37
Exercised	43,374	$4.10
Forfeited or expired	375,930	$8.04

Balance at August 31, 2006	4,370,050	$5.27

The weighted average fair value of options granted during the three months ended August 31, 2006 was $3.47 per share.

Stock options issued under equity compensation plans outstanding and exercisable at August 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
Ranges of Exercisable Prices	Shares	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 0.02 - $ 2.52	278,035	2.39	$2.19	$863,110	248,612	$2.15	$781,317
$ 2.53 - $ 3.62	67,175	3.76	$3.53	118,228	36,097	$3.53	63,531
$ 3.63 - $ 3.63	330,545	2.92	$3.63	548,705	232,835	$3.63	386,506
$ 3.78 - $ 3.78	406,000	3.53	$3.78	613,060	236,217	$3.78	356,688
$ 3.80 - $ 4.50	1,040,953	4.70	$4.07	1,271,693	307,698	$4.10	366,201
$ 4.51 - $ 6.00	1,132,314	5.03	$5.12	271,736	86,815	$4.98	27,269
$ 6.01 - $ 7.00	834,312	5.74	$6.40	—	2,538	$6.60	—
$ 7.01 - $ 9.00	213,077	1.05	$7.93	—	212,530	$7.93	—
$ 9.01 - $ 11.00	14,775	1.84	$10.66	—	14,264	$10.67	—
$ 11.01 - $ 117.50	52,864	0.65	$42.18	—	52,864	$42.18	—

$ 0.02 - $ 117.50	4,370,050	4.34	$5.27	$3,686,532	1,430,470	$5.72	$1,981,512

The Company defines in-the-money options at August 31, 2006 as options that had exercise prices that were lower than the $5.29 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at August 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 3.1 million shares that were in-the-money at that date. There were 1.1 million in-the-money options exercisable at August 31, 2006. The total intrinsic value of options exercised during the three months ended August 31, 2006 was $77,000, determined as of the date of exercise.

The Company recorded $509,000 in stock-based compensation expense before income tax benefit for stock options and shares granted under its ESPP in its results of operations for the three months ended August 31, 2006. As of August 31, 2006, there was $3.1 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

The Company received $210,000 in cash from option exercises and $96,000 from the purchase of shares under the ESPP during the three months ended August 31, 2006. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comparable Disclosures

Prior to the Company’s adoption of SFAS 123R on June 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25 and had recorded no stock-based compensation expense for the three months ended August 31, 2005. The following table illustrates the effect on the Company’s net loss and net loss per share for the three months ended August 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model.

Three Months Ended August 31, 2005
Net loss as reported	$(1,622)
Less: Pro-forma stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,462)

Adjusted net loss	$(3,084)

Basic and diluted net loss per share:
As reported	$(0.09)

As adjusted	$(0.18)

3. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share also excludes any dilutive effects of options and warrants as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows:

	Three months ended
	August 31, 2006	August 31, 2005
Net loss	$(2,591)	$(1,622)

Weighted-average shares of common stock outstanding	28,210	17,295

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,210	17,295

Basic and diluted net loss per share	$(0.09)	$(0.09)

For the three months ended August 31, 2006 and 2005, 2.0 million and 1.2 million weighted-average potential common shares, respectively, consisting of outstanding options and shares related to the THINQ Learning Solutions, Inc. (“THINQ”) acquisition, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

4. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended
	August 31, 2006	August 31, 2005
Net loss	$(2,591)	$(1,622)
Foreign currency translation gain (loss)	19	(129)

Comprehensive loss	$(2,572)	$(1,751)

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Acquisitions

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company beginning on February 1, 2006. The total preliminary purchase price was $62.3 million, which consisted of $37.8 million of Saba common stock, $19.4 million in cash paid to Centra stockholders and $5.1 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, Saba recorded approximately $23.3 million of goodwill, $18.1 million of identifiable intangible assets and $20.9 million of net liabilities.

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

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the quarter ended August 31, 2006. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
		(in thousands)
Customer backlog	$740	$(261)	$479	2.4 Years
Customer relationships	14,920	(1,886)	13,034	6.3 Years
Tradenames	820	(96)	724	5 Years
Acquired developed technology	5,890	(687)	5,203	5 Years

Total	$22,370	$(2,930)	$19,440

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	May 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
		(in thousands)
Customer backlog	$740	$(181)	$559	2.4 Years
Customer relationships	14,920	(1,293)	13,627	6.3 Years
Tradenames	820	(54)	766	5 Years
Acquired developed technology	5,890	(393)	5,497	5 Years

Total	$22,370	$(1,921)	$20,449

The total expected future amortization related to purchased intangible assets will be approximately $3,027,000 for the remainder of fiscal 2007 and $3,955,000, $3,716,000, $3,716,000, and $3,268,000 in fiscal years 2008 through 2011, respectively, and $1,759,000 thereafter.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in fiscal 2006 and concluded that goodwill was not impaired. In the quarter ended August 31, 2006, there were no indicators of impairment of goodwill and intangible assets.

The changes in the carrying amount of goodwill for the three months ended August 31, 2006 are as follows (in thousands):

Net Carrying Amount
Goodwill, as of May 31, 2006	$38,164
Adjustments to goodwill related to the THINQ and Centra acquisitions	(28)

Goodwill, as of August 31, 2006	$38,136

7. Debt and Other Obligations

Notes Payable and other obligations

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable that represented payments due to a former landlord and certain equipment loans. At August 31, 2006 and May 31, 2006, the balance on the note payable was $108,000 and $115,000 and the total balance of the equipment loans was $13,000 and $19,000, respectively.

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $35,000 at August 31, 2006 and $52,500 at May 31, 2006.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank to replace the existing credit facility. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s interest rate was 8.5% at August 31, 2006. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial institution, in each case, prior to the second anniversary of the credit facility. As of August 31, 2006 and May 31, 2006, the Company had borrowings under the term portion of the credit facility of $5.4 million and $6.0 million, respectively. As of August 31, 2006, the Company had borrowings under the revolving credit line of $4.0 million and $3.4 million remained available under the accounts receivable borrowing base portion. As of May 31, 2006, there were no borrowings under this credit facility.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA or “earnings before income tax, depreciation and amortization,” covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. Under the terms of the agreement, EBITDA excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of August 31, 2006 and May 31, 2006, the Company was in compliance with all covenants. If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

8. Restructuring

As part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra were included as part of the Centra preliminary purchase price allocation. The components of accrued restructuring charges and movements within these components through August 31, 2006 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2006	$927	$593	$1,520
Deductions—cash payments	(278)	(161)	(439)

Accrual as of August 31, 2006	$649	$432	$1,081

During fiscal 2006, Saba implemented a restructuring program (the “2006 Restructuring”) to consolidate excess facilities as a result of its acquisitions of THINQ and Centra. The restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The facilities restructuring charges recorded to general and administrative expenses of $358,000 were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which will be paid over the estimated vacancy periods through fiscal 2008. Saba’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities could be different from Saba’s estimates.

The components of accrued restructuring charges and movements within these components through August 31, 2006 for the 2006 Restructuring were as follows:

Facilities Related Charges
(in thousands)
Accrual as of May 31, 2006	$458
Deductions—cash payments	(152)

Accrual as of August 31, 2006	$306

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

10. Income Taxes

From inception through August 31, 2006, the Company has incurred net losses for federal and state tax purposes. Income tax expense was $164,000 during the three months ended August 31, 2006 and $8,000 during the three months ended August 31, 2005. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

The tax returns of two of the Company’s subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. The Company believes that adequate tax provisions have been provided for the likely outcome of the ongoing examination. The Company will continually review its estimates related to its income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise its estimates, if deemed necessary. A revision in the Company’s estimates of its tax obligations will be reflected as an adjustment to the income tax provision at the time of the change in the estimates.

The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

11. Segment Information

Saba provides software and services that increase business performance through human capital development and management. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we operate in one segment for financial reporting purposes.

12. Litigation

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the Court reserved decision. If the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, the Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

In December 2001, a complaint was filed in the United States District Court for the Southern District of New York against Centra, certain of its former officers and directors, and the managing underwriters of Centra’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint alleges violations by Centra and its officers and directors of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Centra’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court denied Centra’s motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra. Centra’s former officers and directors, Leon Navickas and Stephen A. Johnson, signed tolling agreements and were dismissed from the action without prejudice on October 9, 2002.

In June, 2003, Centra conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Centra and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Centra would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Centra may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Centra’s insurers.

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the Court reserved decision. If the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints and those motions are pending.

If the settlement process fails, Saba, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

13. Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 on June 1, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2008 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during the Company’s 2007 fiscal year and the Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes contained herein and the information included in our annual report on Form 10-K for our fiscal year ended May 31, 2006 and in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	adjustments to total unrecognized compensation costs and recognition of such costs,

•	our estimates of future sublease income and the estimated payments of such income,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra helped strengthen our competitive position and allows us to broaden and deepen our product offerings,

•	our expectation that the Centra product lines and our Saba Performance product will generate a larger percentage of our license sales,

•	our expectation that the OnDemand line of revenue will become a larger percentage of our total revenue,

•	our expectation that license updates and product support revenue will increase due to our expanded customer base resulting from the Centra acquisition,

•	our expectation that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our belief that many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software,

•	our need to generate significantly higher revenue and continue to manage our expenses in order to achieve profitability,

•	continued investment in areas that we believe accelerate growth,

•	our current plans to implement additional restructuring programs,

•	adjustments to total unrecognized compensation costs and recognition of such costs,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our expectations that research and development expenses will increase,

•	our expectations relating to future amortization expenses,

•	our expectations that we will incur additional liability in connection with the examination of the tax returns of one of our subsidiaries, and our belief that we have provided for adequate tax provisions relating to such examination,

•	our anticipation that we will continue to experience long sales cycles,

•	our contractual obligations, including the table summarizing our contractual obligations as of August 31, 2006,

•	our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

(iii) in Part II, Item 1,

•	the resolution and effect of pending litigation,

(iv) in Part II, Item 1A,

•	our expectation that we will derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management software suite, including online learning and collaboration software acquired in connection with the Centra acquisition, and providing related services,

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	our expectation to continue to incur charges related to all current outstanding and future grants of stock options,

•	our expectation that our operating results will fluctuate significantly in the future,

•	our expectations to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems,

•	our intention to more tightly integrate Centra’s products and intellectual property with our products and intellectual property,

•	our success depending on our ability to attract and retain additional personnel,

•	our expectation that competition and the pace of change will increase in the future,

•	our intention to expand our international presence in the future,

•	our expectation to continue to acquire complementary businesses or technologies,

•	our expectation to regularly release new products and new versions of our existing products,

•	our expectations regarding the Edisync Systems litigation,

•	our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

•	our belief that our success depends on our proprietary technology, and

•	our belief that our success depends on the acceptance and successful integration by customers of our products.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are

•	unanticipated difficulties in integrating Centra’s products and intellectual property with Saba’s products and intellectual property,

•	defects and other problems with our products,

•	unanticipated adverse changes in the international markets,

•	incorrect estimates or assumptions,

•	unanticipated adverse results for pending litigation,

•	contraction of the economy and world markets,

•	lack of demand for information technologies from our customers,

•	requirements for increased spending in research and development,

•	unanticipated need for capital for operations,

•	lack of demand for our products,

•	inability to introduce new products, and

the factors detailed under the heading “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies;

•	Results of Operations;

•	Fluctuations of Quarterly Results; and

•	Liquidity and Capital Resources.

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

On January 31, 2006, we completed the acquisition of Centra, a provider of online learning and training software and services. We believe our acquisition of Centra helped strengthen our competitive position in the human capital management market and allows us to broaden and deepen our product offerings. In addition, as a result of the acquisition our customer base is substantially larger and we have enhanced our global reach and resources, allowing us to better serve our customers.

We license our product and sell our OnDemand services to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations and government entities. To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products.

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

We believe that license updates and product support revenue will continue to grow as we anticipate that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase license updates and product support

Professional Services

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

Significant Trends and Developments in Our Business

Since we commenced operations in 1997 and continuing throughout fiscal 2001, our business grew rapidly. During fiscal 2002 and continuing through the first three quarters of fiscal 2004, our revenues declined as a result of a deterioration in the overall economy and information technology industry. Beginning in the later part of fiscal 2004, many key indicators began to demonstrate signs of an economic recovery. Consistent with these indicators, our business began to improve during the fourth quarter of fiscal 2004 and has generally continued to progress.

Despite these improvements in macro-economic trends, we believe many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software. We attribute this continued level of depressed spending on enterprise software to customers’ concerns regarding the sustainability of the current economic recovery and the current geopolitical environment.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually, or on an interim basis if circumstances dictate and any reduction of enterprise fair value below the recorded amount of stockholders’ equity could require us to write down the value of goodwill and record an expense for an impairment loss. In addition, we evaluated our purchased intangible assets and determined that all such assets have determinable lives.

Restructuring costs. The total accrued restructuring included facilities related charges and workforce reduction charges, some of which was recorded as part of purchase accounting. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs or a decrease of the purchase price. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

Stock-based compensation. Prior to June 1, 2006, we accounted for our stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under APB 25, we generally did not recognize any compensation expense for stock options as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. Additionally, we did not record compensation expense in connection with our employee stock purchase plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our stock-based incentive programs.

Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of, June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

We estimate the fair value of options granted in the three months ended August 31, 2006 using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. We estimate the volatility of our commons stock by using our historical stock price volatility over the length of the expected term of the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock based compensation on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 on June 1, 2006 did not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 in fiscal 2008 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

On January 31, 2006, we completed the acquisition of Centra Software, Inc. and have included Centra’s results of operations from the date of acquisition in our condensed consolidated financial statements. Our results of operations and related discussions for the three months ended August 31, 2005 do not include revenues or expenses related to Centra as that period was prior to the acquisition date. Accordingly, the acquisition had a significant impact on our year over year growth rates. Our acquisition of Centra did not result in any new reportable segments.

Revenues

	Three months ended
	August 31, 2006	Percent of Total Revenue	August 31, 2005	Percent of Total Revenue
	(dollars in thousands)
Revenues:
License	$6,188	27%	$3,350	25%
License updates and product support	7,007	30%	4,363	32%
OnDemand	3,549	15%	838	6%
Professional services	6,415	28%	5,077	37%

Total revenues	$23,159	100%	$13,628	100%

Total Revenues. Total revenues increased by $9.5 million, or 70%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. As a percentage of total revenues, revenues from customers outside the United States represented 28 % for the three months ended August 31, 2006 and 30% for the three months ended August 31, 2005.

License Revenue. License revenue increased by $2.8 million, or 85%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase in license revenue was primarily attributable to the continued increase in sales activity of our Human Capital Management products, including new products acquired in the Centra acquisition, to new and existing customers.

License Updates and Product Support Revenue. License updates and product support revenue increased by $2.6 million, or 61%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase was primarily attributable to the continued growth in our installed base, both organically as well as from the addition of the Centra and THINQ installed base of customers. The results for the three months ended August 31, 2005 did not include results from Centra as it was acquired on January 31, 2006 and included the fair value adjustment of the THINQ deferred revenue required by GAAP purchase accounting.

OnDemand Revenue. OnDemand revenue increased by $2.7 million, or 324%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase was due primarily to an increase in customer demand for these offerings from both existing and new customers and the inclusion of the Centra OnDemand offerings.

Professional Services Revenue. Professional services revenue increased by $1.3 million, or 26%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase in services revenue during the three months ended August 31, 2006 is primarily attributable to an increase in the number of consulting projects resulting from the increase in the number of new license sales during fiscal 2006 and in part from the overall increase in the customer base.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
	August 31, 2006	Percent of Total Revenue	August 31, 2005	Percent of Total Revenue
	(dollars in thousands)
Cost of revenues:
Cost of license	$215	1%	$259	2%
Cost of license updates and product support	1,884	8%	906	7%
Cost of OnDemand	1,142	5%	327	2%
Cost of professional services	4,974	22%	3,809	28%
Amortization of acquired developed technology	294	1%	—	—%

Total cost of revenues	$8,509	37%	$5,301	39%

The following table is the summary of gross margin:

	Three months ended
	August 31, 2006	August 31, 2005
Gross margin:
License (including amortization of acquired developed technology)	$5,679	$3,091
Percentage of license revenue	92%	92%
License updates and product support	5,123	3,457
Percentage of license updates and product support revenue	73%	79%
OnDemand	2,407	511
Percentage of OnDemand revenue	68%	61%
Professional services	1,441	1,268
Percentage of professional services revenue	23%	25%

Total	$14,650	$8,327
Percentage of total revenues	63%	61%

Cost of License Revenue. Cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue decreased $44,000, or 17%, during the three months ended August 31, 2006 when compared to the three months ended August 31, 2005. The decrease was primarily attributable to a decrease in third party product costs related to THINQ products, partially offset by an increase in amortization of prepaid royalties related to the products acquired through the acquisition of Centra.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $978,000, or 108%, during the three months ended August 31, 2006 when compared to the three months ended August 31, 2005. The increase is primarily due to the cost to support the license updates and product support contracts assumed in the Centra acquisition, as well as additional investment in our license updates and product support organization, mainly headcount, to support our growing customer base. As a result of the increase in the cost of license updates and product support revenue, gross margin on license updates and product support declined from 79% in the first quarter of fiscal 2006 to 73% in the first quarter of fiscal 2007. The decline in gross margin was primarily the result of contracts assumed in the Centra acquisition for which we incurred costs to provide the contracted services without the ability to recognize all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $815,000, or 249%, during the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase in the cost of OnDemand revenue was primarily due to an increase in third party co-location and connectivity fees, an increase in salary and related expenses due to additional headcount and an increase in depreciation expense for OnDemand infrastructure equipment resulting from our investment in the infrastructure to support our increasing revenue base during fiscal 2006. The OnDemand gross margins experienced an increase in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, due primarily to the growing user base and higher margin OnDemand offerings.

Cost of Professional Services Revenue. Our cost of professional services revenue includes salaries and related expenses for our professional services, as well as third-party subcontractors and billed expenses. For the three months ended August 31, 2006, cost of services revenue increased $1.2 million, or 31%, compared to the three months ended August 31, 2005. The increase was primarily attributable to an increase in employee payroll and related expenses and third party consulting fees required to support the increased professional services revenue and meet our customer’s demands. The professional services gross margins decreased from 25% in the first quarter of fiscal 2006 to 23% in the first quarter of fiscal 2007. This decrease is primarily attributable to creating a reserve allowance for professional services revenue.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees. Certain reclassifications to the statement of operations have been made to the first quarter of fiscal 2006 amounts in order to conform to the fiscal 2007 presentation, none of which affected gross margin, net loss or net loss per share.

	Three months ended
	August 31, 2006	Percent of Total Revenue	August 31, 2005	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$4,017	17%	$2,727	20%
Sales and marketing	9,364	40%	5,297	39%
General and administrative	2,992	13%	1,636	12%
Amortization of purchased intangible assets	634	3%	170	1%

Total operating expenses	$17,007	73%	$9,830	72%

Research and development. Research and development expenses increased $1.3 million, or 47%, for the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase was primarily due to an increase in employee payroll and related benefits expenses of $1.1 million (including stock-based compensation expense of $79,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006. We expect research and development expenses to increase in the foreseeable future.

Sales and marketing. Sales and marketing expenses increased $4.1 million, or 77%, for the three months ended August 31, 2006 compared to the three months ended August 31, 2005. These increases were primarily attributable to an increase in employee salary and benefits expenses of $3.4 million (including stock-based compensation expense of $222,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006. The increase in salary and benefits expenses also included an increase in commissions of $1.1 million due to the Company’s higher revenue.

General and administrative. General and administrative expenses increased $1.4 million, or 83%, for the three months ended August 31, 2006 compared to the three months ended August 31, 2005. The increase is due to increases in employee salary and benefits expenses of approximately $933,000 (including stock-based compensation expense of $148,000 resulting from the adoption of SFAS 123R), in part as a result of an increase in headcount related to the acquisition of Centra.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended August 31, 2006 increased by $464,000, or 273%, from the three months ended August 31, 2005 and is primarily attributable to the increase in intangible assets acquired as a result of the acquisition of Centra in January 2006. Future amortization expense over each of the next five years is currently expected to be approximately $3.0 million for the remainder of fiscal 2007 and range from $4.0 million in fiscal 2008 to $1.8 million in fiscal 2012. We periodically review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased to $66,000 during the three months ended August 31, 2006 compared to a net expense of $3,000 during the three months ended August 31, 2005. This increase was primarily attributable to a decrease in foreign exchange losses resulting from more favorable fluctuations in foreign currency denominated payables as well as to an increase in interest income, primarily from higher balances of cash held by the Company.

Interest expense Interest expense was $136,000 for the three months ended August 31, 2006 and $108,000 for the three months ended August 31, 2005. The increase in interest expense during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to the interest related to the average debt outstanding and interest rates charged under the bank credit facility.

Provision for income taxes From inception through August 31, 2006, we have incurred net losses for federal and state tax purposes. Income tax expense was $164,000 during the three months ended August 31, 2006 compared to $8,000 during the three months ended August 31, 2005. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

The tax returns of two of the Company’s subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and net income.

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

Other factors that could affect our quarterly operating results include those described below and under the caption “Risk Factors:”

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business;

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
	August 31, 2006	August 31, 2005
Cash used in operating activities	$(6,679)	$(2,967)
Cash used in investing activities	$(363)	$(265)
Cash provided by (used in) financing activities	$3,722	$(374)

We have funded our operations primarily through our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2006, we had $19.7 million in available cash and cash equivalents.

Cash Used In Operating Activities

Cash used in operating activities during the first quarter of fiscal 2007 was $6.7 million compared to $3.0 million during the first quarter of fiscal 2006. Cash used in operating activities during the three months ended August 31, 2006 was primarily attributable to a net loss of $2.6 million, an increase in accounts receivable of $4.0 million and a decrease in accounts payable of $2.1 million, partially offset by depreciation and amortization of purchased intangible assets of $1.4 million and an increase in deferred revenue of $1.2 million. This compares to a net loss of $1.6 million, decreases in accrued expenses of $1.7 million and deferred revenue of 796,000, partially offset by a decrease in accounts receivable of $703,000 during the three months ended August 31, 2005.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended August 31, 2006 was $363,000 compared to cash used in investing activities of approximately $265,000 for the three months ended August 31, 2005 and are wholly attributable to the purchases of property and equipment to support our increased headcount.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities of $3.7 million during the three months ended August 31, 2006 was primarily attributable to borrowings under our line of credit of $4.0 million, partially offset by repayments on our credit facility of $542,000. Cash used in financing activities of $374,000 during the three months ended August 31, 2005 was primarily attributable to repayments for term loans of approximately $661,000 offset by proceeds from borrowings under our credit facility of $124,000 and from the issuance of common stock under our employee stock plans of $181,000.

Contractual Obligations and Commitments

As of August 31, 2006, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2006. At August 31, 2006, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

The following table summarizes our contractual obligations at August 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $23.1 million in operating leases, $334,000, which is net of estimated sublease income of $515,000, is included in accrued restructuring charges as of August 31, 2006.

	Year Ending May 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual obligations:
Bank line of credit	$4,000	$4,000	$—	$—	$—	$—	$—
Long-Term debt obligations	5,709	1,729	2,265	1,694	21	—	—
Operating lease obligations	23,086	3,062	3,916	2,608	2,526	2,613	8,361
Other long-term liabilities	989	544	130	105	105	105	—

Total	$33,784	$9,335	$6,311	$4,407	$2,652	$2,718	$8,361

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

Off-Balance Sheet Arrangements

As of August 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. The term loan will be repaid in 36 equal monthly installments of principal, plus interest. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s prime rate was 8.5% at August 31, 2006. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of August 31, 2006, we had $5.4 million outstanding under the term loan, $4.0 million outstanding borrowings under the receivables borrowing base revolving credit line and were in compliance with all of the covenants related to this credit facility and expect to be in compliance for the remainder of fiscal 2007.

At August 31, 2006, we had cash and cash equivalents totaling $19.7 million. Of this amount, approximately $10.1 million was invested in money market accounts bearing variable interest rates of between 0.50% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended August 31, 2006, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australia dollars, was $31,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of August 31, 2006, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act, Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the Court reserved decision. If the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

In December 2001, a complaint was filed in the United States District Court for the Southern District of New York against Centra, certain of its former officers and directors, and the managing underwriters of Centra’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint alleges violations by Centra and its officers and directors of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Centra’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court denied Centra’s motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra. Centra’s former officers and directors, Leon Navickas and Stephen A. Johnson, signed tolling agreements and were dismissed from the action without prejudice on October 9, 2002.

In June, 2003, Centra conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Centra and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. Centra would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Centra may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Centra’s insurers.

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the Court reserved decision. If the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints and those motions are pending.

If the settlement process fails, Saba, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (“HCM”) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra in January 2006, and providing related services. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2006, we had $19.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our remaining goodwill balance was $38.2 million. Further, starting with this first quarter of fiscal 2007, we recorded stock-based compensation expenses of $509,000 in our reported results from operations in accordance with SFAS 123R, which was issued by the FASB in December 2004 and will continue to record these charges in future periods. This will make it significantly more difficult for us to achieve profitability and as a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2006, 2005 and 2004, our quarterly revenues have fluctuated between approximately $23.2 million and $7.8 million and our quarterly net income (loss) fluctuated between approximately $131,000 and $(5.9) million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions at the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short-term. During fiscal 2006, fiscal 2004 and fiscal 2003, we took actions to reduce our operating expenses and, while we may from time to time reduce operating expenses in response to variability in our revenues, including variability caused by downturns in the United States and/or international economies, over the long term, we generally expect to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems. If our revenues do not increase along with these expenses, our business would be seriously harmed and net losses in a given quarter would be even larger than expected. We may undertake future restructuring to align such expenses with revenues.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.2 million at August 31, 2006, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. Depending on our market capitalization on November 30, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act for either the fiscal year ended May 31, 2007 or May 31, 2008. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly

The loss of our senior executives and key personnel would likely cause our business to suffer.

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

International revenues accounted for 28%, 28% and 42% of our revenues for our first quarter of fiscal 2007 and for our fiscal years ended May 31, 2006 and 2005, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

We acquired Centra in January 2006 and THINQ in May 2005. As part of our overall business strategy, we expect to continue to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence.

These acquisitions could result in the use of significant amounts of cash, the incurrence of debt or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of August 31, 2006, our remaining goodwill balance was $38.2 million. Acquisitions that we complete expose us to numerous risks, including:

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

For example, from the beginning of fiscal 2005 through August 31, 2006, the market price for our common stock has fluctuated between $7.14 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

SABA SOFTWARE, INC.

Dated: October 13, 2006	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ PETER E WILLIAMS III
Peter E. Williams III
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Summary of Non-Employee Director Compensation Policy.*

10.2(8)	CEO Compensation and Executive Officers’ Incentive Plan.*

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed October 5, 2006.
*	Management contracts or compensatory plans or arrangements.