Form 10-Q
period 2006-11-30
SABA SOFTWARE INC
filed 2007-01-12
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

On December 31, 2006, 28,597,938 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2006	May 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,749	$23,029
Restricted cash	500	500
Accounts receivable, net	22,497	18,334
Prepaid expenses and other current assets	2,025	2,709

Total current assets	43,771	44,572

Property and equipment, net	2,513	2,172
Goodwill	38,337	38,164
Purchased intangible assets, net	18,432	20,449
Other assets	939	1,018

Total assets	$103,992	$106,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,872	$8,782
Accrued compensation and related expenses	6,288	6,259
Accrued expenses	5,462	6,265
Deferred revenue	25,544	23,571
Current portion of debt and lease obligations	2,551	2,330

Total current liabilities	45,717	47,207

Deferred revenue	2,099	526
Accrued rent	2,791	2,833
Debt and lease obligations, less current portion	3,362	3,962

Total liabilities	53,969	54,528

Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value:
5,000,000 authorized shares at November 30, 2006 and May 31, 2006; none issued or outstanding	—	—
Common stock, $0.001 par value:
50,000,000 authorized; 28,650,343 issued and outstanding at November 30, 2006 and 28,509,483 shares issued and outstanding at May 31, 2006	29	29
Additional paid-in capital	249,300	247,716
Treasury stock: 102,997 shares at November 30, 2006 and May 31, 2006, at cost	(232)	(232)
Accumulated deficit	(198,957)	(195,359)
Accumulated other comprehensive loss	(117)	(307)

Total stockholders’ equity	50,023	51,847

Total liabilities and stockholders’ equity	$103,992	$106,375

*	Derived from audited financial statements included in Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2006.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Revenues:
License	$6,916	$5,080	$13,104	$8,430
License updates and product support	7,699	4,644	14,706	9,007
OnDemand	3,784	804	7,333	1,642
Professional services	7,798	5,704	14,213	10,781

Total revenues	26,197	16,232	49,356	29,860

Cost of revenues:
Cost of license	562	34	777	293
Cost of license updates and product support	2,016	981	3,900	1,888
Cost of OnDemand	1,090	491	2,232	817
Cost of professional services	5,074	4,033	10,048	7,842
Amortization of acquired developed technology	295	—	589	—

Total cost of revenues	9,037	5,539	17,546	10,840

Gross profit	17,160	10,693	31,810	19,020

Operating expenses:
Research and development	4,253	2,787	8,270	5,515
Sales and marketing	9,883	5,926	19,247	11,223
General and administrative	3,144	1,542	6,136	3,178
Amortization of purchased intangible assets	634	170	1,269	339

Total operating expenses	17,914	10,425	34,922	20,255

Income (loss) from operations	(754)	268	(3,112)	(1,234)
Interest income and other, net	(15)	(32)	51	(35)
Interest expense	(102)	(79)	(237)	(187)

Income (loss) before provision for income taxes	(871)	157	(3,298)	(1,457)
Provision for income taxes	135	26	300	34

Net income (loss)	$(1,006)	$131	$(3,598)	$(1,491)

Basic net income (loss) per share	$(0.03)	$0.01	$(0.13)	$(0.09)

Diluted net income (loss) per share	$(0.03)	$0.01	$(0.13)	$(0.09)

Shares used in computing basic net income (loss) per share	28,517	17,523	28,363	17,407

Shares used in computing diluted net income (loss) per share	28,517	18,082	28,363	17,407

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFT WARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	November 30, 2006	November 30, 2005
Operating activities:
Net loss	$(3,598)	$(1,491)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	300
Amortization of purchased intangible assets	2,018	389
Stock-based compensation expense	1,007	—
Loss on disposal of property and equipment	16	6
Changes in operating assets and liabilities:
Accounts receivable	(4,028)	1,259
Prepaid expenses and other current assets	764	(393)
Other assets	91	113
Accounts payable	(2,880)	695
Accrued compensation and related expenses	(19)	426
Accrued expenses	(1,077)	(2,270)
Accrued rent	(42)	(24)
Deferred revenue	3,465	634

Net cash used in operating activities	(3,567)	(356)

Investing activities:
Purchases of property and equipment	(1,065)	(405)
Proceeds from sale of property and equipment	—	24

Net cash used in investing activities	(1,065)	(381)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	577	187
Borrowings, under credit facility, net of issuance costs	4,794	124
Repayments on borrowings under credit facility	(5,083)	(1,114)
Repayments on note payable	(90)	(65)

Net cash provided by (used in) financing activities	198	(868)

Effect of exchange rate changes on cash	154	(89)

Decrease in cash and cash equivalents	(4,280)	(1,694)

Cash and cash equivalents, beginning of period	23,029	15,408

Cash and cash equivalents, end of period	$18,749	$13,714

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2006, as amended by the Form 10-K/A filed on September 28, 2006. The results of operations for the three and six months ended November 30, 2006 are not necessarily indicative of results for the entire fiscal year ending May 31, 2007 or for any future period.

The condensed consolidated balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain previously reported amounts on the balance sheet and the statement of operations have been reclassified to conform to the current presentation, none of which affected gross margin, net loss or net loss per share. Specifically, the Company has reclassified certain amounts between accounts receivables and deferred revenues. Additionally, the Company has reclassified revenues and cost of revenues by type and made certain reclassifications between operating expense accounts.

Related Party Transaction

During the quarter ended November 30, 2006, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. in the aggregate amount of $325,000. At November 30, 2006, Saba’s accounts receivable included $195,000 payable by Varian Medical Systems, Inc. The Executive Vice President of Varian Medical Systems, Inc. serves as a director on Saba’s Board of Directors.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Assumptions

Prior to June 1, 2006, the Company applied the intrinsic value recognition and measurement principles of APB 25, in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its 2000 Employee Stock Purchase Plan (“ESPP”) as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. Effective June 1, 2006, the Company’s adoption of the fair value recognition provisions of SFAS 123R, as interpreted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, using the modified prospective transition method resulted in the recognition of stock-based compensation expense for the three and six months ended November 30, 2006 which included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

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

Adoption of SFAS 123R

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended November 30, 2006.

(in thousands, except per share data)	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006
Cost of revenues	$54	$114
Research and development	92	171
Sales and marketing	195	418
General and administrative	157	304

Stock-based compensation expense included in net loss	$498	$1,007

Effect of stock-based compensation on net loss per share:
Basic and diluted	$0.02	$0.04

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Determining Fair Value

The Company used the following assumptions to estimate the fair value of options granted for the three and six months ended November 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Stock Options:
Expected volatility	62.70%	48.96%	65.03%	48.96%
Risk-free interest rates	4.49%	3.93%	4.66%	3.93%
Expected term (years)	4.1	2.5	4.1	2.5
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Forfeiture rate	25.00%	37.67%	25.00%	37.67%

Price data and activity for the Company’s equity compensation plans during the six months ended November 30, 2006, are summarized as follows:

	Outstanding Options (Number of Shares)	Weighted Average Exercise Price Per Share
Balance at May 31, 2006	3,932,104	$5.28
Granted	1,241,650	$6.04
Exercised	(110,145)	$4.08
Forfeited or expired	(786,474)	$7.93

Balance at November 30, 2006	4,277,135	$5.05

The weighted average fair value of options granted during the six months ended November 30, 2006 was $2.40 per share.

Stock options issued under equity compensation plans outstanding and exercisable at November 30, 2006 were as follows:

	Options Outstanding				Options Exercisable
Ranges of Exercisable Prices	Shares	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 0.02 - $ 2.52	276,902	2.14	$2.19	$888,936	257,286	$2.17	$832,247
$ 2.53 - $ 3.62	66,112	3.52	$3.53	123,629	39,634	$3.53	74,116
$ 3.63 - $ 3.63	302,265	2.90	$3.63	535,009	225,149	$3.63	398,514
$ 3.78 - $ 3.78	388,437	3.26	$3.78	629,268	244,887	$3.78	396,717
$ 3.80 - $ 4.50	1,007,542	3.94	$4.07	1,345,015	391,426	$4.09	513,543
$ 4.51 - $ 6.00	1,212,471	5.38	$5.20	326,749	93,041	$4.95	41,671
$ 6.01 - $ 7.00	819,325	5.58	$6.40	—	375	$6.60	—
$ 7.01 - $ 9.00	148,228	1.22	$8.09	—	148,228	$8.09	—
$ 9.01 - $ 11.00	14,775	1.59	$10.66	—	14,775	$10.66	—
$ 11.01 - $ 117.50	41,078	0.55	$28.77	—	41,078	$28.77	—

$ 0.02 - $ 117.50	4,277,135	4.27	$5.05	$3,848,606	1,455,879	$4.84	$2,256,808

The Company defines in-the-money options at November 30, 2006 as options that had exercise prices that were lower than the $5.40 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at November 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 3.0 million shares that were in-the-money at that date. There were 1.3 million in-the-money options exercisable at November 30, 2006. The total intrinsic value of options exercised during the three and six months ended November 30, 2006 was $89,000 and $166,000, respectively, determined as of the date of exercise.

The Company recorded $498,000 and $1,007,000 in stock-based compensation expense before income tax

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

benefit for stock options and shares granted under its ESPP in its results of operations for the three and six months ended November 30, 2006, respectively. As of November 30, 2006, there was $3.2 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.8 years.

The Company received $271,000 and $481,000 in cash from option exercises during the three and six months ended November 30, 2006. The Company received $96,000 from the purchase of shares under the ESPP during the six months ended November 30, 2006. There were no ESPP purchases during the three months ended November 30, 2006. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

Comparable Disclosures

Prior to the Company’s adoption of SFAS 123R on June 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25 and had recorded no stock-based compensation expense for the three and six months ended November 30, 2005. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and six months ended November 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model.

(in thousands, except per share data)	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Net income (loss) as reported	$131	$(1,491)
Less: Pro-forma stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,462)	(2,978)

Adjusted net loss	$(1,331)	$(4,469)

Net income (loss) per share:
Basic:
As reported	$0.01	$(0.09)

As adjusted	$(0.08)	$(0.26)

Diluted:
As reported	$0.01	$(0.09)

As adjusted	$(0.08)	$(0.26)

3. Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share also excludes any dilutive effects of options and warrants as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. The calculations of basic and diluted net income (loss) per share are as follows:

	Three months ended		Six months ended
(in thousands, except per share data)	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Net income (loss)	$(1,006)	$131	$(3,598)	$(1,491)

Weighted-average shares of common stock outstanding	28,517	17,523	28,363	17,407

Effect of dilutive Employee Stock Options	—	144	—	—
Effect of contingently issuable shares	—	415	—	—

Diluted weighted-average shares of common stock outstanding	28,517	18,082	28,363	17,407

Basic net income (loss) per share	$(0.03)	$0.01	$(0.12)	$(0.09)

Diluted net income (loss) per share	$(0.03)	$0.01	$(0.12)	$(0.09)

Shares subject to anti-dilutive options excluded from calculation (1)	1,975	2,063	1,954	1,829

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Comprehensive Income (Loss)

Saba reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three months ended		Six months ended
(in thousands)	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Net income (loss)	$(1,006)	$131	$(3,598)	$(1,491)
Foreign currency translation gain (loss)	171	(36)	190	(165)

Comprehensive income (loss)	$(835)	$95	$(3,408)	$(1,656)

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company beginning on February 1, 2006. The total preliminary purchase price was $62.3 million, which consisted of $37.8 million of Saba common stock, $19.4 million in cash paid to Centra stockholders and $5.1 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, Saba recorded approximately $23.5 million of goodwill, $18.1 million of identifiable intangible assets and $20.7 million of net liabilities.

The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters. If information becomes available to the Company prior to the end of the purchase price allocation period that would indicate that a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.

Net tangible assets were valued at their respective historical carrying amounts as these approximate fair value, except for deferred revenues and prepaid royalties that were written down to amounts that approximate their current fair values. Deferred revenues were reduced by approximately $8.1 million to adjust deferred revenue to an amount

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equivalent to Saba’s legal obligation representing the estimated cost plus an appropriate profit margin to perform the services related to Centra’s software support and hosting contracts and performance of pre-paid professional services.

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the three or six months ended November 30, 2006. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2006			Original
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(340)	$400	2.4 Years
Customer relationships	14,920	(2,480)	12,440	6.3 Years
Tradenames	820	(137)	683	5 Years
Acquired developed technology	5,890	(982)	4,908	5 Years

Total	$22,370	$(3,939)	$18,431

	May 31, 2006			Original
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(181)	$559	2.4 Years
Customer relationships	14,920	(1,293)	13,627	6.3 Years
Tradenames	820	(54)	766	5 Years
Acquired developed technology	5,890	(393)	5,497	5 Years

Total	$22,370	$(1,921)	$20,449

The total expected future amortization related to purchased intangible assets will be approximately $2,018,000 for the remainder of fiscal 2007 and $3,955,000, $3,716,000, $3,716,000, and $3,268,000 in fiscal years 2008 through 2011, respectively, and $1,759,000 thereafter.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in fiscal 2006 and concluded that goodwill was not impaired. During the three and six months ended November 30, 2006, there were no indicators of impairment of goodwill and intangible assets.

The changes in the carrying amount of goodwill for the six months ended November 30, 2006 are as follows (in thousands):

(in thousands)	Net Carrying Amount
Goodwill, as of May 31, 2006	$38,164
Adjustments to goodwill related to the THINQ and Centra acquisitions	(28)

Goodwill, as of August 31, 2006	38,136
Adjustments to goodwill related to the THINQ and Centra acquisitions	201

Goodwill, as of November 30, 2006	$38,337

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended November 30, 2006, the Company made certain adjustments to the balance of goodwill related to both the THINQ and Centra acquisitions. The THINQ adjustments related to settlement and clearance of taxes with certain states for $25,000 less than originally estimated. The Centra adjustments were mainly related to additional facilities restructuring charges due to changes in estimates of approximately $291,000 and adjustments to reduce certain other accrued liabilities by approximately $65,000.

7. Debt and Other Obligations

Notes Payable and other obligations

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable that represented payments due to a former landlord and certain equipment loans. At November 30, 2006 and May 31, 2006, the balance on the note payable was $101,000 and $115,000 and the total balance of the equipment loans was $8,000 and $19,000, respectively.

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability is being repaid in quarterly installments of $17,500 through December 31, 2006. The remaining balance due was $17,500 at November 30, 2006 and $52,500 at May 31, 2006.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank to replace the existing credit facility. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility will be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins upon the advance. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s interest rate was 8.5% at November 30, 2006. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of November 30, 2006 and May 31, 2006, the Company had borrowings under the term and equipment portions of the credit facility of $5.7 million and $6.0 million, respectively. As of November 30, 2006, the Company had no borrowings under the revolving credit line and $7.4 million remained available under the accounts receivable borrowing base portion. As of May 31, 2006, there were no borrowings under this credit facility.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA or “earnings before income tax, depreciation and amortization,” covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. Under the terms of the agreement, EBITDA excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of November 30, 2006 and May 31, 2006, the Company was in compliance with all covenants. If we violate any of these restrictive covenants or otherwise breach the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Restructuring

As part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra were included as part of the Centra preliminary purchase price allocation. During the three months ended November 30, 2006, the Company made certain adjustments to the accrued Centra Restructuring costs, including the additional accrual of costs for abandoned facilities related to a change in estimates used to calculate the accrual and the settlement of employee termination benefits. The components of accrued restructuring charges and movements within these components through November 30, 2006 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2006	$927	$593	$1,520
Deductions—cash payments	(281)	(161)	(442)

Accrual as of August 31, 2006	646	432	1,078
Deductions—cash payments	(360)	(151)	(511)
Adjustments	(32)	312	280

Accrual as of November 30, 2006	$254	$593	$847

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

The components of accrued restructuring charges and movements within these components through November 30, 2006 for the 2006 Restructuring were as follows:

Facilities Related Charges
(in thousands)
Accrual as of May 31, 2006	$458
Deductions—cash payments	(152)

Accrual as of August 31, 2006	306
Deductions—cash payments	(58)

Accrual as of November 30, 2006	$248

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

From inception through November 30, 2006, the Company has incurred net losses for federal and state tax purposes. Income tax expense was $135,000 and $300,000 during the three and six months ended November 30, 2006, respectively, and $26,000 and $34,000 during the three and six months ended November 30, 2005, respectively. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

The tax returns of two of the Company’s international subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. The Company believes that adequate tax provisions have been provided for the likely outcome of the ongoing examination. The Company will continually review its estimates related to its income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise its estimates, if deemed necessary. A revision in the Company’s estimates of its tax obligations will be reflected as an adjustment to the income tax provision at the time of the change in the estimates.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on the Company’s settlement is unclear.

If the Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on the Company’s settlement is unclear.

If the Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints. The Plaintiffs agreed to drop certain claims, and subsequently, the Court dismissed all remaining claims. The Plaintiffs have filed a notice of appeal.

The Company, on behalf of Centra intends to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Saba believes that

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	adjustments to total unrecognized compensation costs and recognition of such costs,

•	our estimates of future sublease income and the estimated payments of such income,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra helped strengthen our competitive position and allows us to broaden and deepen our product offerings,

•	our expectation that the Centra product lines and our Saba Performance product will generate a larger percentage of our license sales,

•	our expectation that the OnDemand line of revenue will become a larger percentage of our total revenue,

•	our expectation that license updates and product support revenue will increase due to our expanded customer base resulting from the Centra acquisition,

•	our expectation that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our belief that many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software,

•	our need to generate significantly higher revenue and continue to manage our expenses in order to achieve profitability,

•	continued investment in areas that we believe accelerate growth,

•	our current plans to implement additional restructuring programs,

•	adjustments to total unrecognized compensation costs and recognition of such costs,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our expectations that research and development expenses will increase,

•	our expectations relating to future amortization expenses,

•	our expectations that we will incur additional liability in connection with the examination of the tax returns of two of our international subsidiaries, and our belief that we have provided for adequate tax provisions relating to such examination,

•	our anticipation that we will continue to experience long sales cycles,

•	our contractual obligations, including the table summarizing our contractual obligations as of August 31, 2006,

•	our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

(iii) in Part II, Item 1,

•	the resolution and effect of pending litigation,

(iv) in Part II, Item 1A,

•	our expectation that we will derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management software suite, including online learning and collaboration software acquired in connection with the Centra acquisition, and providing related services,

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	our expectation to continue to incur charges related to all current outstanding and future grants of stock options,

•	our expectation that our operating results will fluctuate significantly in the future,

•	our expectations to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems,

•	our success depending on our ability to attract and retain additional personnel,

•	our expectation that competition and the pace of change will increase in the future,

•	our intention to expand our international presence in the future,

•	our expectation to continue to acquire complementary businesses or technologies,

•	our expectation to regularly release new products and new versions of our existing products,

•	our expectations regarding the Edisync Systems litigation,

•	our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

•	our belief that our success depends on our proprietary technology, and

•	our belief that our success depends on the acceptance and successful integration by customers of our products.

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

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite, including the Centra product line. Going forward, we expect our Saba Performance and Saba Talent product suites to generate a larger percentage of our license sales. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

Professional Services

Our professional services business consists of consulting, education and learning services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementation are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. Although we generally provide consulting services on a time and materials basis, a portion of these services is provided on a fixed fee basis. Learning services are less dependent than consulting and education services on the sale of our licenses. Learning services present additional opportunities that arise at different times throughout a customer life cycle.

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

We estimate the fair value of options granted in the three and six months ended November 30, 2006 using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. We estimate the volatility of our commons stock by using our historical stock price volatility over the length of the expected term of the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock based compensation on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

On January 31, 2006, we completed the acquisition of Centra Software, Inc. and have included Centra’s results of operations from the date of acquisition in our condensed consolidated financial statements. Our results of operations and the related discussions for the three and six months ended November 30, 2005 do not include revenues or expenses related to Centra as that period was prior to the acquisition date. Accordingly, the acquisition had a significant impact on our year over year growth rates. Our acquisition of Centra did not result in any new reportable segments.

Revenues

	Three months ended
(dollars in thousands)	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
Revenues:
License	$6,916	26%	$5,080	31%
License updates and product support	7,699	29%	4,644	29%
OnDemand	3,784	15%	804	5%
Professional services	7,798	30%	5,704	35%

Total revenues	$26,197	100%	$16,232	100%

	Six months ended
(dollars in thousands)	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
Revenues:
License	$13,104	26%	$8,430	28%
License updates and product support	14,706	30%	9,007	30%
OnDemand	7,333	15%	1,642	6%
Professional services	14,213	29%	10,781	36%

Total revenues	$49,356	100%	$29,860	100%

Total Revenues. Total revenues increased by $10.0 million, or 61%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. As a percentage of total revenues, revenues from customers outside the United States represented 27% for the three months ended November 30, 2006 and 28% for the three months ended November 30, 2005. Total revenues increased by $19.5 million, or 65%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. During the six months ended November 30, 2006, organic growth (total revenues excluding revenues from products and services acquired in the Centra acquisition) grew 23% over the same period in the prior fiscal year. As a percentage of total revenues, revenues from customers outside the United States represented 27% for the six months ended November 30, 2006 and 29% for the six months ended November 30, 2005.

License Revenue. License revenue increased by $1.8 million, or 36%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. License revenue increased by $4.7 million, or 55%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase in license revenue during the three and six month periods was primarily attributable to the continued increase in sales activity of our Human Capital Management products, including new products acquired in the Centra acquisition in fiscal 2006, to new and existing customers.

License Updates and Product Support Revenue. License updates and product support revenue increased by $3.1 million, or 66%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. License updates and product support revenue increased by $5.7 million, or 63%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase was primarily attributable to the continued growth in our installed base, both organically as well as from the addition of the Centra and THINQ installed base of customers. The results for the three and six months ended November 30, 2005 did not include results from Centra as it was acquired on January 31, 2006 and included the fair value adjustment of the THINQ deferred revenue required by GAAP purchase accounting.

OnDemand Revenue. OnDemand revenue increased by $3.0 million, or 371%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. OnDemand revenue increased by $5.7 million, or 347%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase during the three and six month periods was due primarily to an increase in customer demand for these offerings from both existing and new customers and the inclusion of the Centra OnDemand offerings acquired in fiscal 2006.

Professional Services Revenue. Professional services revenue increased by $2.1 million, or 37%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Professional services revenue increased by $3.4 million, or 32%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase in services revenue during the three and six months ended November 30, 2006 is attributable to an increase in the number of consulting projects resulting from the increase in the number of new license sales during fiscal 2006 and in part from the overall increase in the customer base.

International revenues accounted for 27% of our revenues during the six months ended November 30, 2006 and 28% during the fiscal year ended May 31, 2006. Our international revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
Cost of revenues:
Cost of license	$562	2%	$34	—%
Cost of license updates and product support	2,016	8%	981	6%
Cost of OnDemand	1,090	4%	490	3%
Cost of professional services	5,074	19%	4,034	25%
Amortization of acquired developed technology	295	1%	—	—%

Total cost of revenues	$9,037	34%	$5,539	34%

	Six months ended
(dollars in thousands)	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
Cost of revenues:
Cost of license	$777	2%	$293	1%
Cost of license updates and product support	3,900	8%	1,887	6%
Cost of OnDemand	2,232	5%	817	3%
Cost of professional services	10,048	20%	7,843	26%
Amortization of acquired developed technology	589	1%	—	—%

Total cost of revenues	$17,546	36%	$10,840	36%

The following table is the summary of gross margin:

	Three months ended
(dollars in thousands)	November 30, 2006	November 30, 2005
Gross margin:
License (including amortization of acquired developed technology)	$6,059	$5,046
Percentage of license revenue	88%	99%
License updates and product support	5,683	3,663
Percentage of license updates and product support revenue	74%	79%
OnDemand	2,694	314
Percentage of OnDemand revenue	71%	39%
Professional services	2,724	1,670
Percentage of professional services revenue	35%	29%

Total	$17,160	$10,693
Percentage of total revenues	66%	66%

	Six months ended
(dollars in thousands)	November 30, 2006	November 30, 2005
Gross margin:
License (including amortization of acquired developed technology)	$11,738	$8,137
Percentage of license revenue	90%	97%
License updates and product support	10,806	7,120
Percentage of license updates and product support revenue	74%	79%
OnDemand	5,101	825
Percentage of OnDemand revenue	70%	50%
Professional services	4,165	2,938
Percentage of professional services revenue	29%	27%

Total	$31,810	$19,020
Percentage of total revenues	65%	64%

Cost of License Revenue. Cost of license revenue includes royalties to third parties, the cost of manuals and product documentation, production media and shipping costs. Cost of license revenue increased $528,000 during the three months ended November 30, 2006 when compared to the three months ended November 30, 2005. Cost of license revenue increased $484,000, or 165%, during the six months ended November 30, 2006 when compared to the six months ended November 30, 2005. The increase was attributable to higher royalties paid to third parties for products licensed in the period, a one-time charge of $170,000 to reduce the balance of a prepaid royalty to its net realizable value and an increase in amortization of prepaid royalties related to the products acquired through the acquisition of Centra.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $1.0 million, or 106%, during the three months ended November 30, 2006 when compared to the three months ended November 30, 2005. Cost of license updates and product support revenue increased $2.0 million, or 107%, during the six months ended November 30, 2006 when compared to the six months ended November 30, 2005. The increase is primarily due to the cost to support the license updates and product support contracts assumed in the Centra acquisition, as well as additional investment in our license updates and product support organization, mainly headcount, to support our growing customer base. As a result of the increase in the cost of license updates and product support revenue, gross margin on license updates and product support declined from 79% in the second quarter of fiscal 2006 to 74% in the second quarter of fiscal 2007 and from 79% during the six months ended November 30, 2005 to 74% during the six months ended November 30, 2006. The decline in gross margin was primarily the result of contracts assumed in the Centra acquisition for which we incurred costs to provide the contracted services without the ability to recognize all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $600,000, or 122%, during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Cost of OnDemand revenue increased by $1.4 million, or 173%, during the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase in the cost of OnDemand revenue was primarily due to an increase in salary and related expenses related to additional headcount, primarily the additional employees from the Centra acquisition, an increase in third party co-location and connectivity fees and an increase in depreciation expense for OnDemand infrastructure equipment resulting from our investment in the infrastructure to support our increasing revenue base during fiscal 2006. The OnDemand gross margins experienced an increase to 71% in the second quarter of fiscal 2007 compared to 39% in the second quarter of fiscal 2006, due primarily to the growing user base and higher margin OnDemand offerings. During the six months ended November 30, 2006, OnDemand gross margins increased to 70% compared to 50% during the six months ended November 30, 2005, also due to the growing user base and higher margin OnDemand offerings.

Cost of Professional Services Revenue. Our cost of professional services revenue includes salaries and related expenses for our professional services, as well as third-party subcontractors and billed expenses. For the three months ended November 30, 2006, cost of services revenue increased $1.0 million, or 25%, compared to the three months ended November 30, 2005. For the six months ended November 30, 2006, cost of services revenue increased $2.2 million, or 26%, compared to the six months ended November 30, 2005. The increase was primarily attributable to an increase in employee payroll and related expenses, including travel expenses, required to support the increased professional services revenue and meet our customer’s demands. The increase was partially offset by a decrease in third party consulting fees used to help support our customer base. The professional services gross margins increased during the second quarter of fiscal 2007 to 35% from 29% in the second quarter of fiscal 2006. The increase was primarily due to the use of fewer third party contractors to perform the services and a more efficient allocation of projects among our global professional services resources.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees. Certain reclassifications to the statement of operations have been made to the fiscal 2006 amounts in order to conform to the fiscal 2007 presentation, none of which affected gross margin, net income (loss) or net income (loss) per share.

	Three months ended
	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$4,253	16%	$2,787	17%
Sales and marketing	9,883	38%	5,926	37%
General and administrative	3,144	12%	1,542	9%
Amortization of purchased intangible assets	634	2%	170	1%

Total operating expenses	$17,914	68%	$10,425	64%

	Six months ended
	November 30, 2006	Percent of Total Revenue	November 30, 2005	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$8,270	17%	$5,514	18%
Sales and marketing	19,247	39%	11,223	38%
General and administrative	6,136	12%	3,178	11%
Amortization of purchased intangible assets	1,269	3%	340	1%

Total operating expenses	$34,922	71%	$20,255	68%

Research and development. Research and development expenses increased $1.5 million, or 53%, for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. The increase was primarily due to an increase in employee payroll and related benefits expenses of $1.1 million (including stock-based compensation expense of $92,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006. During the six months ended November 30, 2006, research and development increased $2.8 million, or 50%, compared to the six months ended November 30, 2005. The increase was primarily due to an increase in employee payroll and related benefits expenses of $2.2 million (including stock-based compensation expense of $171,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006.

Sales and marketing. Sales and marketing expenses increased $4.0 million, or 67%, for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. The increase was primarily attributable to an increase in employee salary and benefits expenses of $2.8 million (including stock-based compensation expense of $195,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006 and an increase in commissions of $375,000 due to our higher revenue. During the six months ended November 30, 2006, sales and marketing expenses increased $8.0 million, or 72%, compared to the six months ended November 30, 2005. The increase was primarily attributable to an increase in employee salary and benefits expenses of $6.1 million (including stock-based compensation expense of $418,000 resulting from the adoption of SFAS 123R), in part as a result of the acquisition of Centra in January 2006 and an increase in commissions of $1.5 million due to our higher revenue.

General and administrative. General and administrative expenses increased $1.6 million, or 104%, for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. The increase is due to increases in employee salary and benefits expenses of approximately $1.1 million (including stock-based compensation expense of $157,000 resulting from the adoption of SFAS 123R), in part as a result of an increase in headcount related to the acquisition of Centra. General and administrative expenses increased $3.0 million, or 93%, for the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increase is due to increases in employee salary and benefits expenses of approximately $2.1 million (including stock-based compensation expense of $304,000 resulting from the adoption of SFAS 123R), in part as a result of an increase in headcount related to the acquisition of Centra.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended November 30, 2006 increased by $464,000, or 273%, from the three months ended November 30, 2005 and increased $929,000, or 273%, for the six months ended November 30, 2006 compared to the six months ended November 30, 2005. The increases are primarily attributable to the increase in intangible assets acquired as a result of the acquisition of Centra in January 2006. Future amortization expense over each of the next five years is currently expected to be approximately $2.0 million for the remainder of fiscal 2007 and range from $4.0 million in fiscal 2008 to $1.8 million in fiscal 2012. We periodically review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased to a net expense of $15,000 during the three months ended November 30, 2006 compared to a net expense of $32,000 during the three months ended November 30, 2005. The decrease in net expense was due primarily to an increase in interest income primarily from higher cash balances. During the six months ended November 30, 2006, interest income and other, net increased to $51,000 compared to a net expense of $35,000 during the six months ended November 30, 2005. The increase was primarily attributable to a decrease in foreign exchange losses resulting from more favorable fluctuations in foreign currency denominated payables mainly during the first quarter of fiscal 2007 as well as to an increase in interest income, primarily from higher balances of cash held by the Company.

Interest expense Interest expense was $102,000 for the three months ended November 30, 2006 and $79,000 for the three months ended November 30, 2005. Interest expense was $237,000 for the six months ended November 30, 2006 and $187,000 for the six months ended November 30, 2005. The increase in interest expense during the three and six months ended November 30, 2006 compared to the three and six months ended November 30, 2005 was primarily due to the interest related to the higher average debt outstanding and higher interest rates charged under the bank credit facility.

Provision for income taxes From inception through November 30, 2006, we have incurred net losses for federal and state tax purposes. Income tax expense was $135,000 and $300,000 during the three and six months ended November 30, 2006 compared to $26,000 and $34,000 during the three and six months ended November 30, 2005, respectively. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

The tax returns of two of the Company’s international subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and net income.

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

Other factors that could affect our quarterly operating results include those described below and under the caption “Risk Factors:”

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business;

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended
	November 30, 2006	November 30, 2005
Cash used in operating activities	$(3,567)	$(356)
Cash used in investing activities	$(1,065)	$(381)
Cash provided by (used in) financing activities	$198	$(868)

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2006, we had $18.7 million in available cash and cash equivalents.

Cash Used In Operating Activities

Cash used in operating activities during the first six months of fiscal 2007 was $3.6 million compared to $356,000 during the first six months of fiscal 2006. Cash used in operating activities during the six months ended November 30, 2006 was primarily attributable to a net loss of $3.6 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $2.9 million and a decrease in accrued expenses of $1.1 million, partially offset by an increase in deferred revenue of $3.5 million, depreciation and amortization of purchased intangible assets of $2.7 million and stock-based compensation of 1.0 million. This compares to a net loss of $1.5 million, including $689,000 in depreciation and amortization, a decrease in accrued expenses of $2.3 million, partially offset by a decrease in accounts receivable of $1.3 million and increases in accounts payable of $695,000 and deferred revenue of $634,000 during the six months ended November 30, 2005.

Cash Used In Investing Activities

Cash used in investing activities during the six months ended November 30, 2006 was $1.1 million compared to cash used in investing activities of approximately $381,000 for the six months ended November 30, 2005 and is wholly attributable to the purchases and disposals of property and equipment to support our increased headcount.

Cash Provided By (Used In) Financing Activities

Cash provided by financing activities of $198,000 during the six months ended November 30, 2006 was primarily attributable to borrowings under our line of credit and equipment facility of $4.8 million and proceeds from the issuance of common stock, partially offset by repayments on our credit facility of $5.2 million. Cash used in financing activities of $868,000 during the six months ended November 30, 2005 was primarily attributable to net repayments for term loans of approximately $1.1 million, partially offset by proceeds from the issuance of common stock under our employee stock plans of $187,000.

Contractual Obligations and Commitments

In November 2006, the Company amended its credit facility to add an equipment facility up to a principal amount of $3.0 million and utilized $794,000 of this facility as of November 30, 2006. As of November 30, 2006, there were no other material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2006. At November 30, 2006, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

The following table summarizes our contractual obligations at November 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $22.2 million in operating leases, $539,000, which is net of estimated sublease income of $112,000, is included in accrued restructuring charges as of November 30, 2006.

	Year Ending May 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual obligations:
Bank line of credit	$—	$—	$—	$—	$—	$—	$—
Long-Term debt obligations	5,929	1,287	2,530	1,959	153	—	—
Operating lease obligations	22,205	2,116	3,981	2,608	2,526	2,613	8,361
Other long-term liabilities	773	328	130	105	105	105	—

Total	$28,907	$3,731	$6,641	$4,672	$2,784	$2,718	$8,361

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

Off-Balance Sheet Arrangements

As of November 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, the Company entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility will be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins upon the advance. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s rate was 8.5% at November 30, 2006. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of November 30, 2006, we had $5.7 million outstanding under the term and equipment loans and were in compliance with all of the covenants related to this credit facility and expect to be in compliance for the remainder of fiscal 2007. As of November 30, 2006, there were no borrowings on the receivables borrowing base revolving credit line.

At November 30, 2006, we had cash and cash equivalents totaling $18.7 million. Of this amount, approximately $11.4 million was invested in money market accounts bearing variable interest rates of between 0.50% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three and six months ended November 30, 2006, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Euros, Japanese yen and Australia dollars, was $109,000 and $140,000, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2006, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on the Company’s settlement is unclear.

If the Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on the Company’s settlement is unclear.

If the Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints. The Plaintiffs agreed to drop certain claims, and subsequently, the Court dismissed all remaining claims. The Plaintiffs have filed a notice of appeal.

Saba, on behalf of Centra, intends to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Saba believes that it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (“HCM”) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra in January 2006, and providing related services. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2006, we had $18.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our remaining goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we recorded stock-based compensation expenses of $498,000 and $1.0 million for the three and six months ended November 30, 2006 in our reported results from operations in accordance with SFAS 123R, which was issued by the FASB in December 2004 and will continue to record these charges in future periods. This will make it significantly more difficult for us to achieve profitability and as a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2006, 2005 and 2004, our quarterly revenues have fluctuated between approximately $26.2 million and $7.8 million and our quarterly net income (loss) fluctuated between approximately $131,000 and $(5.9) million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions at the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at November 30, 2006, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. Based on our market capitalization on November 30, 2006, we are required to comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ended May 31, 2007. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

International revenues accounted for 27%, 28% and 42% of our revenues for our first half of fiscal 2007 and for our fiscal years ended May 31, 2006 and 2005, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

These acquisitions could result in the use of significant amounts of cash, the incurrence of debt or potentially dilutive issuances of equity securities which may reduce earnings per share. In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, as of November 30, 2006, our remaining goodwill balance was $38.3 million. Acquisitions that we complete expose us to numerous risks, including:

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

For example, from the beginning of fiscal 2005 through November 30, 2006, the market price for our common stock has fluctuated between $7.14 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders at the Company headquarters on November 28, 2006. Of the 28,200,503 shares outstanding as of the record date, 26,646,872 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. To elect the following Class III directors to serve for terms ending upon the 2009 Annual Meeting of Stockholders or until their successors are duly elected or appointed:

	For	Withheld
Douglas M. Ferguson	26,107,410	539,462
Lawrence D. Lenihan, Jr.	26,407,339	239,533

By virtue of the results of the vote above, Douglas M. Ferguson and Lawrence D. Lenihan, Jr. were elected to continue as a director of Saba. The terms of the following directors continued after the meeting: Bobby Yazdani, Joe E. Kiani, Dow R. Wilson and Clifton T. Weatherford.

b. To ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ended May 31, 2007:

For	Against	Abstain
26,573,561	70,639	2,672

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a. Exhibits

See Exhibit Index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 12, 2007	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ PETER E. WILLIAMS III
Peter E. Williams III
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of November 28, 2006.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Summary of Non-Employee Director Compensation Policy.*

10.2(8)	CEO Compensation and Executive Officers’ Incentive Plan.*

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 1, 2006.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed October 5, 2006.
*	Management contracts or compensatory plans or arrangements.