Form 10-Q
period 2007-02-28
SABA SOFTWARE INC
filed 2007-04-16
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

On March 31, 2007, 28,762,185 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2007	May 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,778	$23,029
Restricted cash	500	500
Accounts receivable, net	18,876	18,334
Prepaid expenses and other current assets	2,886	2,709

Total current assets	45,040	44,572
Property and equipment, net	2,827	2,172
Goodwill	38,293	38,164
Purchased intangible assets, net	17,423	20,449
Other assets	863	1,018

Total assets	$104,446	$106,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,191	$8,782
Accrued compensation and related expenses	5,336	6,259
Accrued expenses	5,210	6,265
Deferred revenue	27,319	23,571
Current portion of debt and lease obligations	2,665	2,330

Total current liabilities	46,721	47,207

Deferred revenue	1,820	526
Accrued rent	2,783	2,833
Debt and lease obligations, less current portion	2,995	3,962

Total liabilities	54,319	54,528

Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at February 28, 2007 and May 31, 2006; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 28,862,790 issued and outstanding at February 28, 2007 and 28,509,483 shares issued and outstanding at May 31, 2006	29	29
Additional paid-in capital	250,580	247,716
Treasury stock: 102,997 shares at February 28, 2007 and May 31, 2006, at cost	(232)	(232)
Accumulated deficit	(200,195)	(195,359)
Accumulated other comprehensive loss	(55)	(307)

Total stockholders’ equity	50,127	51,847

Total liabilities and stockholders’ equity	$104,446	$106,375

*	Derived from audited financial statements included in Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2006.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Revenues:
License	$4,482	$5,974	$17,586	$14,404
License updates and product support	8,262	5,162	22,968	14,170
OnDemand	4,258	1,563	11,591	3,205
Professional services	7,884	5,547	22,096	16,328

Total revenues	24,886	18,246	74,241	48,107
Cost of revenues:
Cost of license	206	240	983	533
Cost of license updates and product support	2,016	1,084	5,915	2,971
Cost of OnDemand	1,390	624	3,623	1,441
Cost of professional services	5,415	4,020	15,462	11,863
Amortization of acquired developed technology	295	98	884	98

Total cost of revenues	9,322	6,066	26,867	16,906

Gross profit	15,564	12,180	47,374	31,201
Operating expenses:
Research and development	3,762	3,448	12,032	8,963
Sales and marketing	9,621	7,067	28,867	18,290
General and administrative	2,660	2,318	8,797	5,496
In-process research and development	—	760	—	760
Amortization of purchased intangible assets	634	325	1,903	665

Total operating expenses	16,677	13,918	51,599	34,174

Loss from operations	(1,113)	(1,738)	(4,225)	(2,973)
Interest income and other, net	104	(31)	155	(66)
Interest expense	(117)	(109)	(354)	(296)

Loss before provision for income taxes	(1,126)	(1,878)	(4,424)	(3,335)
Provision for income taxes	(112)	(66)	(412)	(100)

Net loss	$(1,238)	$(1,944)	$(4,836)	$(3,435)

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.17)	$(0.19)

Shares used in computing basic and diluted net loss per share	28,662	20,674	28,461	18,490

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	February 28, 2007	February 28, 2006
Operating activities:
Net loss	$(4,836)	$(3,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,087	506
Amortization of purchased intangible assets	3,027	1,609
Stock-based compensation expense	1,557	—
Loss on disposal of property and equipment	23	7
Changes in operating assets and liabilities:
Accounts receivable	(317)	1,019
Prepaid expenses and other current assets	(98)	183
Other assets	168	—
Accounts payable	(2,578)	456
Accrued compensation and related expenses	(971)	596
Accrued expenses	(1,296)	(4,923)
Accrued rent	(50)	(39)
Deferred revenue	4,939	4,268

Net cash provided by operating activities	655	247
Investing activities:
Purchases of property and equipment	(1,756)	(691)
Proceeds from sale of property and equipment	—	27
Cost of acquisition, net of cash acquired	—	8,329

Net cash (used in) provided by investing activities	(1,756)	7,665
Financing activities:
Proceeds from issuance of common stock under employee stock plans	1,308	567
Borrowings under credit facility	5,193	6,624
Repayments on borrowings under credit facility	(5,691)	(5,422)
Repayments on note payable	(134)	(1,362)

Net cash provided by financing activities	676	407
Effect of exchange rate changes on cash	174	(84)

(Decrease) increase in cash and cash equivalents	(251)	8,235
Cash and cash equivalents, beginning of period	23,029	15,408

Cash and cash equivalents, end of period	$22,778	$23,643

Supplemental disclosure of non-cash transactions:
Common stock issued for acquisitions	$—	$37,820

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

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2006, as amended by the Form 10-K/A filed on September 28, 2006. The results of operations for the three and nine months ended February 28, 2007 are not necessarily indicative of results for the entire fiscal year ending May 31, 2007 or for any future period.

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

Related Party Transaction

During the nine months ended February 28, 2007, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. in the aggregate amount of $337,000. At February 28, 2007, Saba’s accounts receivable included $14,000 payable by Varian Medical Systems, Inc. The Executive Vice President of Varian Medical Systems, Inc. serves as a director on Saba’s Board of Directors.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Assumptions

Prior to June 1, 2006, the Company applied the intrinsic value recognition and measurement principles of APB 25, in accounting for stock-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its 2000 Employee Stock Purchase Plan (“ESPP”) as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. Effective June 1, 2006, the Company’s adoption of the fair value recognition provisions of SFAS 123R, as interpreted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, using the modified prospective transition method resulted in the recognition of stock-based compensation expense for the three and nine months ended February 28, 2007 which included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. The Company estimates the volatility of its common stock-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

Adoption of SFAS 123R

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended February 28, 2007.

(in thousands, except per share data)	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007
Cost of revenues	$74	$188
Research and development	107	278
Sales and marketing	213	631
General and administrative	156	460

Stock-based compensation expense included in net loss	$550	$1,557

Effect of stock-based compensation on net loss per share:
Basic and diluted	$0.02	$0.05

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Determining Fair Value

The Company used the following assumptions to estimate the fair value of options granted for the three and nine months ended February 28, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Stock Options:
Expected volatility	58.3%	49.0%	62.4%	49.0%
Risk-free interest rates	4.5%	3.9%	4.6%	3.9%
Expected term (years)	4.1	2.5	4.1	2.5
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Forfeiture rate	25%	38%	25%	38%

Price data and activity for the Company’s equity compensation plans during the nine months ended February 28, 2007, are summarized as follows:

	Outstanding Options (Number of Shares)	Weighted Average Exercise Price Per Share
Balance at May 31, 2006	3,932,104	$5.28
Granted	2,029,292	$6.14
Exercised	(280,451)	$3.61
Forfeited or expired	(1,031,477)	$7.51

Balance at February 28, 2007	4,649,468	$5.27

The weighted average fair value of options granted during the nine months ended February 28, 2007 was $3.21 per share.

Stock options issued under equity compensation plans outstanding and exercisable at February 28, 2007 were as follows:

	Options Outstanding				Options Exercisable
Ranges of Exercisable Prices	Shares	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$ 0.02 - $ 3.50	234,120	2.00	$2.38	$1,141,414	225,403	$2.38	$1,100,086
$ 3.51 - $ 3.75	348,285	2.75	$3.61	1,270,145	268,833	$3.62	979,534
$ 3.76 - $ 3.85	367,445	3.02	$3.78	1,278,147	247,021	$3.78	859,136
$ 3.86 - $ 4.19	687,134	4.26	$4.02	2,223,580	255,016	$4.04	821,982
$ 4.20 - $ 5.00	423,635	4.16	$4.70	1,085,192	250,956	$4.62	663,166
$ 5.01 - $ 5.50	623,720	4.95	$5.11	1,340,571	87,039	$5.04	193,197
$ 5.51 - $ 6.35	975,698	5.38	$6.17	1,059,298	—	$—	—
$ 6.36 - $ 7.00	791,825	5.30	$6.40	680,894	375	$6.60	248
$ 7.01 - $ 117.50	197,606	0.88	$11.33	—	197,606	$11.33	—

$ 0.02 - $ 117.50	4,649,468	4.29	$5.27	$10,079,241	1,532,249	$4.77	$4,617,349

The Company defines in-the-money options at February 28, 2007 as options that had exercise prices that were lower than the $7.26 market price of its common stock at that date. The aggregate intrinsic value of options outstanding at February 28, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of its common stock for the 4.5 million shares that were in-the-money at that date. There were 1.3 million in-the-money options exercisable at February 28, 2007. The total intrinsic value of options exercised during the three and nine months ended February 28, 2007 was $603,000 and $769,000, respectively, determined as of the date of exercise.

The Company recorded $550,000 and $1,557,000 in stock-based compensation expense before income tax benefit for stock options and shares granted under its ESPP in its results of operations for the three and nine months

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended February 28, 2007, respectively. As of February 28, 2007, there was $4.1 million of total unrecognized compensation cost before income tax benefit related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 1.9 years.

The Company received $562,000 and $1,044,000 in cash from option exercises during the three and nine months ended February 28, 2007. The Company received $168,000 and $264,000 from the purchase of shares under the ESPP during the three and nine months ended February 28, 2007. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

Comparable Disclosures

Prior to the Company’s adoption of SFAS 123R on June 1, 2006, the Company accounted for stock-based employee compensation under the provisions of APB 25 and had recorded no stock-based compensation expense for the three and nine months ended February 28, 2006. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and nine months ended February 28, 2006 had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model.

(in thousands, except per share data)	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Net loss as reported	$(1,944)	$(3,435)
Less: Pro-forma stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,305)	(4,283)

Adjusted net loss	$(3,249)	$(7,718)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.19)

As adjusted	$(0.16)	$(0.42)

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net loss	$(1,238)	$(1,944)	$(4,836)	$(3,435)

Weighted-average shares of common stock outstanding	28,662	20,674	28,461	18,490

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,662	20,674	28,461	18,490

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.17)	$(0.19)

Shares subject to anti-dilutive options excluded from calculation (1)	1,427	1,432	2,096	916

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

4. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Nine months ended
(in thousands)	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net loss	$(1,238)	$(1,944)	$(4,836)	$(3,435)
Foreign currency translation gain (loss)	56	2	252	(163)

Comprehensive loss	$(1,182)	$(1,942)	$(4,590)	$(3,598)

5. Acquisitions

Centra Software, Inc.

On January 31, 2006, Saba acquired Centra Software, Inc. (“Centra”), a provider of software and services for online learning and training. As part of Saba’s strategy to establish itself as the market leader in the enterprise learning software industry, Saba acquired Centra to leverage the Company’s collaborative learning offering in order to provide the industry’s first complete enterprise learning solution.

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company beginning on February 1, 2006. The total purchase price was $62.3 million, which consisted of $37.8 million of Saba common stock, $19.4 million in cash paid to Centra stockholders and $5.1 million in cash for transaction costs. In allocating the purchase price based on fair values, Saba recorded approximately $23.5 million of goodwill, $18.1 million of identifiable intangible assets and $20.7 million of net liabilities.

Net tangible assets were valued at their respective historical carrying amounts as these approximate fair value, except for deferred revenues and prepaid royalties that were written down to amounts that approximate their current fair values. Deferred revenues were reduced by approximately $8.1 million to adjust deferred revenue to an amount equivalent to Saba’s legal obligation representing the estimated cost plus an appropriate profit margin to perform the services related to Centra’s software support and hosting contracts and performance of pre-paid professional services.

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of customer backlog, customer relationships, tradenames and acquired developed technology acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no additions to intangible assets during the three or nine months ended February 28, 2007. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	February 28, 2007			Original Weighted Average Useful Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer backlog	$740	$420	$320	2.4 Years
Customer relationships	14,920	3,073	11,847	6.3 Years
Tradenames	820	178	642	5 Years
Acquired developed technology	5,890	1,276	4,614	5 Years

Total	$22,370	$4,947	$17,423

	May 31, 2006			Original Weighted Average Useful Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer backlog	$740	$(181)	$559	2.4 Years
Customer relationships	14,920	(1,293)	13,627	6.3 Years
Tradenames	820	(54)	766	5 Years
Acquired developed technology	5,890	(393)	5,497	5 Years

Total	$22,370	$(1,921)	$20,449

The total expected future amortization related to purchased intangible assets will be approximately $1,009,000 for the remainder of fiscal 2007 and $3,955,000, $3,716,000, $3,716,000, and $3,268,000 in fiscal years 2008 through 2011, respectively, and $1,759,000 thereafter.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in the fourth quarter of fiscal 2006 and concluded that goodwill was not impaired. During the three and nine months ended February 28, 2007, there were no indicators of impairment of goodwill and intangible assets. The annual review for impairment for fiscal 2007 will be completed in the fourth quarter.

The changes in the carrying amount of goodwill for the nine months ended February 28, 2007 are as follows (in thousands):

(in thousands)	Net Carrying Amount
Goodwill, as of May 31, 2006	$38,164
Adjustments to goodwill related to the THINQ and Centra acquisitions	(28)

Goodwill, as of August 31, 2006	38,136
Adjustments to goodwill related to the THINQ and Centra acquisitions	201

Goodwill, as of November 30, 2006	38,337
Adjustments to goodwill related to the THINQ and Centra acquisitions	(44)

Goodwill, as of February 28, 2007	$38,293

During the three months ended February 28, 2007, the Company made certain adjustments to the balance of goodwill related to the Centra acquisition, primarily as a result of a facility settlement payment that was lower than the accrued amount.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt and Other Obligations

Notes Payable and other obligations

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable that represented payments due to a former landlord and certain equipment loans. At February 28, 2007 and May 31, 2006, the balance on the note payable was $94,000 and $115,000 and the balance of the equipment loans was $4,000 and $19,000, respectively.

As part of the acquisition of Human Performance Technologies, Inc. in March 2001, Saba assumed a liability of $420,000 that represented payments due under an intellectual property agreement. The liability was being repaid in quarterly installments of $17,500 through December 31, 2006. There was no balance due at February 28, 2007 and a balance of $52,500 remained due at May 31, 2006.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank to replace the existing credit facility. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility will be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins upon the advance. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s interest rate was 8.5% at February 28, 2007. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of February 28, 2007 and May 31, 2006, the Company had borrowings under the term and equipment portions of the credit facility of $5.5 million and $6.0 million, respectively. As of February 28, 2007, the Company had no borrowings under the revolving credit line, of which $5.2 million remained available under the accounts receivable borrowing base portion. As of May 31, 2006, there were no borrowings under this credit facility.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA or “earnings before income tax, depreciation and amortization,” covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. Under the terms of the agreement, EBITDA excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of February 28, 2007 and May 31, 2006, the Company was in compliance with all covenants. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

8. Restructuring

As part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra were included as part of the Centra purchase price allocation. During the nine months ended February 28, 2007, the Company made certain adjustments to the accrued Centra Restructuring, including an additional accrual for abandoned facilities related to a change in estimates used to calculate the accrual and the settlement of employee termination benefits. The components of accrued restructuring and movements within these components through February 28, 2007 for the Centra Restructuring were as follows:

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2006	$927	$593	$1,520
Deductions—cash payments	(281)	(161)	(442)

Accrual as of August 31, 2006	646	432	1,078
Deductions—cash payments	(360)	(151)	(511)
Adjustments	(32)	312	280

Accrual as of November 30, 2006	254	593	847
Deductions—cash payments	(80)	(142)	(222)
Adjustments	—	(6)	(6)

Accrual as of February 28, 2007	$174	$445	$619

During fiscal 2006, the Company implemented a restructuring program (the “2006 Restructuring”) to consolidate excess facilities as a result of its acquisitions of THINQ and Centra. The restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The facilities restructuring charges recorded to general and administrative expenses of $358,000 were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income. During February 2007, the Company amended its remaining lease for these facilities and relinquished all rights in the excess facility. As no further payments were due related to this excess facility, the Company reversed the remaining portion of the restructuring accrual of $211,000 to general and administrative expenses.

The components of accrued restructuring charges and movements within these components through February 28, 2007 for the 2006 Restructuring were as follows:

(in thousands)	Facilities Related Charges
Accrual as of May 31, 2006	$458
Deductions—cash payments	(152)

Accrual as of August 31, 2006	306
Deductions—cash payments	(58)

Accrual as of November 30, 2006	248
Deductions—cash payments	(37)
Reversal of restructuring accrual	(211)

Accrual as of February 28, 2007	$—

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

From inception through February 28, 2007, the Company has incurred net losses for federal and state tax purposes. Income tax expense was $112,000 and $412,000 during the three and nine months ended February 28, 2007, respectively, and $66,000 and $100,000 during the three and nine months ended February 28, 2006, respectively. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

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

11. Segment Information

Saba provides software and services that increase business performance through human capital development and management. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, the Company believes that it operates in one segment for financial reporting purposes.

12. Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain underwriters of its initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

On July 16, 2003, a committee of the Company’s board of directors conditionally approved a proposed partial

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2004, an agreement of settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision.

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

If the District Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The Court denied Centra’s motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra. Centra’s former officers and directors, Leon Navickas and Stephen A. Johnson, signed tolling agreements and were dismissed from the action without prejudice on October 9, 2002.

In June, 2003, Centra conditionally approved a proposed partial settlement with the plaintiffs in this matter.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2004, an agreement of settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the District Court reserved decision.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on Centra’s settlement is unclear.

If the District Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints. The plaintiffs agreed to drop certain claims, and subsequently, the State Court dismissed all remaining claims. The plaintiffs have filed a notice of appeal.

The Company, on behalf of Centra intends to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for re-examination of the patents at issue with the U.S. Patent and Trademark Office. The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Saba believes that it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

13. Recent Accounting Pronouncements

In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company presents the taxes within the scope of EITF 06-3 on a net basis.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on the Company’s financial statements.

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

Forward-looking statements include statements regarding:

(i)	in Part I, Item 1,

-	future amortization related to intangible assets,

-	our anticipation that we will not pay any cash dividends in the foreseeable future,

-	adjustments to total unrecognized compensation costs and recognition of such costs,

-	our estimates of future sublease income and the estimated payments of such income,

-	the resolution and effect of pending litigation,

-	the effect of recent accounting changes,

(ii) in Part I, Item 2,

-	our belief that the acquisition of Centra helped strengthen our competitive position and allows us to broaden and deepen our product offerings,

-	our expectation that the Centra product lines and our Saba Performance product will generate a larger percentage of our license sales,

-	our expectation that license updates and product support revenue will increase due to our expanded customer base resulting from the Centra acquisition,

-	our expectation that a substantial majority of our customers, as well as former Centra customers, will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

-	our belief that many of our customers have not resumed previous levels of expenditures on information technologies, particularly enterprise software,

-	our need to generate significantly higher revenue and continue to manage our expenses in order to achieve profitability,

-	continued investment in areas that we believe accelerate growth,

-	our anticipation that we will not pay any cash dividends in the foreseeable future,

-	our expectations relating to future amortization expenses,

-	our expectations that we will incur additional liability in connection with the examination of the tax returns of two of our international subsidiaries, and our belief that we have provided for adequate tax provisions relating to such examination,

-	our anticipation that we will continue to experience long sales cycles,

-	our contractual obligations, including the table summarizing our contractual obligations as of February 28, 2007,

-	our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

(iii) in Part II, Item 1,

-	the resolution and effect of pending litigation,

(iv) in Part II, Item 1A,

-	our expectation that we will derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management software suite, including online learning and collaboration software acquired in connection with the Centra acquisition, and providing related services,

-	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

-	our expectation that our operating results will fluctuate significantly in the future,

-	our expectations to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, develop new alliances, increase our services and support capabilities and improve our operational and financial systems,

-	our success depending on our ability to attract and retain additional personnel,

-	our expectation that competition and the pace of change will increase in the future,

-	our intention to expand our international presence in the future,

-	our expectation to continue to acquire complementary businesses or technologies,

-	our expectation to regularly release new products and new versions of our existing products,

-	our expectations regarding the Edisync Systems litigation,

-	our belief that our success depends on our proprietary technology, and

-	our belief that our success depends on the acceptance and successful integration by customers of our products.

These	forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are

-	defects and other problems with our products,

-	unanticipated adverse changes in the international markets,

-	incorrect estimates or assumptions,

-	unanticipated adverse results for pending litigation,

-	contraction of the economy and world markets,

-	lack of demand for information technologies from our customers,

-	requirements for increased spending in research and development,

-	unanticipated need for capital for operations,

-	lack of demand for our products,

-	inability to introduce new products, and

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

On January 31, 2006, we completed the acquisition of Centra, a provider of online learning and training software and services. We believe our acquisition of Centra helped strengthen our competitive position in the human capital management market and allows us to broaden and deepen our product offerings. In addition, as a result of the acquisition, our customer base is substantially larger and we have enhanced our global reach and resources, allowing us to better serve our customers.

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

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite, including the Centra product line. Going forward, we expect our Saba Performance and Saba Talent product suites to generate a larger percentage of our license sales. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. As was the case during the three months ended February 28, 2007, the timing of a few large software license transactions can substantially affect our quarterly license revenue.

OnDemand

OnDemand revenue includes revenue derived from subscription-based managed application services. These services are generally provided pursuant to annual agreements and the associated revenue is recognized ratably over the term of the agreement. With the acquisition of Centra, this line of revenue has become a larger percentage of our total revenue.

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

Revenue related to professional services provided in conjunction with software licenses is generally recognized as the services are performed and revenue related to professional services provided in conjunction with OnDemand offerings is generally recognized ratably over the initial OnDemand term. Although we generally provide consulting services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method. We use labor hours incurred as a percentage of total expected hours as the measure of progress towards completion.

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

Restructuring costs. The total accrued restructuring included facilities related charges and workforce reduction charges, some of which was recorded as exit liabilities in purchase accounting. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual could have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs or a decrease of the purchase price. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

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

We estimate the fair value of options granted in the three and nine months ended February 28, 2007 using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 2 to the condensed consolidated financial statements, Part I, Item 1. We estimate the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. We estimate the volatility of our common stock by using our historical stock price volatility over the length of the expected term of the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock-based compensation on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Recent Accounting Pronouncements

In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

On January 31, 2006, we completed the acquisition of Centra Software, Inc. and have included Centra’s results of operations from the date of acquisition in our condensed consolidated financial statements. Our results of operations and the related discussions for the three and nine months ended February 28, 2006 include only one month of revenues and expenses related to Centra. Accordingly, the acquisition had a significant impact on our year over year growth rates. Our acquisition of Centra did not result in any new reportable segments.

Revenues

	Three months ended
	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
(dollars in thousands)
Revenues:
License	$4,482	18%	$5,974	33%
License updates and product support	8,262	33%	5,162	28%
OnDemand	4,258	17%	1,563	9%
Professional services	7,884	32%	5,547	30%

Total revenues	$24,886	100%	$18,246	100%

	Nine months ended
	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
(dollars in thousands)
Revenues:
License	$17,586	24%	$14,404	30%
License updates and product support	22,968	31%	14,170	29%
OnDemand	11,591	15%	3,205	7%
Professional services	22,096	30%	16,328	34%

Total revenues	$74,241	100%	$48,107	100%

Total Revenues. Total revenues increased by $6.6 million, or 36%, during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. As a percentage of total revenues, revenues from customers outside the United States represented 34% for the three months ended February 28, 2007 and 22% for the three months ended February 28, 2006. Total revenues increased by $26.1 million, or 54%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. As a percentage of total revenues, revenues from customers outside the United States represented 30% for the nine months ended February 28, 2007 and 26% for the nine months ended February 28, 2006. Our international revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

License Revenue. License revenue decreased by $1.5 million during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The decrease in license revenue was primarily attributable to delays in completing a number of sizeable transactions by quarter end and to a lesser extent, stronger than expected OnDemand bookings relative to license bookings. License revenue increased by $3.2 million, or 22%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase in license revenue during the nine month period was primarily attributable to the increased sales activity during the first two fiscal quarters of our Human Capital Management products, including new products acquired in the Centra acquisition in fiscal 2006, to new and existing customers.

License Updates and Product Support Revenue. License updates and product support revenue increased by $3.1 million, or 60%, during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. License updates and product support revenue increased by $8.8 million, or 62%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase was primarily attributable to the continued growth in our installed base, both organically as well as from the addition of the Centra and THINQ installed base of customers. The results for the three and nine months ended February 28, 2006 include results from only one month of Centra as it was acquired on January 31, 2006 and included the fair value adjustment of the THINQ and Centra deferred revenue required by GAAP purchase accounting.

OnDemand Revenue. OnDemand revenue increased by $2.7 million, or 172%, during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. OnDemand revenue increased by $8.4 million, or 262%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase during the three and nine month periods was due primarily to an increase in customer demand for these offerings from both existing and new customers and the inclusion of the Centra OnDemand offerings acquired in fiscal 2006.

Professional Services Revenue. Professional services revenue increased by $2.3 million, or 42%, during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. Professional services revenue increased by $5.8 million, or 35%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase in services revenue during the three and nine months ended February 28, 2007 is attributable to an increase in the number of consulting projects resulting from the increase in the number of new license sales and in part from the overall increase in the customer base.

Cost of Revenues

	Three months ended
(dollars in thousands)	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
Cost of revenues:
Cost of license	$206	1%	$240	1%
Cost of license updates and product support	2,016	8%	1,084	6%
Cost of OnDemand	1,390	6%	624	3%
Cost of professional services	5,415	22%	4,020	22%
Amortization of acquired developed technology	295	1%	98	1%

Total cost of revenues	$9,322	38%	$6,066	33%

	Nine months ended
(dollars in thousands)	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
Cost of revenues:
Cost of license	$983	1%	$533	1%
Cost of license updates and product support	5,915	8%	2,971	6%
Cost of OnDemand	3,623	5%	1,441	3%
Cost of professional services	15,462	21%	11,863	25%
Amortization of acquired developed technology	884	1%	98	—%

Total cost of revenues	$26,867	36%	$16,906	35%

The following table is the summary of gross margin:

	Three months ended
(dollars in thousands)	February 28, 2007	February 28, 2006
Gross margin:
License (including amortization of acquired developed technology)	$3,981	$5,636
Percentage of license revenue	89%	94%
License updates and product support	6,246	4,078
Percentage of license updates and product support revenue	76%	79%
OnDemand	2,868	939
Percentage of OnDemand revenue	67%	60%
Professional services	2,469	1,527
Percentage of professional services revenue	31%	28%
Total	$15,564	$12,180
Percentage of total revenues	63%	67%

	Nine months ended
(dollars in thousands)	February 28, 2007	February 28, 2006
Gross margin:
License (including amortization of acquired developed technology)	$15,719	$13,773
Percentage of license revenue	89%	96%
License updates and product support	17,053	11,199
Percentage of license updates and product support revenue	74%	79%
OnDemand	7,968	1,764
Percentage of OnDemand revenue	69%	55%
Professional services	6,634	4,465
Percentage of professional services revenue	30%	27%

Total	$47,374	$31,201
Percentage of total revenues	64%	65%

Cost of License Revenue. Cost of license revenue includes royalties to third parties, the cost of manuals and product documentation, production media and shipping costs. Cost of license revenue decreased $34,000, or 14%, during the three months ended February 28, 2007 when compared to the three months ended February 28, 2006. Cost of license revenue increased $450,000, or 84%, during the nine months ended February 28, 2007 when compared to the nine months ended February 28, 2006. The increase was attributable to higher royalties paid to third parties for products licensed in the period and an increase in amortization of prepaid royalties related to the products acquired through the acquisition of Centra.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $932,000, or 86%, during the three months ended February 28, 2007 when compared to the three months ended February 28, 2006. Cost of license updates and product support revenue increased $2.9 million, or 99%, during the nine months ended February 28, 2007 when compared to the nine months ended February 28, 2006. The increase is primarily due to the cost to support the license updates and product support contracts assumed in the Centra acquisition, as well as additional investment in our license updates and product support organization, mainly headcount, to support our growing customer base. As a result of the increase in the cost of license updates and product support revenue, gross margin on license updates and product support declined from 79% in the third quarter of fiscal 2006 to 76% in the third quarter of fiscal 2007 and from 79% during the nine months ended February 28, 2006 to 74% during the nine months ended February 28, 2007. The decline in gross margin was primarily the result of contracts assumed in the Centra acquisition for which we incurred costs to provide the contracted services without the ability to recognize all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $766,000, or 123%, during the three months ended February 28, 2007 compared to the three months ended February 28, 2006. Cost of OnDemand revenue increased by $2.2 million, or 151%, during the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase in the cost of OnDemand revenue was primarily due to an increase in salary and related expenses related to additional headcount, including the additional employees from the Centra acquisition, an increase in third party co-location and connectivity fees and an increase in depreciation expense for OnDemand infrastructure equipment resulting from our investment in the infrastructure to support our increasing OnDemand revenue base. The OnDemand gross margins experienced an increase to 67% in the third quarter of fiscal 2007 compared to 60% in the third quarter of fiscal 2006, due primarily to the growing user base and higher margin OnDemand offerings. During the nine months ended February 28, 2007, OnDemand gross margins increased to 69% compared to 55% during the nine months ended February 28, 2006, also due to the growing user base and higher margin OnDemand offerings.

Cost of Professional Services Revenue. Our cost of professional services revenue includes salaries and related expenses for our professional services, as well as third-party subcontractors and billed expenses. For the three months ended February 28, 2007, cost of services revenue increased $1.4 million, or 35%, compared to the three months ended February 28, 2006. The increase was primarily attributable to an increase in employee payroll and related expenses of approximately $1.0 million and an increase in reimbursable travel and third party consulting expenses of $237,000. These costs are required to support the increased professional services revenue and meet our customers’ demands. For the nine months ended February 28, 2007, cost of services revenue increased $3.6 million, or 30%, compared to the nine months ended February 28, 2006. The increase was primarily attributable to an increase in employee payroll and related expenses of approximately $2.7 million, including $96,000 of stock-based compensation and an increase in reimbursable travel and third party consulting expenses of $397,000. These costs are required to support the increased professional services revenue and meet our customers’ demands. The professional services gross margins improved during the third quarter of fiscal 2007 to 31% from 28% in the third quarter of fiscal 2006 and to 30% during the nine months ended February 28, 2007 from 27% during the nine months ended February 28, 2006. The improvements were primarily due to the use of fewer third party contractors to perform the services and a more efficient allocation of projects among our global professional services resources.

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

	Three months ended
(dollars in thousands)	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
Operating expenses:
Research and development	$3,762	15%	$3,448	19%
Sales and marketing	9,621	39%	7,067	39%
General and administrative	2,660	11%	2,318	13%
In-process research and development	—	—%	760	4%
Amortization of purchased intangible assets	634	2%	325	2%

Total operating expenses	$16,677	67%	$13,918	77%

	Nine months ended
(dollars in thousands)	February 28, 2007	Percent of Total Revenue	February 28, 2006	Percent of Total Revenue
Operating expenses:
Research and development	$12,032	16%	$8,963	19%
Sales and marketing	28,867	39%	18,290	38%
General and administrative	8,797	12%	5,496	11%
In-process research and development	—	—%	760	2%
Amortization of purchased intangible assets	1,903	3%	665	1%

Total operating expenses	$51,599	70%	$34,174	71%

Research and development. Research and development expenses increased $314,000, or 9%, for the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The increase was primarily due to an increase in employee payroll and related benefits expenses of $359,000, in part as a result of the acquisition of Centra in January 2006. Employee expenses for the three months ended February 28, 2007 include stock-based compensation expense of $107,000 resulting from the adoption of SFAS 123R and a decrease in bonus expenses of $114,000. During the nine months ended February 28, 2007, research and development increased $3.1 million, or 34%, compared to the nine months ended February 28, 2006. The increase was primarily due to an increase in employee payroll and related benefits expenses of $2.6 million, primarily due to the acquisition of Centra in January 2006. Employee expenses for the nine months ended February 28, 2007 include stock-based compensation expense of $278,000 resulting from the adoption of SFAS 123R.

Sales and marketing. Sales and marketing expenses increased $2.6 million, or 36%, for the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The increase was primarily attributable to an increase in employee salary and benefits expenses of $1.8 million, in part as a result of the acquisition of Centra in January 2006 and an increase in marketing and events of $501,000. Employee expenses for the three months ended February 28, 2007 included stock-based compensation expense of $212,000 and a decrease in bonus expenses of $204,000. During the nine months ended February 28, 2007, sales and marketing expenses increased $10.6 million, or 58%, compared to the nine months ended February 28, 2006. The increase was primarily attributable to an increase in employee salary and benefits expenses of $7.9 million, in part as a result of the acquisition of Centra in January 2006 and an increase in marketing and events of $1.0 million. Employee expenses for the nine months ended February 28, 2007 included stock-based compensation expense of $631,000 resulting from the adoption of SFAS 123R.

General and administrative. General and administrative expenses increased $342,000, or 15%, for the three months ended February 28, 2007 compared to the three months ended February 28, 2006. The increase is due to increases in employee salary and benefits expenses of approximately $294,000, in part as a result of an increase in headcount related to the acquisition of Centra and an increase in professional fees of $213,000, offset in part by a $211,000 reversal of accrued restructuring costs resulting from the amendment of a facility lease. Employee expenses for the three months ended February 28, 2007 included stock-based compensation expense of $155,000 and a decrease in bonus expenses of $355,000. General and administrative expenses increased $3.3 million, or 60%, for the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increase is due to increases in employee salary and benefits expenses of approximately $2.4 million, in part as a result of an increase in headcount related to the acquisition of Centra and an increase in professional fees of $937,000. Employee expenses for the nine months ended February 28, 2007 included stock-based compensation expense of $460,000 resulting from the adoption of SFAS 123R.

Amortization of purchased intangible assets. Amortization of purchased intangible assets for the three months ended February 28, 2007 increased by $309,000, or 95%, from the three months ended February 28, 2006 and increased $1.2 million, or 186%, for the nine months ended February 28, 2007 compared to the nine months ended February 28, 2006. The increases are primarily attributable to the increase in intangible assets acquired as a result of the acquisition of Centra in January 2006. Future amortization expense over each of the next five years is currently expected to be approximately $1.0 million for the remainder of fiscal 2007 and range from $4.0 million in fiscal 2008 to $1.8 million in fiscal 2012. We periodically review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased to $104,000 during the three months ended February 28, 2007 compared to a net expense of $31,000 during the three months ended February 28, 2006. The increase was due primarily to an increase in interest income primarily from higher balances of cash held in interest bearing accounts during the quarter. During the nine months ended February 28, 2007, interest income and other, net increased to $155,000 compared to a net expense of $66,000 during the nine months ended February 28, 2006. The increase was primarily attributable to a decrease in foreign exchange losses resulting from more favorable fluctuations in foreign currency denominated accounts receivable during fiscal 2007 as well as to an increase in interest income, primarily from higher balances of cash held in our interest bearing accounts.

Interest expense Interest expense was $117,000 for the three months ended February 28, 2007 and $109,000 for the three months ended February 28, 2006. Interest expense was $354,000 for the nine months ended February 28, 2007 and $296,000 for the nine months ended February 28, 2006. The increase in interest expense during the three and nine months ended February 28, 2007 compared to the three and nine months ended February 28, 2006 was primarily due to the interest related to the higher average debt outstanding and higher interest rates charged under the bank credit facility.

Provision for income taxes From inception through February 28, 2007, we have incurred net losses for federal and state tax purposes. Income tax expense was $112,000 and $412,000 during the three and nine months ended February 28, 2007 compared to $66,000 and $100,000 during the three and nine months ended February 28, 2006, respectively. Income tax expense during both of these periods consists entirely of foreign tax expense incurred as a result of local country profits and tax contingencies.

The tax returns of two of our international subsidiaries are currently under examination. We have concluded that it is probable that the examination will result in an additional liability. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and net income.

We have recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

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

Other factors that could affect our quarterly operating results include those described below and under the caption “Risk Factors:”

•	dependence of our revenues on a small number of large orders and the average order value;

•	our ability to attract new customers;

•	any changes in revenue recognition rules and interpretations of these rules;

•	our ability to license additional products to current customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our products and services revenues in any quarter;

•	the amount and timing of operating costs and capital expenditures relating to expansion or contraction of our business;

•	foreign currency fluctuations; and

•	our ability to integrate operations from acquisitions successfully.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
(in thousands)	February 28, 2007	February 28, 2006
Cash provided by operating activities	$655	$247
Cash (used in) provided by investing activities	$(1,756)	$7,665
Cash provided by financing activities	$676	$407

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of February 28, 2007, we had $22.8 million in available cash and cash equivalents.

Cash Provided by Operating Activities

Cash provided by operating activities during the first nine months of fiscal 2007 was $655,000 compared to $247,000 during the first nine months of fiscal 2006. Cash provided by operating activities during the nine months ended February 28, 2007 was primarily attributable to a net loss of $4.8 million offset by depreciation, amortization and amortization of stock-based compensation of $5.7 million, and an increase in deferred revenues of $4.9 million, offset by decreases in accounts payables of $2.6 million and accrued expenses of $2.3 million. This compares to a net loss of $3.4 million, including $2.1 million in depreciation and amortization, and cash received from the increase in deferred revenues of $4.3 million and the decrease in accounts receivables of $1.0 million partially offset by a decrease in accrued expenses of $4.9 million during the nine months ended February 28, 2006.

Cash (Used In) Provided by Investing Activities

Cash used in investing activities during the nine months ended February 28, 2007 was $1.8 million compared to cash provided by investing activities of approximately $7.7 million for the nine months ended February 28, 2006. The cash used during fiscal 2007 is wholly attributable to the purchases and disposals of property and equipment to support our increased headcount while the cash provided during fiscal 2006 was primarily related to the cash acquired in the Centra acquisition.

Cash Provided By Financing Activities

Cash provided by financing activities of $676,000 during the nine months ended February 28, 2007 was primarily attributable to proceeds from the borrowings under our line of credit and equipment facility of $5.2 million and the issuance of common stock related to our employee stock plans of $1.3 million, partially offset by repayments on our credit facility of $5.7 million. Cash provided by financing activities of $407,000 during the nine months ended February 28, 2006 was primarily attributable to proceeds from the issuance of common stock under our employee stock plans of $567,000 and $6.6 million in borrowings under our bank credit facility offset by repayments for term and equipment loans of approximately $6.7 million.

Contractual Obligations and Commitments

In November 2006, we amended our credit facility to add an equipment facility up to a principal amount of $3.0 million and utilized $1.1 million of this facility as of February 28, 2007. As of February 28, 2007, there were no other material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2006. At February 28, 2007, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

The following table summarizes our contractual obligations at February 28, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $21.8 million in operating leases, $336,000 is included in accrued restructuring charges as of February 28, 2007.

	Year Ending May 31,
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Contractual obligations:
Bank line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt obligations	5,676	667	2,664	2,092	253	—	—
Operating lease obligations	21,817	945	3,779	2,757	2,756	2,850	8,730
Other long-term liabilities	481	36	130	105	105	105	—

Total	$27,974	$1,648	$6,573	$4,954	$3,114	$2,955	$8,730

We currently anticipate that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we could choose to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

As of February 28, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility will be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins upon the advance. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line. The bank’s rate was 8.5% at February 28, 2007. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of our personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting our ability and our subsidiaries ability to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change our business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before interest, income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the credit facility prior to their stated maturity date, our ability to borrow under the revolving credit line may be terminated, and the bank may be able to foreclose on any collateral provided by us.

As February 28, 2007, we had $5.5 million outstanding under the term and equipment loans and were in compliance with all of the covenants related to this credit facility and expect to be in compliance for the remainder of fiscal 2007. As of February 28, 2007, there were no borrowings on the receivables borrowing base revolving credit line.

At February 28, 2007, we had cash and cash equivalents totaling $22.8 million. Of this amount, approximately

$19.1 million was invested in money market accounts bearing variable interest rates of between 0.50% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended February 28, 2007, our realized gain and unrealized loss due to movements in foreign currencies, primarily British pounds, Euros, Japanese yen and Australian dollars, was $26,000 and $16,000, respectively, and for the nine months ended February 28, 2007 our realized and unrealized losses were $57,000 and $92,000, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of February 28, 2007, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and our former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. Because our settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on our settlement is unclear.

If the District Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court denied Centra’s motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra. Centra’s former officers and directors, Leon Navickas and Stephen A. Johnson, signed tolling agreements and were dismissed from the action without prejudice on October 9, 2002.

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

In June 2004, an agreement of settlement was submitted to the District Court for preliminary approval. The Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the District Court reserved decision.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. Because Centra’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of the Court of Appeals’ ruling on Centra’s settlement is unclear.

If the District Court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

If the settlement process fails, we, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra has moved to dismiss the complaints. The plaintiffs agreed to drop certain claims, and subsequently, the State Court dismissed all remaining claims. The plaintiffs have filed a notice of appeal.

We, on behalf of Centra, intend to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. The Patent Office has issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. We believe that we have meritorious defenses with respect to the other patent and we intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

We expect to derive substantially all of our revenues for the foreseeable future from the licensing of Saba’s Human Capital Management (“HCM”) software suite, including online learning and collaboration software acquired in connection with the acquisition of Centra in January 2006, and providing related services. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability. In the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 28, 2007, we had $17.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our remaining goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we recorded stock-based compensation expenses of $550,000 and $1.6 million for the three and nine months ended February 28, 2007 in our reported results from operations in accordance with SFAS 123R, which was issued by the FASB in December 2004 and will continue to record these charges in future periods. This will make it significantly more difficult for us to achieve profitability and as a result, we expect to incur losses for the foreseeable future. We will need to generate significantly higher revenues and manage expenses in order to achieve profitability or control negative cash flows. If we achieve profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2007, 2006, 2005 and 2004, our quarterly revenues have fluctuated between approximately $26.2 million and $7.8 million and our quarterly net income (loss) fluctuated between approximately $131,000 and $(5.9) million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions at the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, since we forecast our expenses based in part on future revenue projections, our operating results would be adversely affected if we cannot meet those revenue projections.

Other factors that could affect our quarterly operating results include:

•	The demand for our products and professional services and our efficiency in rendering our professional services;

•	The variability in the mix of our revenues and bookings in any quarter;

•	The variability in the mix of the type of services delivered in any quarter and the extent to which third party contractors are used to provide such services;

•	The size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

•	The amount and timing of our operating expenses and capital expenditures;

•	The performance of our international business, which accounts for a substantial part of our consolidated revenues; and

•	Fluctuations in foreign currency exchange rates.

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

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Based on our market capitalization on November 30, 2006, we are required to comply with Section 404 of the Sarbanes-Oxley Act for the fiscal year ended May 31, 2007. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. To improve the quality of our system of internal control over financial reporting and manage expected growth, we have recently implemented a new order management system and are in the process of implementing a new system to automate our professional services business. We may not be able to install these and other control systems in an efficient or timely manner. During the course of our testing, including testing of these new systems, we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. Because the new systems have been or are being implemented in the third and fourth quarter of our current fiscal year, there may be insufficient time to remediate any deficiencies identified during testing. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

International revenues accounted for 30%, 28% and 42% of our revenues for our first three quarters of fiscal 2007 and for our fiscal years ended May 31, 2006 and 2005, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. The reallocation of certain design, development and testing functions from the United States to our lower-cost development center in India intensifies our exposure to international uncertainties. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

•	Exposure to tax regimes of multiple countries and potential increased tax exposure relating to in-country profits as well as audits and assessments relating to transfer pricing matters;

•	Costs attributable to development of internationalized versions of our products and marketing and sales materials;

•	The burdens of complying with a wide variety of foreign laws and reduced protection for intellectual property rights in some countries;

•	Greater difficulty in maintaining United States accounting standards;

•	Tariffs, export controls and other trade barriers; and

•	Exposure to geopolitical instability, natural disasters and acts of war or terrorism.

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

In addition, any acquisition may increase the risk of future write-offs for acquired in-process research and development, write-offs for the impairment of goodwill or long-lived assets or amortization of expenses related to intangible assets, any of which could materially adversely affect our business and our operating results. For example, under SFAS No. 142, Goodwill and Other Intangible Assets purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at February 28, 2007, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

For example, from the beginning of fiscal 2005 through February 28, 2007, the market price for our common stock has fluctuated between $7.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

SABA SOFTWARE, INC.

Dated: April 16, 2007	By:	/s/ BOBBY YAZDANI
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