Form 10-K
period 2007-05-31
SABA SOFTWARE INC
filed 2007-08-13
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.001 per share

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $94,900,000 (based on a closing sale price of $5.40 per share as reported for the Nasdaq Global Market (formerly the Nasdaq National Market)). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 31, 2007 was 28,984,588.

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

MAY 31, 2007

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

(ii) in Item 1A, statements regarding our expectation that we will derive substantially all of our revenues for the foreseeable future from the Saba Enterprise suite and the Saba Centra product suite, the incurrence of non-cash expenses relating to the amortization of purchased intangible assets, our expectations to incur losses for the foreseeable future, our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance, expanding our international presence, acquiring complementary businesses or technologies, regularly releasing new products, and the merits of litigation;

(iii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs,

(iv) in Item 3, statements regarding the financial impact of any proposed settlements, our intention to dispute claims against us, and the merits of claims against us;

(v) in Item 5, statements regarding our intention to retain our future earnings;

(vi) in Item 7, statements regarding the benefits of the acquisition of Centra, our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our revenues in the foreseeable future, our belief that the revenue generated from OnDemand will continue to grow, our expectation that license updates and product support revenue will continue to grow, our belief that we will not use certain technology in future offerings, the effects of our restructuring efforts, our anticipation that the negative impact of seasonality on our first quarter will continue, our anticipation that we will continue to experience long sales cycles, the table summarizing our contractual obligations at May 31, 2007, the sufficiency of our available cash resources, credit facility and cash flows generated from revenues over the next twelve months, the adequacy of tax provisions related to the examination of certain of our tax returns, our estimate of future forfeiture rates in stock-based compensation and our anticipation to not pay dividends in the foreseeable future;

(vii) in Item 7A, statements regarding the effects of future changes in interest rates and foreign currency rates; and

(viii) in Item 8, statements regarding our anticipation that revenues from Saba Enterprise Suite and Saba Centra product suite will constitute substantially all of our revenues for the foreseeable future, our management’s belief that financial risks associated with cash, cash equivalents and accounts receivable are minimal, the financial impact of a proposed settlement, the merits of our litigation, statements regarding total expected future amortization related to intangible assets, our estimate of future forfeiture rates in our stock-based compensation plans, the anticipated adjustments to total unrecognized stock-based compensation, and the adequacy of tax provisions related to the examination of certain of our tax returns.

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

ITEM 1:    BUSINESS

Overview

Saba helps organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training and consulting services. Saba’s people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing and managing people across the entire organization.

By using Saba to manage their extended workforce, our customers achieve demonstrably higher levels of performance through:

•	Increased productivity, sales and service effectiveness;

•	Reduced personnel development and training costs; and

•	Improved organizational agility and execution.

Our solutions help our customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing our solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

We were incorporated in Delaware in April 1997. Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number is +1 (650) 696-3840. Our Internet address is www.saba.com. On the Investor Relations page of our web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

Products and Services

Saba offers the Saba® Enterprise Suite, the Saba® Centra product suite and a range of professional, education and customer support services.

Saba Enterprise Suite

Saba Enterprise Suite is built on a common platform, which simplifies development of a comprehensive Human Capital Management solution featuring:

•	a seamless user experience;

•	lower implementation costs;

•	simplified reporting; and

•	a common repository of people information, business objects and competencies.

The common foundation makes Saba easier to deploy by allowing customers to choose which components the organization needs today, and allowing customers to build a unified solution as their business needs change or grow.

By leveraging web services and a service-oriented architecture, Saba products can easily integrate into customers’ existing IT environments.

The Saba Enterprise Suite consists of:

Saba Learning Suite. A comprehensive enterprise learning and learning content management solution that gives organizations and their people the tools they need to develop skills and competencies and improve productivity;

Saba Performance Suite. Enables organizations to continuously align people’s daily activities with key organizational goals and establish a relevant performance review process that clarifies expectations and improves accountability;

Saba Talent Suite. Enables organizations to reduce risk by proactively planning for successions as well as identifying, developing, tracking and managing future leaders;

Saba Business Intelligence. Delivers greater visibility into the impact of Human Capital Management (“HCM”) initiatives and business results, as well as how well people are aligned to the goals of the organization; and

Saba Collaboration. Facilitates enabled learning and knowledge transfer between individuals and subject matter experts in informal settings or in conjunction with learning events and allows the organization to build and manage communities of practice, create repositories of institutional knowledge and leverage the collective intelligence of the workforce. Saba Collaboration includes tools such as chat rooms, threaded discussions, wikis and document sharing, and is integrated with Saba Centra to allow creation of knowledge assets based on web conference sessions that build the organization’s knowledge base over time.

Languages. The Saba Enterprise Suite is available in the following languages: American English, Brazilian Portuguese, British/International English, Canadian French, Continental French, Continental Spanish, Danish, Dutch, German, Greek, Hungarian, Indonesian (Bahasan), Italian, Japanese, Korean, Mexican Spanish, Norwegian, Polish, Russian, Simplified Chinese, Swedish, and Traditional Chinese.

Saba Learning Suite

The Saba Learning Suite is a family of products designed to deliver configurable, targeted functionality in a single solution that addresses five key enterprise learning areas:

•	Regulatory Compliance. Allows a regulated organization to track required certifications and qualification programs and effectively respond to compliance audits;

•	Sales and Channel Readiness. Enables sales organizations and distributors to rapidly gain the skills and knowledge required to build a sales pipeline and win business for new products;

•	Channel Certification. Focuses on qualifying channel partners to consistently represent an organization’s products and brands and deliver a quality customer experience;

•	Customer Education. Supports an organization’s ability to generate revenue and increase customer loyalty through the sale and distribution of training; and

•	Corporate Universities. Provides the ability to develop employees’ skills and competencies to effectively execute organizational objectives and gain competitive advantage.

By implementing multiple enterprise learning solutions in a single system, organizations can lower the overall cost of supporting enterprise-wide learning processes, leverage internally-created content and subject-matter experts in multiple areas and create a common pool of knowledge for and about people. This unified solution also offers the flexibility to change processes and develop new opportunities from a common foundation, while creating the visibility needed to operate as an integrated virtual enterprise.

The Saba Learning Suite combines enterprise learning with collaboration for informal learning, synchronous learning, analytics and content creation and management. It also provides support for blended learning and is available in 22 languages for global deployment. The Saba Learning Suite is also integrated with Saba Centra for virtual classroom and informal learning. The Saba Learning Suite includes the following applications:

•	Saba Learning. Enables global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results;

•

Saba Certification Management. Supports building and management of complex certifications with multiple learning pathways. Provides flexible audit trails and supports e-signatures to meet a wide variety of stringent regulatory requirements;

•

Saba Learning Commerce. Provides support for optimized pricing, discounting schemes, marketing campaigns, branded certification programs, bundled training units and a variety of convenient payment methods for education businesses;

•

Saba Content Management. Helps global organizations capture, consolidate, organize, manage, share and reuse all types of learning content through a learning object repository and automated content and project-management processes;

•	Saba Publisher. Allows users to create new courses, or repurpose courses, and publish them into HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently;

•	Saba Centra. Provides the ability to engage with groups in live, interactive education sessions across many locations. Allows users to share knowledge and record sessions for informal learning; and

•

Saba VLE Connectors. Provides web-services-based integration between Saba and third-party virtual learning environments, supporting an enterprise’s ability to create and manage virtual learning from within Saba. VLE Connectors are not required for Saba Centra, since it is an integrated component of the Saba Learning Suite.

Saba Performance Suite

Saba Performance Suite helps improve organizational performance by aligning the workforce around the organization’s most important business objectives. Saba Performance Suite provides real-time visibility into an organization’s progress against goals, allowing leaders to make ongoing adjustments and respond to changing requirements. With Saba Performance Suite, companies and government agencies of all sizes can automate all the processes associated with managing performance across the extended enterprise of employees, customers, partners and suppliers. These processes include:

•	Goal and objective management. Enables creation, distribution and management of goals and objectives throughout the extended enterprise;

•

Goal alignment. Provides line-of-sight visibility to ensure that individual and team goals are aligned to the organization’s goals and that the organization is executing against its most important objectives;

•	Initiative management. Enables management and tracking of goals in support of a cross-functional initiative;

•	Performance reviews. Provides highly flexible, multi-level review and assessment functionality; and

•	Performance planning. Enables creation of performance plans that combine performance goals, career development goals and recommended learning.

Saba Talent Suite

Saba Talent Suite is a solution that provides the ability to track and manage processes that relate to the development of talent across the organization. The Saba Talent Suite enables organizations to create succession plans for key positions, as well as develop key talent for the demands of future positions. Candidates identified as potential successors to key roles are not just assessed and ranked, but are provided with guidance to prepare them for the position, enabling organizations to develop the skilled individuals they need to be successful. In addition, Saba Talent Suite provides organizations with the following capabilities:

•

Talent Profiles. Create and manage detailed talent profiles of people in the organization. These profiles are based on data in HR Information Systems, can be supplemented by employees and managers, and are enhanced automatically as employees complete learning and performance plans.

•

Talent Pools. Assess bench strength for key positions and/or targeted career development opportunities. Fit to pool criteria is automatically assessed, allowing dynamic tracking of readiness of pool candidates.

•	Extensible 9-Box Analysis. Graphically view key metrics on selected talent in order to devise the most appropriate development strategies.

•

Career Development. Develop top performers for future responsibilities and assign goals and competencies to pool candidates. It allows employees to self-manage careers by designating career goals and understanding required competencies to be eligible for the desired positions. It also provides the user with a learning plan to fill a competency gap.

•	Organization Chart View. View competency, performance and potential metrics in an organization chart view to understand key strengths and weaknesses across the enterprise.

Saba Centra

Saba Centra enables online virtual learning and training. Organizations can share knowledge and exchange information with customers, partners, prospects and employees around the world in real-time. Centra helps organizations increase productivity and efficiency by helping to incorporate learning and knowledge transfer into business processes. Saba Centra works with the Windows and Apple Macintosh platforms and helps to accelerate mission-critical initiatives that involve learning, training, and general web conferencing.

•	Saba Centra Live™ for Virtual Classes. Enables employees to engage with groups in live, interactive education sessions across many locations;

•

Saba Centra Live™ Virtual Classes for Universities and Schools. Brings instructors and students together online in interactive, online classes and degree programs to help provide the interaction of a typical classroom;

•	Saba Centra Live™ for Web Seminars. Equips the organization with a fast, efficient and cost-effective way to reach and engage large audiences quickly;

•	Saba Centra Live™ for eMeetings. Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel; and

•

Saba Centra Knowledge Center™. Provides on-demand access to blended learning programs, knowledge assets and important documents. Saba Centra Knowledge Center includes a searchable library of content and learning activities and enables the design of personalized tracks of essential corporate or training materials and recorded events tailored to job roles, skill levels or knowledge gaps.

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2007, we employed approximately 216 people worldwide in services-related activities.

Our global services organization supports multiple offerings, including:

•	Professional Services.

•

Strategic Services. Saba Strategic Services are designed to enable organizations to effectively link human capital management to business strategies. Offerings include developing new human capital management strategies, change management and governance, developing and deploying competency models, measurement and evaluation strategies, as well as content integration and deployment.

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

•

OnDemand Services. We provide flexible deployment options that allow our customers to begin using their chosen solutions with exceptional speed and flexibility while reducing their IT infrastructure and resource investment. Customers can minimize the time required to get their organization up and running with Saba products, and avoid unforeseen complications. We offer a variety of OnDemand Services, including:

•	Saba Centra OnDemand;

•	Saba Learning OnDemand;

•	Saba Performance OnDemand, and

•	Saba Hosting services, which include security administration and backup and recovery services.

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

Our Customers

Our customers include a wide spectrum of large, global enterprises and small- to mid-size organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, health care, manufacturing, medical equipment, pharmaceutical, professional services, retail and transportation industries, as well as government and other public sector organizations. Based on total revenues, our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government. In fiscal 2007, 2006 and 2005, no customer accounted for more than 10 percent of total revenues.

Alliances

As of May 31, 2007, we had strategic alliance agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

We have also entered into several alliance agreements with packaged content providers, custom content developers and content authoring and learning delivery tool providers in order to increase the range of content offerings available to our customers. The Saba Content Alliance Program helps our content partners create and deliver learning content for use in conjunction with Saba solutions through support of industry standards applicable to a broad variety of media formats, including web-based training, computer-based training, video and asynchronous and synchronous delivery, as well as through support of traditional forms of learning such as instructor-led classes, seminars and workshops. In support of this program, we also operate a content developers’ resource center and testing lab that provides our content partners with direct access to our systems for standards compliance testing.

Sales and Marketing

We license our products and sell our OnDemand services to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations and government entities. As of May 31, 2007, we had 103 sales and marketing professionals. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships.

We focus our marketing efforts on extending our market leadership, establishing market positioning, generating sales leads, supporting sales efforts, creating awareness of our solutions in the market and establishing strong brand awareness. Our marketing activities include public relations, analyst relations, direct marketing, advertising, industry trade shows, online marketing, seminar programs, and customer community building.

Technology

Product Architecture

Our J2EE product architecture coupled with our development processes facilitates the rapid development, deployment and configuration of enterprise scale solutions for Human Capital Management. Our platforms use the latest industry standards and technologies including AJAX, XML, SOAP, Enterprise Java Beans, web services and learning industry standards to deliver innovative, configurable features for our enterprise and OnDemand customers.

We provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•

Open and Standards Based. The core Saba architecture is based on a reference J2EE implementation. We leverage third-party, industry-leading and standards-based platforms wherever possible. We typically support more than one platform to offer our customers the maximum choice for their deployments. For example we currently support a number of J2EE application servers including JBoss, IBM Websphere, Oracle Application Server and BEA Weblogic and a variety of database platforms including Oracle, IBM DB2 and Microsoft SQL Server;

•

Security. The Saba solution offers a highly secure environment through which organizations manage their human capital. An increasingly granular security model supports the highly complex business structures and processes used by our customers and can be easily configured to meet their needs. Our security implementation has been subject to rigorous validation by a number of customers and third parties;

•

Scalability. Saba offers a highly scalable solution able to meet the needs of many thousands of concurrent users both behind the enterprise firewall and OnDemand. Scalability is accomplished through a variety of techniques including clustering, distributed caching, session failover management and off-line processing for asynchronous processes. We maintain a dedicated performance testing group who work our internal development teams and with our customers to ensure that our solutions meet the usage demands that are placed on them;

•

Configurability and Extensibility. The Saba platform offers a highly configurable application environment. Business processes, system features and user experiences can be easily configured to meet the needs of our diverse customer base. Where more complex requirements exist, the Saba solution also provides a complete set of development tools and APIs which can be used to extend system functionality;

•

Integration Ready. Saba solutions are deployed in complex IT ecosystems where integrations with other systems are commonly required. We provide for such integrations by delivering open and standards based solutions, based on common technologies such as J2EE; XML, SOAP, and JAAS. In addition we provide a series of documented Web Services and APIs to facilitate tight data and application integration;

•

Compelling User Experiences. The Saba solution provides a variety of user experiences through standard web browsers via embedded portlets and through integrations with other business applications such as Microsoft Outlook, Lotus Notes, and SAP Enterprise Portal. This allows users to use Saba where they work. We are making extensive use of rich internet application technologies (such as AJAX) to deliver more engaging and intuitive user experiences;

•

Learning Standards. We continue to be active participants in the main learning standards bodies including ADL, IMS, AICC, and WSIL. We continue to ensure our solutions are compliant with the most current versions of the standards delivered by these organizations, in particular SCORM; and

•	Multiple language support. The core foundation is designed to support multiple languages. Currently our solutions support 22 languages.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, Internet applications and design, quality assurance, documentation and release management. As of May 31, 2007, we had 94 research and development employees in the United States and India. We incurred $17.1 million, $14.4 million and $9.2 million in research and development expenses during the years ended May 31, 2007, 2006 and 2005, respectively.

We adhere to a well defined and managed Software Development Lifecycle Model. This model, which makes increasing use of agile development practices, defines how we envision, plan, develop and test our products. It further defines the detailed phases of the project, the specific milestones to be achieved and the policies to be followed and documented. We continue to make extensive investments in the development tools and processes to support our development model.

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

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible Human Capital Management platform, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SumTotal and other private companies;

•	Companies that offer collaboration solutions, such as Microsoft and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of online learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

We expect additional competition from other established and emerging companies as the market for human capital management solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have seven patents issued in the United States and five patent applications pending in the United States. We cannot be assured that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patents (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

We have obtained registration of various trademarks, including Saba and the Saba S-design logo, in the United States and in certain other countries. In addition, we have registration applications pending in various countries. We will continue to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining registration of the trademarks for which we have applied. Even for any registered trademarks that we have obtained, or will obtain, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, or if our registered trademarks are successfully challenged or invalidated, the use of the trademarks will be restricted unless we enter into arrangements with third parties that may be unavailable on commercially reasonable terms.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. The reexamination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the reexamination proceedings. The Patent Office issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Employees

As of May 31, 2007, we had a total of 573 employees, including 94 in research and development, 103 in sales and marketing, 216 in services-related activities, 98 in operations, and 62 in administration and finance. Of these employees, 333 were located in North America and 240 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 1A:    RISK FACTORS

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for one quarter, we have not been GAAP profitable and we may not again achieve GAAP profitability. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2007, we had $16.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra

Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“No. 123R”), Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2007, 2006 and 2005, our quarterly revenues have fluctuated between approximately $26.2 million and $9.3 million and our quarterly results fluctuated between net income of approximately $131,000 and a net loss of approximately $3.5 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

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

Because we recognize revenue from the sale of our OnDemand solutions ratably over the term of the subscription period, a significant downturn in our OnDemand business may not be immediately reflected in our operating results.

We recognize OnDemand revenue over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly OnDemand revenue results from agreements entered into during previous quarters. A decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue could decline significantly in that quarter and in subsequent quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects. It is also difficult for us to rapidly increase our OnDemand revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our OnDemand business depends substantially on customers renewing their agreements and purchasing additional products or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our OnDemand customers renew their agreements with us when the initial contract term expires and also purchase additional products or additional users. Our OnDemand customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. In the past, some of our OnDemand customers have elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our OnDemand customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional products or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

A decline in the price of, or demand for, our products or our related services offerings, would seriously harm our revenues and operating margins.

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from the Saba Enterprise suite and the Saba Centra product suite, as well as related services, will constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba Enterprise suite or the Saba Centra product suite or failure to achieve broad market acceptance would seriously harm our business.

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

Reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise application software and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise application software and services, and in particular human capital management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, human capital management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements.

Standards for compliance with Sarbanes-Oxley Section 404 are burdensome, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Sarbanes-Oxley Section 404, commencing with our fiscal year ended May 31, 2007, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer. In addition, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SumTotal and other private companies;

•	Companies that offer collaboration solutions, such as Microsoft and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of on-line learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

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

International revenues accounted for 34%, 28%, and 42% of our revenues for our fiscal years ended May 31, 2007, 2006 and 2005, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

In addition, the reallocation of certain design, development and testing functions from the United States to our lower-cost development centers in India intensifies our exposure to international uncertainties. In recent years, increased growth and development of the technology market in general, and in India specifically, has made it more difficult for us to hire and retain qualified technical employees and other personnel. In addition to the risks inherent in conducting international operations, certain risks are particularly acute in India, such as employee turnover, increasing salaries and less reliable infrastructure.

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

Any impairment in the value of our goodwill will result in an accounting charge against our earnings, which could negatively impact our stock price.

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at May 31, 2007, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to an intellectual property action. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. The reexamination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the reexamination proceedings. The Patent Office issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Our products include third party technology, the loss of which could materially harm our business.

We use licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our solutions until equivalent technology, if available, is identified, licensed and integrated.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, which may represent potential sales and revenue losses that are difficult to quantify. Policing unauthorized use of our technology is difficult, time-consuming and costly. Were we to discover instances of unauthorized use, there can be no assurance that we would be able to enforce our proprietary rights or obtain adequate recovery for our losses. In addition, we have seven patents issued in the United States and five patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for our OnDemand customers. We also rely on third-party communications service providers for the high-speed connections that link our networks and our Internet service providers’ Web servers and office systems to the Internet. Our reliance on third party providers limits our ability to control critical customer service functions and communications systems. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

If our security measures are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our OnDemand solutions, which would harm our business, operating results and financial condition.

Our OnDemand solutions involve the storage and transmission of confidential information of clients and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

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

For example, from the beginning of fiscal 2005 through the end of fiscal 2007, the market price for our common stock has fluctuated between $7.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms that make it difficult to remove all directors at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

Our board of directors also has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interests. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by our anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.

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

ITEM 3:    LEGAL PROCEEDINGS

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (“the District Court”) against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again.

We intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York (“the District Court”). The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the District Court requesting preliminary approval of the settlement. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 15, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the District Court reserved decision.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. We cannot predict whether Centra will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again.

We, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints, the two individuals appealed the ruling and the motion is currently being briefed by the parties.

We, on behalf of Centra intend to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

Year ended May 31, 2007	High	Low
First Quarter	$7.14	$4.95
Second Quarter	$6.19	$4.88
Third Quarter	$7.75	$5.15
Fourth Quarter	$7.34	$5.79

Year ended May 31, 2006	High	Low
First Quarter	$4.70	$3.77
Second Quarter	$4.25	$3.00
Third Quarter	$6.30	$3.52
Fourth Quarter	$6.75	$5.05

We had approximately 215 stockholders of record as of May 31, 2007. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our credit facility restricts our ability to pay cash dividends. For a description of this credit facility and these restrictions, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resource—Contractual Obligations and Commitments.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of May 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2004 and 2003 and the balance sheet data as of May 31, 2005, 2004 and 2003 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Years ended May 31,
	2007	2006 (1)(2)	2005 (1)	2004	2003
Consolidated Statement of Operations Data:
Total revenues	$99,867	$71,147	$42,210	$34,471	44,416
Gross profit	62,928	45,936	29,335	21,791	29,644
Total operating expenses	70,244	52,315	32,411	34,161	47,083
Loss from operations	(7,316)	(6,379)	(3,076)	(12,370)	(17,439)
Net loss	(7,974)	(6,931)	(3,416)	(12,683)	(17,207)
Basic and diluted net loss per share	(0.28)	(0.33)	(0.22)	(0.95)	(1.35)
Shares used in computing basic and diluted net loss per share	28,541	20,898	15,687	13,411	12,775

	May 31,
	2007	2006 (1)(2)	2005 (1)	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,088	$23,029	$15,408	$16,778	$21,197
Total assets	101,613	106,375	54,299	31,741	40,836
Long-term obligations, less current portion	6,695	7,321	6,286	3,370	3,964
Total stockholders’ equity	47,901	51,847	20,834	6,521	18,460

(1)	Saba completed its acquisition of THINQ Learning Solutions, Inc. of May 5, 2005.
(2)	Saba completed its acquisition of Centra Software, Inc. as of January 31, 2006.

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

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations

(“MD&A”) is intended to provide readers with an understanding of Saba. The following are included in our MD&A:

•	Overview;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

OVERVIEW

General

We help organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training, and consulting services. Our people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

By using Saba to manage their extended workforce, our customers achieve demonstrably higher levels of performance through:

•	Increased productivity, sales and service effectiveness

•	Reduced personnel development and training costs

•	Improved organizational agility and execution

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

Background

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

On January 31, 2006, we completed the acquisition of Centra Software, Inc. (“Centra”), a provider of online learning and training software and services. We believe our acquisition of Centra strengthened our competitive position in the human capital management market and provided us with a broader and deeper product offering. In addition, as a result of the acquisition our customer base substantially increased. The Centra acquisition included total purchase consideration of $62.3 million. We have included the results of operations of Centra in our consolidated financial statements beginning February 1, 2006. In connection with the acquisition of Centra, we allocated $760,000 of the purchase price to in-process research and development, or IPR&D,that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended May 31, 2006.

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

Sources of Revenue

We generate revenues from the sale of software licenses, OnDemand services, annual license updates and product support, and professional services.

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. Going forward, we expect the Saba Enterprise Suite and Saba Centra product suite to generate substantially all of our revenues. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

OnDemand

OnDemand revenue includes revenue derived from term-based managed application services. These services are provided pursuant to customer agreements with terms typically ranging from one to three years. The associated OnDemand revenue is recognized ratably over the term of the agreement. We believe that OnDemand revenue will continue to grow as we anticipate that a substantial majority of our customers will renew their contracts on expiration and that we will continue to add new OnDemand customers.

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

Professional Services

Our professional services business consists of consulting, education and strategic services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementation are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. Although we provide consulting services on a time and materials basis, a portion of these services is provided on a fixed fee basis. Strategic services are less dependent than consulting and education services on the sale of our licenses. Strategic services present additional opportunities that arise at different times throughout a customer life cycle.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, including our OnDemand and license update and product support personnel, and the fees of third-party subcontractors, who provide professional services to our clients. Additionally, costs of revenue also includes external hosting fees and depreciation and amortization charges on the necessary OnDemand infrastructure, third-party license royalty costs, and overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in the acquisition of Centra Software, Inc in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets and in-process research and development, to the research and development, sales and marketing, and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries (including stock-based compensation), employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate communication, rent and depreciation costs to each of the functional areas that derive a benefit from such costs based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows, and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts and administrative and professional services fees.

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

Revenue recognition. We recognize license revenues addressed below in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, as amended, we recognize revenues when all of the following conditions are met:

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

Revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $20.9 million as of May 31, 2007. The allowance for doubtful accounts, which totaled $402,000 as of May 31, 2007, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at May 31, 2007 was $38.3 million, including $23.5 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Amortization of purchased intangible assets, including acquired developed technology, was $4.0 million for fiscal 2007 $1.9 million for fiscal 2006 and $59,000 for fiscal 2005. As of May 31, 2007, our purchased intangible assets balance was $16.4 million.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of enterprise fair value below the recorded amount of stockholders’ equity could require us to write down the value of and record an expense for an impairment loss.

Restructuring costs. The total accrued restructuring balance as of May 31, 2007 was $446,000, which was comprised of $354,000 for facilities related charges and $92,000 for workforce reduction charges. $446,000 of the accrued restructuring charge was recorded as part of the purchase accounting in the Centra acquisition. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. Market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs or a decrease of the purchase price. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

Stock-based compensation. On June 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, under the modified prospective method. SFAS 123R generally requires share-based payments to employees to be recognized in our consolidated statements of operations based on their fair values. Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. See Notes 7 and 8 of Notes to Consolidated Financial Statements for information on the impact of our adoption of Statement 123R and the assumptions we use to calculate the fair value of share-based employee compensation.

Upon our adoption of SFAS 123R, we were required to estimate the awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimated forfeitures based on historical experience, forfeitures in the future may differ. Under Statement 123R, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of Statement 123R, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Beginning in 2006, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through May 31, 2006. As we do not expect to realize any of these benefits, due to operating losses, no such amounts have been recorded through May 31, 2007.

The accounting guidance under SFAS 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2007 reporting periods.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2007, 2006 AND 2005

On January 31, 2006, we completed the acquisition of Centra Software, Inc. and have included Centra’s results of operations from the date of acquisition in our condensed consolidated financial statements. Accordingly, our results of operations and the related discussions include Centra’s operating results for the full year ended May 31, 2007 and for four months of the year ended May 31, 2006, and do not include Centra’s operating results for any portion of the year ended May 31, 2005. Accordingly, the acquisition had a significant impact on our fiscal 2007 over fiscal 2006 growth rates. Our acquisition of Centra did not result in any new reportable segments.

On May 5, 2005, we completed the acquisition of THINQ Learning Solutions, Inc. and have included THINQ’s results of operations from the date of acquisition in our condensed consolidated financial statements. Accordingly, our results of operations and the related discussions include THINQ’s operating results for the full years ended May 31, 2007 and 2006, and for less than one month of the year ended May 31, 2005. Accordingly, the acquisition had a significant impact on our fiscal 2006 over fiscal 2005 growth rates. Our acquisition of THINQ did not result in any new reportable segments.

Revenues

	Years ended
	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues
	(in thousands)
Revenues:
License	$22,621	23%	$20,528	29%	$13,628	33%
License updates and product support	31,344	31%	21,034	29%	13,534	32%
OnDemand	15,924	16%	6,244	9%	1,884	4%
Professional services	29,978	30%	23,341	33%	13,164	31%

Total revenues	$99,867	100%	$71,147	100%	$42,210	100%

Total revenues increased 40% during fiscal 2007 compared to fiscal 2006 and increased 69% during fiscal 2006 compared to fiscal 2005. As a percentage of total revenues, revenues from customers outside the United States represented approximately 34% for fiscal 2007, 28% for fiscal 2006 and 42% for fiscal 2005. In fiscal 2007, 2006 and 2005, no customer represented more than 10% of total revenues.

License Revenue. License revenue increased $2.1 million, or 10%, during fiscal 2007 compared to fiscal 2006. This increase was due primarily to an increase in license sales activity, partially offset by delays closing certain contracts and contingencies included in certain contracts in the second half of fiscal 2007 and a shift from license sales activity to OnDemand bookings relative to license bookings. License revenue increased $6.9 million, or 51%, during fiscal 2006 compared to fiscal 2005. This increase was due primarily to an increase in sales activity to new customers as well as additional licenses to existing customers, including customers gained through the Centra and THINQ acquisitions.

License Updates and Product Support Revenue. License updates and product support revenue increased $10.3 million, or 49%, during fiscal 2007 compared to fiscal 2006. This increase was primarily attributable to a full year of license updates and product support revenue from the Centra customers as well as from a larger Saba customer base. License updates and product support revenue increased $7.5 million, or 55%, during fiscal 2006 compared to fiscal 2005. This increase was primarily attributable to continued growth in our installed base, both organically as well as from the addition of the Centra and THINQ installed base of customers.

OnDemand Revenue. OnDemand revenue increased $9.7 million, or 155%, during fiscal 2007 compared to fiscal 2006. The increase in OnDemand revenue was primarily attributable to a full year of Centra’s OnDemand business as well as new OnDemand customers added during the year. OnDemand revenue increased $4.4 million, or 231%, during fiscal 2006 compared to fiscal 2005. The increase in OnDemand revenue was attributable to increased customer demand for these offerings from both existing customers and new customers, as well as the inclusion of Centra’s OnDemand business from February 1, 2006.

Professional Services Revenue. Professional services revenue increased $6.6 million, or 28%, during fiscal 2007 compared to fiscal 2006. This increase was primarily due to an increase in implementation consulting services related to increased license sales, as well as consulting services provided to our expanded customer base. Professional services revenue increased $10.2 million, or 77%, during fiscal 2006 compared to fiscal 2005. This increase was primarily due to an increase in implementation consulting services related to increased license sales, as well as consulting services provided to our expanded customer base, including the customers gained in the THINQ acquisition.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Years ended
	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues
	(in thousands)
Cost of revenues:
Cost of license	$1,196	1%	$733	1%	$404	1%
Cost of license updates and product support	8,558	9%	4,790	7%	2,069	5%
Cost of OnDemand	5,025	5%	2,500	3%	809	2%
Cost of professional services	20,982	21%	16,795	24%	9,591	23%
Amortization of acquired developed technology	1,178	1%	393	1%	2	—%

Total cost of revenues	$36,939	37%	$25,211	36%	$12,875	31%

The following table is the summary of gross margin:

	Years ended May 31,
	2007	2006	2005
	(in thousands, except percentages)
Gross margin:
License (including amortization of acquired developed technology)	$20,247	$19,402	$13,222
Percentage of license revenue	95%	96%	97%
License updates and product support	22,786	16,243	11,465
Percentage of license updates and product support revenue	73%	77%	85%
OnDemand	10,899	3,745	1,075
Percentage of OnDemand revenue	68%	60%	57%
Professional services	8,996	6,546	3,573
Percentage of professional services revenue	30%	28%	27%

Total	$62,928	$45,936	$29,335
Percentage of total revenues	63%	65%	69%

Total cost of revenues increased by $11.8 million, or 47%, in fiscal 2007 when compared to fiscal 2006 and increased $12.3 million, or 96%, in fiscal 2006 when compared to fiscal 2005.

Cost of License Revenue. Cost of license revenue increased $463,000, or 63%, in fiscal 2007 compared to fiscal 2006 and increased $329,000, or 81%, in fiscal 2006 compared to fiscal 2005. These increases were primarily attributable to the variability in the amount of third-party royalty costs. The increase in the cost of license revenue for fiscal 2007 compared to fiscal 2006 also includes the write-off of a prepaid royalty of $170,000 relating to technology that we determined we will not use in future offerings.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue increased $3.8 million, or 79%, in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the cost to support the license updates and product support contracts assumed in the Centra acquisition, as well as additional investment in our license updates and product support organization to support our growing customer base. Gross margin on license updates and product support declined from 77% in fiscal 2006 to 73% in fiscal 2007. This decline is attributable to contracts assumed in the Centra acquisition for which we incurred costs to provide the contracted services without all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization. Cost of license updates and product support revenue increased $2.7 million, or 132%, in fiscal 2006 compared to fiscal 2005. The increase was primarily due to the cost to support the license updates and product support contracts assumed in the THINQ and Centra acquisitions, as well as additional investment in our license updates and product support organization to support our growing customer base. Gross margin on license updates and product support declined from 85% in fiscal 2005 to 77% in fiscal 2006. This decline was the result of license update and product support contracts assumed in the THINQ and Centra acquisitions for which we incurred costs to provide the contracted services without all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased $2.5 million, or 101%, in fiscal 2007 compared to fiscal 2006 and increased $1.7 million, or 209%, in fiscal 2006 compared to fiscal 2005. These increases were primarily due to the additional headcount, third party co-location and connectivity fees, infrastructure costs, and depreciation and amortization of computer hardware and software associated with generating the additional OnDemand revenue. The increase in gross margin from fiscal 2006 to fiscal 2007 was due to higher revenue covering our fixed costs and our efforts at containing our marginal expenses, while the increase in gross margin experienced in fiscal 2006 when compared to fiscal 2005 was primarily the result of a growing user base.

Cost of Professional Services Revenue. Cost of professional services revenue increased $4.2 million, or 25%, in fiscal 2007 compared to fiscal 2006 and increased $7.2 million, or 75%, in fiscal 2006 compared to fiscal 2005. These increases were due primarily to the additional headcount, travel expense and third party contractors required to drive the increased professional services revenue and to meet our customer demands.

Amortization of acquired developed technology. The amortization of acquired developed technology is comprised of the ratable amortization of technological assets acquired in the acquisition of Centra Software, Inc in 2006. We are amortizing the cost of these assets over a period of 5 years. Amortization expense grew by $785,000, or 200%, in fiscal 2007, as compared to fiscal 2006. This increase is the result of including a full year of amortization expense in 2007 while only having four months of these costs in fiscal 2006.

Operating Expenses

	Years ended
	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues	May 31, 2005	Percent of Total Revenues
	(in thousands)
Operating expenses:
Research and development	$17,052	17%	$14,392	20%	$9,215	22%
Sales and marketing	38,317	38%	27,229	38%	16,799	40%
General and administrative	12,337	12%	8,636	12%	6,348	15%
In-process research and development	—	—	760	1%	—	—%
Amortization of purchased intangible assets	2,538	3%	1,298	2%	49	—%

Total operating expenses	$70,244	70%	$52,315	73%	$32,411	77%

Research and development. Research and development expenses increased $2.7 million, or 18%, during fiscal 2007 compared to fiscal 2006, due primarily to an increase in employee related salary and benefit expenses, including $414,000 in stock-based compensation and a full year of expenses associated with the software developers acquired in the Centra acquisition. Research and development expenses increased $5.2 million, or 56%, during fiscal 2006 compared to fiscal 2005, due primarily to an increase in employee related salary and benefit expenses and engineering services provided by third party consultants to support the growth in our product suites. The increase in employee related salary and benefit expenses in fiscal 2006 compared to fiscal 2005 reflects additional headcount from Centra from the date of acquisition and from THINQ for the full fiscal year.

Sales and marketing. Sales and marketing expenses increased by $11.1 million, or 41%, during fiscal 2007 compared to fiscal 2006. The increase in total sales and marketing expenses in fiscal 2007 was primarily attributable to the increase in employee related salary and benefit expenses, including $868,000 in stock-based compensation, an increase in sales commissions on additional revenue, increases in public relations and direct marketing costs and costs associated with our re-branding initiative. The increase in employee related salary and benefit expenses in fiscal 2007 compared to fiscal 2006 reflects additional headcount from Centra for the full fiscal year. Sales and marketing expenses increased by $10.4 million, or 62%, during fiscal 2006 compared to fiscal 2005, primarily attributable to the increase in employee related salary and benefit expenses, an increase in sales commissions on additional revenue, increases in travel related expenses and recruiting fees related to new hires not associated with acquisitions. The increase in employee related salary and benefit expenses in fiscal 2006 compared to fiscal 2005 reflects additional headcount from Centra from the date of acquisition and from THINQ for the full fiscal year.

General and administrative. General and administrative expenses increased $3.7 million, or 43%, during fiscal 2007 compared to fiscal 2006, due primarily to an increase in related salary and benefit expenses, including $634,000 in stock-based compensation, and increases in professional services fees, bad debt expense and facility restructuring charges. The increase in employee related salary and benefit expenses in fiscal 2007 compared to fiscal 2006 reflects additional headcount from Centra for the full fiscal year. General and administrative expenses increased $2.3 million, or 36%, during fiscal 2006 compared to fiscal 2005, due primarily to an increase in related salary and benefit expenses resulting from an increase in headcount and an increase in outside service provider fees, including accounting and legal, due primarily to post-acquisition services required as a result of the THINQ and Centra acquisitions, the restructure of certain facilities that were deemed excess as a result of the THINQ and Centra acquisitions and compliance with our corporate governance initiatives, including those required under the Sarbanes-Oxley Act of 2002. The increase in employee related salary and benefit expenses in fiscal 2006 compared to fiscal 2005 reflects additional headcount from Centra from the date of acquisition and from THINQ for the full fiscal year.

Amortization of purchased intangible assets. Amortization of purchased intangible assets increased by $1.2 million, or 96%, in fiscal 2007 compared to fiscal 2006, primarily due to the full year of amortization of intangible assets acquired in our purchases of Centra. Future amortization expense over each of the next five years is currently expected to range from $4.0 million in fiscal 2008 through $1.8 million in fiscal 2012. Amortization of purchased intangible assets increased by $1.2 million in fiscal 2006 compared to fiscal 2005, primarily due to the Centra and THINQ acquisitions. In fiscal 2005, we amortized $49,000 of purchased intangibles related to customer relationships as a result of our May 2005 acquisition of THINQ. We periodically review our intangible assets and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Restructuring charges

During fiscal 2006, we implemented a restructuring program to consolidate excess facilities as a result of our acquisitions of THINQ and Centra. During fiscal 2004, we implemented restructuring programs to reduce expenses to align our operations and cost structure with market conditions. These restructuring programs were implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The restructuring charges and subsequent adjustments are classified in the statement of operations as follows:

	Years ended May 31,
	2007	2006	2005
	(in thousands)
Cost of revenues	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
General and administrative	(211)	358	(32)

Total	$(211)	$358	$(32)

During fiscal 2007, the estimated restructuring charge was reduced by $211,000 as the result of a building lease renegotiation. During fiscal 2006, the facilities restructuring charges of $358,000 were based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income, which were estimated to be paid over the estimated vacancy periods through fiscal 2008. During fiscal 2005, we reduced our facilities restructuring reserve for $32,000 as a result of an amendment to a sub-tenant agreement.

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net decreased by $11,000 to $153,000 in fiscal 2007 from $164,000 in fiscal 2006. The decrease was primarily due to less interest income from lower average cash balances during fiscal 2007. Interest income and other, net increased to income of $164,000 in fiscal 2006 compared to a net expense of $15,000 in fiscal 2005. The increase was primarily due to the resulting interest income from higher average cash balances during fiscal 2006.

Interest expense

Interest expense was $470,000 in fiscal 2007, $431,000 in fiscal 2006 and $77,000 in fiscal 2005. The increase in interest expense during fiscal 2007 compared to fiscal 2006 was primarily due to the interest related to higher interest rates under the bank credit facility during fiscal 2007. The increase in interest expense during fiscal 2006 compared to fiscal 2005 was primarily due to the interest related to the average debt outstanding under the bank credit facility during fiscal 2006.

Provision for income taxes

From inception to May 31, 2007, we incurred net losses for federal and state tax purposes. We recorded income tax expense of $341,000 in fiscal 2007, $285,000 in fiscal 2006 and $248,000 in fiscal 2005. Income tax expense has consisted primarily of foreign income tax expense incurred as a result of local country profits.

The tax return of one of our subsidiaries is currently under examination. We have concluded that it is probable that the examination will result in an additional liability. We believe that adequate tax provisions have been provided for the likely outcome of the ongoing examination. We will continually review our estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise our estimates, if deemed necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our income tax provision and results of operations.

The tax return of another of our subsidiaries was under examination as of May 31, 2007. During June 2007, we settled with the tax authorities agreeing to pay approximately $275,000 to settle all outstanding claims.

We have recorded a valuation allowance for the full amount of the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2007. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Except for one quarter, we have incurred net losses on a GAAP basis in each quarter since inception. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2007	Feb 28, 2007	Nov 30, 2006	Aug 31, 2006	May 31, 2006	Feb 28, 2006	Nov 30, 2005	Aug 31, 2005
	(in thousands, except per share data)
Revenues:
License	$5,035	$4,482	$6,916	$6,188	$6,124	$5,974	$5,080	$3,350
License updates and product support	8,376	8,262	7,699	7,007	6,865	5,162	4,644	4,363
OnDemand	4,333	4,258	3,784	3,549	3,039	1,563	804	838
Professional services	7,881	7,884	7,798	6,415	7,013	5,547	5,704	5,077

Total revenues	25,625	24,886	26,197	23,159	23,041	18,246	16,232	13,628

Cost of revenues	9,727	9,452	9,146	8,614	8,305	6,066	5,539	5,301

Gross profit	15,898	15,434	17,051	14,545	14,736	12,180	10,693	8,327
Operating expenses:
Research and development	4,373	3,930	4,517	4,232	5,146	3,634	2,885	2,727
Sales and marketing	10,441	9,322	9,510	9,044	9,318	6,850	5,796	5,265
General and administrative	3,540	2,661	3,144	2,992	3,044	2,350	1,574	1,668
In-process research and development	—	—	—	—	—	760	—	—
Amortization of purchased intangible assets	636	634	634	634	634	324	170	170

Total operating expenses	18,990	16,547	17,805	16,902	18,142	13,918	10,425	9,830

(Loss) income from operations	(3,092)	(1,113)	(754)	(2,357)	(3,406)	(1,738)	268	(1,503)
Interest income (expense) and other, net	(117)	(13)	(117)	(70)	95	(140)	(111)	(111)

(Loss) income before provision for income taxes	(3,209)	(1,126)	(871)	(2,427)	(3,311)	(1,878)	157	(1,614)
Benefit (provision) for income taxes	70	(112)	(135)	(164)	(185)	(66)	(26)	(8)

Net (loss) income	$(3,139)	$(1,238)	$(1,006)	$(2,591)	$(3,496)	$(1,944)	$131	$(1,622)

Basic and diluted net (loss) income per share	$(0.11)	$(0.04)	$(0.03)	$(0.09)	$(0.12)	$(0.09)	$0.01	$(0.09)

Shares used in computing basic net (loss) income per share	28,778	28,662	28,517	28,210	28,059	20,674	17,523	17,295

Shares used in computing diluted net (loss) income per share	28,778	28,662	28,517	28,210	28,059	20,674	18,082	17,295

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to estimate revenues between quarters.

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

Factors that could affect our quarterly operating results are described under the caption Item: 1A Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended May 31,
	2007	2006	2005
	(in thousands)
Cash provided by (used in) operating activities	$(2,453)	$87	$(6,949)
Cash provided by (used in) investing activities	(2,949)	7,222	(412)
Cash provided by financing activities	189	392	6,135
Effect of exchange rate changes on cash and cash equivalents	272	(80)	6

We have funded our operations through financing activities and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of May 31, 2007, we had $18.1 million in available cash and cash equivalents.

Cash Provided By (Used In) Operating Activities

Cash used in operating activities was $2.5 million in fiscal 2007 compared to cash provided by operating activities of $87,000 in fiscal 2006. The decrease is primarily a result of our net loss for the year of $8.0 million, a decrease in accounts payable of $4.0 million and an increase in accounts receivable of $2.3 million, partially offset by an increase in deferred revenue of $5.2 million, stock-based compensation expense of $2.2 million and intangible assets amortization expense of $4.0 million.

Cash provided by operating activities was $87,000 in fiscal 2006 compared to cash used in operating activities of $6.9 million in fiscal 2005. The increase is primarily a result of changes in operating assets and liabilities providing $3.6 million and non-cash charges of $3.5 million, offset by a higher net loss of $6.9 million for the year. The primary sources of the increase in fiscal 2006 were increases in deferred revenues of $5.1 million and accounts receivables of $1.0 million as a result of increased billings in fiscal 2006, particularly in the fourth quarter of fiscal 2006 due to the addition of Centra and an increase in accounts payable of $2.2 million, partially offset by decreases in accrued expenses and accrued compensation and related expenses of $4.8 million in fiscal 2006. Non-cash expenses, such as amortization of intangibles, write-off of in-process research and development and depreciation, increased to $3.5 million in fiscal 2006 from $1.0 million in fiscal 2005.

Cash Provided By (Used In) Investing Activities

Cash used in investing activities of $2.9 million in fiscal 2007 was to purchase additional equipment for use in our operations. Cash provided by investing activities of $7.2 million in fiscal 2006 was primarily attributable to the net cash acquired through the acquisition of Centra of $8.4 million, offset by purchases of property and equipment of approximately $1.2 million. Cash used in investing activities in fiscal 2005 was primarily attributable to the purchases of property and equipment of approximately $513,000 and $49,000 used to acquire THINQ, offset by maturities of short-term investments of $150,000.

Cash Provided By Financing Activities

Cash provided by financing activities decreased in fiscal 2007 by $203,000 compared to fiscal 2006 due to less borrowing activity on our credit facility of $1.4 million, partially offset by lower net repayments of borrowings under our credit facilities and equipment term loans of approximately $0.9 million in fiscal 2007 and an increase in stock issued under our stock-based compensation plans of $0.5 million. Cash provided by financing activities decreased in fiscal 2006 by $5.7 million compared to fiscal 2005 due primarily to the first quarter of fiscal 2005 private placement of common stock of $8.6 million, partially offset by increased borrowing activity in 2006 under our credit facility of $1.7 million and lower net repayments of those borrowings.

Contractual Obligations and Commitments

As of May 31, 2007, we did not have any material commitments for capital leases. Our principal commitment consisted of obligations under operating leases and our credit facility. On January 31, 2006, we entered into a new credit facility with a bank. The credit facility replaces our existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan, the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and 8.5% for the equipment facility. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of May 31, 2007, we had borrowings on the credit facility of $4.8 million, including $3.8 million on the term loan and $1.0 million on the equipment facility. In June 2007, we paid an additional $1.7 million of principal on the term loan portion of the credit facility.

The credit facility is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: encumber our intellectual property, incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2007, we were in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to

May 31, 2007, we and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of our non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007. If we violate any of these amended restrictive covenants or otherwise breach the credit facility agreement, we may be required to repay the obligations under the credit facility prior to their stated maturity date, our ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by us.

The following table summarizes our contractual obligations at May 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $21.4 million in operating leases, $354,000 is included in accrued restructuring charges as of May 31, 2007.

	Payments due by period
	Total	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(in thousands)
Contractual obligations:
Long-Term debt obligations	$4,992	$2,664	$2,075	$253	$—	$—	$—
Operating lease obligations	21,403	3,778	2,895	2,894	2,988	3,042	5,806
Other long-term liabilities	445	130	105	105	105	—	—

Total	$26,840	$6,572	$5,075	$3,252	$3,093	$3,042	$5,806

As of May 31, 2007, we did not have any significant purchase obligations for goods or services that are enforceable and legally binding.

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

Off-Balance Sheet Arrangements

As of May 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (8.25% at May 31, 2007) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not be significant. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

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

As of May 31, 2007, we had $3.8 million outstanding under the term loan, $1.0 million outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of May 31, 2007, we were in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to May 31, 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007.

At May 31, 2007, we had cash and cash equivalents totaling $18.1 million. Of this amount, approximately $16.6 million was invested in money market accounts bearing variable interest rates of between 1.05% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2007, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, European Union Euros and Indian Rupees, was $282,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saba Software, Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2007, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007, Saba Software Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

San Jose, California

August 10, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9(a), that Saba Software, Inc. maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saba Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Saba Software, Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Saba Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007 of Saba Software, Inc. and our report dated August 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

August 10, 2007

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,088	$23,029
Restricted cash	500	500
Accounts receivable (net of allowance for doubtful accounts of $402 at May 31, 2007 and $114 at May 31, 2006)	20,905	18,334
Prepaid expenses and other current assets	2,767	2,709

Total current assets	42,260	44,572
Property and equipment, net	3,669	2,172
Goodwill	38,293	38,164
Purchased intangible assets, net	16,414	20,449
Other assets	977	1,018

Total assets	$101,613	$106,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,772	$8,782
Accrued compensation and related expenses	5,746	6,259
Accrued expenses	5,949	6,265
Deferred revenue	27,886	23,571
Current portion of debt and lease obligations	2,664	2,330

Total current liabilities	47,017	47,207
Deferred revenue	1,598	526
Accrued rent	2,769	2,833
Debt and lease obligations, less current portion	2,328	3,962

Total liabilities	53,712	54,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at May 31, 2007 and 2006; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 28,908,612 and 28,509,483 shares issued at May 31, 2007 and 2006	29	29
Additional paid-in capital	251,408	247,716
Treasury stock: 102,997 shares at May 31, 2007 and 2006, at cost	(232)	(232)
Accumulated deficit	(203,333)	(195,359)
Accumulated other comprehensive income (loss)	29	(307)

Total stockholders’ equity	47,901	51,847

Total liabilities and stockholders’ equity	$101,613	$106,375

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2007	2006	2005
Revenues:
License	$22,621	$20,528	$13,628
License updates and product support	31,344	21,034	13,534
OnDemand	15,924	6,244	1,884
Professional services	29,978	23,341	13,164

Total revenues	99,867	71,147	42,210

Cost of revenues:
Cost of license	1,196	733	404
Cost of license updates and product support	8,558	4,790	2,069
Cost of OnDemand	5,025	2,500	809
Cost of professional services	20,982	16,795	9,591
Amortization of acquired developed technology	1,178	393	2

Total cost of revenues	36,939	25,211	12,875

Gross profit	62,928	45,936	29,335
Operating expenses:
Research and development	17,052	14,392	9,215
Sales and marketing	38,317	27,229	16,799
General and administrative	12,337	8,636	6,348
In-process research and development	—	760	—
Amortization of purchased intangible assets	2,538	1,298	49

Total operating expenses	70,244	52,315	32,411

Loss from operations	(7,316)	(6,379)	(3,076)
Interest income (loss) and other, net	153	164	(15)
Interest expense	(470)	(431)	(77)

Loss before provision for income taxes	(7,633)	(6,646)	(3,168)
Provision for income taxes	(341)	(285)	(248)

Net loss	$(7,974)	$(6,931)	$(3,416)

Basic and diluted net loss per share	$(0.28)	$(0.33)	$(0.22)

Shares used in computing basic and diluted net loss per share	28,541	20,898	15,687

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at May 31, 2004	—	$—	13,504,417	$14	$191,965	$—	(102,997)	$(232)	$(185,012)	$(214)	$6,521
Issuance of common stock under employee stock purchase plan	—	—	51,244	—	151	—	—	—	—	—	151
Issuance of common stock in connection with exercise of stock options	—	—	57,086	—	163	—	—	—	—	—	163
Issuance of common stock	—	—	2,674,500	2	8,626	—	—	—	—	—	8,628
Issuance of common stock in connection with the acquisition of THINQ	—	—	1,700,000	2	8,716	—	—	—	—	—	8,718
Net loss	—	—	—	—	—	—	—	—	(3,416)	—	(3,416)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	69	69

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,347)

Balance at May 31, 2005	—	—	17,987,247	18	209,621	—	(102,997)	(232)	(188,428)	(145)	20,834
Issuance of common stock under employee stock purchase plan	—	—	56,121	—	182	—	—	—	—	—	182
Issuance of common stock in connection with exercise of stock options	—	—	233,098	1	792	—	—	—	—	—	793
Issuance of common stock in connection with the acquisition of Centra	—	—	10,367,406	10	37,810	—	—	—	—	—	37,820
Cancellation of escrow shares from the acquisition of THINQ	—	—	(134,389)	—	(689)	—	—	—	—	—	(689)
Net Loss	—	—	—	—	—	—	—	—	(6,931)	—	(6,931)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(162)	(162)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,093)

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at May 31, 2006	—	—	28,509,483	29	247,716	—	(102,997)	(232)	(195,359)	(307)	51,847
Issuance of common stock under employee stock purchase plan	—	—	72,890	—	265	—	—	—	—	—	265
Issuance of common stock in connection with exercise of stock options	—	—	326,273	—	1,225	—	—	—	—	—	1,225
Stock-based compensation	—	—	—	—	2,202	—	—	—	—	—	2,202
Cancellation of escrow shares from the acquisition of THINQ	—	—	(34)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(7,974)	—	(7,974)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	336	336

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,458)

Balance at May 31, 2007	—	$—	28,908,612	$29	$251,408	$—	(102,997)	$(232)	$(203,333)	$29	$47,901

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2007	2006	2005
Operating activities:
Net loss	$(7,974)	$(6,931)	$(3,416)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,478	836	906
Amortization of purchased intangible assets	4,036	1,864	59
Write-off of in-process research and development	—	760	—
Stock-based compensation	2,202	—	—
Loss on disposal of property and equipment	23	8	12
Write off of prepaid royalties	170	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,275)	1,026	(3,374)
Prepaid expenses and other current assets	(133)	119	(354)
Other assets	72	25	20
Accounts payable	(4,023)	2,207	261
Accrued compensation and related expenses	(419)	873	413
Accrued expenses	(792)	(5,648)	(1,892)
Deferred revenue	5,247	5,143	96
Accrued rent	(65)	(195)	320

Net cash (used in) provided by operating activities	(2,453)	87	(6,949)
Investing activities:
Proceeds from redemption and maturities of short-term investments	—	—	150
Purchases of property and equipment	(2,949)	(1,242)	(513)
Proceeds from the sale of property and equipment	—	24
Cost of acquisitions, net of cash acquired		8,440	(49)

Net cash (used in) provided by investing activities	(2,949)	7,222	(412)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	1,490	975	317
Proceeds from issuance of common stock, net of issuance costs	—	—	8,626
Principal payments under capital lease obligations	—	—	(37)
Borrowings under credit facility, net of issuance costs	4,000	6,624	4,891
Repayments on borrowings under the credit facility	(6,167)	(7,228)	(7,592)
Borrowings under the equipment credit facility	1,192	—	—
Repayments on the equipment credit facility	(165)	—	—
Borrowings under equipment term loans	—	163	—
Repayments under equipment term loans	(63)	(15)	—
Repayments of notes payable	(98)	(127)	(70)

Net cash provided by financing activities	189	392	6,135

Effect of exchange rate changes on cash and cash equivalents	272	(80)	6
(Decrease) increase in cash and cash equivalents	(4,941)	7,621	(1,220)
Cash and cash equivalents, beginning of period	23,029	15,408	16,628

Cash and cash equivalents, end of period	18,088	23,029	15,408

Total cash, cash equivalents and short-term investments, end of period	$18,088	$23,029	$15,408

Supplemental disclosure of non-cash transactions:
Common stock issued for acquisitions, net of cancellations	$—	$37,131	$8,028

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$155	$55	$78

Cash paid for interest	$453	$392	$73

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (“Saba” or the “Company”) provides a software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training, and consulting services. Saba’s solutions help its customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing the Saba’s solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues. Saba anticipates that revenues from the Saba Enterprise Suite and the Saba Centra product suite, as well as related services will constitute substantially all of its revenues for the foreseeable future.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Saba and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss or net cash (used in) provided by operating activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable and sales allowances, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase the Company’s common stock, and income taxes, among others. The Company bases its estimates for the carrying values of assets and liabilities using historical experience and other assumptions that are believed to be reasonable. The Company engages third-party valuation consultants to assist in the allocation of purchase price for significant acquisitions.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Cash and cash equivalents are stated at fair value based on quoted market prices.

Fair Value of Financial Instruments

Carrying amounts of certain of Saba’s financial instruments including cash, cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amount of Saba’s note payable, debt and capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Saba.

Trade Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of credit risk include cash, cash equivalents and trade accounts receivable. Management believes the financial risks associated with cash and cash equivalents is minimal because these amounts are held in banks.

Saba conducts business with companies in various industries throughout the world. Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and generally do not require collateral. Saba Enterprise Learning and related services have accounted for a substantial majority of Saba’s revenues since inception. An allowance is maintained for potential credit losses, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on Saba’s assessment of the amount of probable credit losses in the existing accounts receivable. Saba determines the allowance based on the aging of the accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The changes in the allowance for doubtful accounts are as follows:

	Beginning Balance	Additions charged to Operations	Write-Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2005	$177	152	—	$329
May 31, 2006	$329	166	381	$114
May 31, 2007	$114	455	167	$402

Accounts receivable includes amounts earned but unbilled of $4.9 million and $2.4 million at May 31, 2007 and 2006. At May 31, 2007 and 2006, there were no customers accounting for more than 10% of Saba’s accounts receivable balance.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets and Goodwill

Purchased intangible assets consist of acquired developed technology, customer relationships, tradenames and customer backlog acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of two to seven years.

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

Software Development Costs

Saba accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2007, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

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

Stock Options and Equity Instruments Exchanged for Services

The Company has share-based payment award plans for its employees and directors that are described fully in Notes 7 and 8. The stock-based compensation expenses associated with awards under these plans in fiscal 2007 are recorded in accordance with SFAS No. 123–Revised 2004 (“SFAS 123R”), Share-Based Payment, as discussed in Note 7.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock- options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation.

The Company elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, stock-based compensation is recognized for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning June 1, 2006, the date of adoption. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes stock-based compensation using the straight-line method for all stock awards issued after June 1, 2006.

Beginning in 2006, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if the Company had always accounted for its stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through May 31, 2006. As the Company does not expect to realize any of these benefits, due to operating losses, no such amounts have been recorded through May 31, 2007.

Prior to June 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, the Company generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of its options was equivalent to the market price of the Company’s common stock on the date of grant. However, the Company recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption SFAS 123R. See Note 7 for information on the impact of the Company’s adoption of SFAS 123R and the assumptions the Company used to calculate the fair value of share-based employee compensation.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net loss	$(7,974)	$(6,931)	$(3,416)
Weighted-average shares of common stock outstanding	28,541	20,898	15,687

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,541	20,898	15,687

Basic and diluted net loss per share	$(0.28)	$(0.33)	$(0.22)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options to purchase common stock not included above of 948,093, 509,101 and 332,557 at May 31, 2007, 2006 and 2005, respectively. The common equivalent shares from options would be

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined using the treasury stock method. In addition, potentially dilutive stock options representing 2.0 million, 1.7 million and 0.5 million shares of common stock for the years ended May 31, 2007, 2006 and 2005, respectively, have been excluded from the computation of diluted net loss per share because they have exercise prices higher than the average stock price during the respective periods and their inclusion would be anti-dilutive under the treasury stock method.

Revenue Recognition

Saba recognizes license revenues addressed below in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, as amended, Saba recognizes license revenues when all of the following conditions are met:

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

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months.

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possession of the Company’s software, in which case revenue is recognized under the SEC’s SAB No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2.

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue.

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $58,000, $16,000 and $89,000 in fiscal 2007, 2006 and 2005, respectively.

Foreign Currency Translation

In general , the functional currency of the Company’s foreign subsidiaries is the local currency. Foreign currency balance sheets are translated using end of period currency rates, while foreign currency statements of operations are translated using average rates for the period. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is reported in the accompanying statement of stockholders’ equity. Accumulated other comprehensive income (loss) is comprised of foreign currency translation activity as follows:

	May 31,
	2007	2006
	(in thousands)
Foreign currency translation gain (loss)	$29	$(307)

Accumulated other comprehensive income (loss)	$29	$(307)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2008 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company presents the taxes within the scope of EITF 06-3 on a net basis.

In September 2006, the SEC issued SAB No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. These interpretations do not change the requirements within SFAS No. 154, Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3, for the correction of an error on financial statements. The Company adopted SAB 108 in fiscal 2007 and the adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that SFAS No. 159 will have on its consolidated financial statements, should the Company decide to adopt its provisions. Should the Company decide to adopt SFAS No. 159, it will do so in the first quarter of fiscal year 2009.

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company for the period from February 1, 2006 through May 31, 2007.

The total purchase price was $62.3 million, including acquisition related transaction costs, and is comprised of $37.8 million of Saba common stock, $19.4 million in cash and $5.1 million of cash to pay various transaction costs. The purchase price was allocated to Centra’s assets based on fair values at the time of the transaction. Saba allocated $23.5 million to goodwill, $18.1 to identifiable intangible assets and assumed $14.0 million of Centra’s liabilities. Saba also received $27.7 million in cash, $6.1 million in prepaid and other assets and $0.9 million of property and equipment.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Part of the identifiable intangible assets was In-Process Research and Development (“IPR&D”). The IPR&D related to Centra’s products designed specifically for online business communication, collaboration and learning. Because the IPR&D had not yet reached technological feasibility and had no alternative future use, Saba recorded a $760,000 expense under the heading in-process research and development in the accompanying consolidated statements of operations upon acquisition in fiscal 2006.

During fiscal 2007, the Company increased the goodwill recorded in connection with this acquisition by $205,000, primarily to account for changes in estimates related to the restructuring costs associated with Centra’s operations.

THINQ Learning Solutions, Inc.

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. to support its long-term strategic direction, strengthen its competitive position in the Human Capital Management market, expand its customer base and provide greater scale to increase its investment in research and development to accelerate innovation and increase stockholder value.

The total purchase price was $8.7 million, which consisted of $8.0 million of Saba common stock, $570,000 in cash for transaction costs and $100,000 in cash paid to THINQ stockholders. In allocating the purchase price based on estimated fair values, Saba recorded approximately $9.5 million of goodwill, $5.1 million of identifiable intangible assets and $5.9 million of net liabilities. The allocation of goodwill decreased by $279,000 in fiscal 2006 as a result of the return of approximately $689,000 in shares of common stock held in escrow, partially offset by an increase in pre-merger liabilities resulting from the acquisition. In fiscal 2007 goodwill was further reduced by $76,000, primarily as a result of the reexamination and settlement of certain pre-merger assets and liabilities.

In addition, up to an additional 100,000 shares of Company common stock may be issued in three equal installments over a three-year period pursuant to an earn-out provision that is based on the number of THINQ customers that migrate to the Saba platform (the “THINQ customer earn-out”). These shares, if issued, will be accounted for as additions to the purchase price in the periods in which they are earned. As of May 31, 2007, no shares have been issued and 33,000 shares remained subject to potential issuance at the end of fiscal 2007.

4.    Property and Equipment

Property and equipment consists of the following (in thousands):

	May 31,		Estimated Useful Lives
	2007	2006
	(in thousands)
Computer equipment	$11,978	$11,693	1 to 3 Years
Office furniture and fixtures	1,848	1,864	5 Years
Leasehold improvements	1,502	1,035	1 to 5 Years
Construction in process	152	155	—

	15,480	14,747
Less accumulated depreciation and amortization	(11,811)	(12,575)

	$3,669	$2,172

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Purchased Intangible assets and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Customer backlog	$740	$(500)	$240	2.4 Years
Customer relationships	14,920	(3,666)	11,254	6.3 Years
Tradenames	820	(219)	601	5 Years
Acquired developed technology	5,890	(1,571)	4,319	5 Years

Total	$22,370	$(5,956)	$16,414

	May 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Customer backlog	$740	$(181)	$559	2.4 Years
Customer relationships	14,920	(1,293)	13,627	6.3 Years
Tradenames	820	(54)	766	5 Years
Acquired developed technology	5,890	(393)	5,497	5 Years

Total	$22,370	$(1,921)	$20,449

Amortization expense related to purchased intangible assets was $4,035,000, $1,864,000 and $59,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The total expected future amortization related to purchased intangible assets will be approximately $3,955,000, $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2008 through 2012, respectively.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize the cost of goodwill; rather, it examines goodwill each year for impairment and adjusts the carrying value downward if impairment is discovered. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 11. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2007, Saba performed the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill as of May 31, 2007, 2006 and 2005 are as follows and described in Note 3:

Net Carrying Amount
(in thousands)
Goodwill, as of May 31, 2004	$5,288
Add: Goodwill related to the THINQ acquisition	9,876

Goodwill, as of May 31, 2005	15,164
Adjustments to goodwill related to the THINQ acquisition	(279)

Add: Goodwill related to the Centra acquisition	23,279
Goodwill, as of May 31, 2006	38,164
Adjustments to goodwill related to the THINQ acquisition	(76)
Adjustments to goodwill related to the Centra acquisition	205

Goodwill, as of May 31, 2007	$38,293

6.    Debt and Lease Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility replaces the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of May 31, 2007, the Company had borrowings on the term loan of $3.8 million and outstanding obligations of $1.0 million on the equipment facility. As of May 31, 2007, there were no borrowings and $7.1 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property, incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2007, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to May 31, 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. See Note 16, Subsequent Events for more discussion of this matter.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. Rent expense was $4.4 million, $4.6 million and $3.9 million in fiscal 2007, 2006 and 2005, respectively. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

The following table summarizes Saba’s future minimum lease payments and principal payments under debt obligations as of May 31, 2007. Of the $21.4 million in operating leases, $354,000 is included in accrued restructuring charges as of May 31, 2007.

	Payments due by period
	Total	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(in thousands)
Contractual obligations:
Long-term debt obligations	$4,992	$2,664	$2,075	$253	$—	$—	$—
Operating lease obligations	21,403	3,778	2,895	2,894	2,988	3,042	5,806
Other long-term liabilities	445	130	105	105	105	—	—

Total	$26,840	$6,572	$5,075	$3,252	$3,093	$3,042	$5,806

7.    Stock-based Compensation

On June 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method allowed by that statement. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had and will have a material impact on the Company’s consolidated results of operations.

Summary of Assumptions

Prior to June 1, 2006, the Company applied the intrinsic value recognition and measurement principles of APB 25, in accounting for stock-based incentives. Accordingly, the Company was not required to record

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its 2000 Employee Stock Purchase Plan (“ESPP”) as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. Effective June 1, 2006, the Company’s adoption of the fair value recognition provisions of SFAS 123R, as interpreted by SAB 107 using the modified prospective transition method resulted in the recognition of stock-based compensation expense for the fiscal year ended May 31, 2007 which included: (a) compensation expense for all stock-based instruments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of stock-based awards granted by applying the simplified method in accordance with SAB 107. The Company estimates the volatility of its common stock-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.

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

The following assumptions have been used to value the awards granted under the Company’s stock option plans and stock purchased under the ESPP:

	Years ended May 31,
	2007	2006	2005
Stock Option Plans:
Expected life (years)	4.1	2.5	2.3
Risk-free interest rate	4.7%	5.1%	3.4%
Dividend yield	0%	0%	0%
Expected volatility	66%	49%	55%
Employee Stock Purchase Plan:
Expected life (years)	0.5 -2.0	0.5	0.5
Risk-free interest rate	4.9%	5.3%	3.7%
Dividend yield	0%	0%	0%
Expected volatility	45%	44%	96%

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the fiscal year ended May 31, 2007.

Fiscal Year Ended May 31, 2007
(in thousands, except per share data)
Cost of revenues	$286
Research and development	414
Sales and marketing	868
General and administrative	634

Stock-based compensation expense included in net loss	$2,202

Effect of stock-based compensation on net loss per share:
Basic and diluted	$(0.08)

The stock-based compensation expense categorized by various equity components is summarized in the table below:

Fiscal Year Ended May 31, 2007
(in thousands)
Stock options	$2,055
Employee stock purchase plan	147

Total stock-based compensation	$2,202

Comparable Disclosures

The following table presents the pro forma effect of stock-based compensation in prior years on the Company’s net loss if it had accounted for our stock options under the fair value method of accounting as required by SFAS 123R:

	Years ended May 31,
	2006	2005
	(in thousands, except per share amounts)
Net loss as reported	$(6,931)	$(3,416)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,604)	(7,758)

Adjusted net loss	$(12,535)	$(11,174)

Basic and diluted net loss per share as reported	$(0.33)	$(0.22)

Adjusted basic and diluted net loss per share	$(0.60)	$(0.71)

The Company did not recognize any tax benefits related to our stock-based compensation plans in fiscal 2007 as it reported no taxable income from our operation for United States tax purposes.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2007 Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	4,714,617
Stock options available for future grant	629,642
Employees stock purchase plan	932,279
THINQ customer earn-out	100,000

6,376,538

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. Shares issued under the ESPP were 73,390 during fiscal 2007 and 56,121 during fiscal 2006. As of May 31, 2007, 932,279 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,807 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options (110% in certain circumstances). Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2007, 57,718 shares were available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. As of May 31, 2007, 487,048 shares were available for issuance under the 2000 Plan.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share
Balance, May 31, 2004	2,494,591	$7.65
Granted	494,850	$4.12
Exercised	(57,086)	$2.86
Canceled	(714,091)	$8.91

Balance, May 31, 2005	2,218,264	$6.58
Granted	2,527,650	$4.63
Exercised	(233,098)	$3.53
Canceled	(580,712)	$8.10

Balance, May 31, 2006	3,932,104	$5.28
Granted	2,485,782	$6.17
Exercised	(326,273)	$3.66
Canceled	(1,376,986)	$7.44

Balance, May 31, 2007	4,714,627	$5.23

Additional information regarding options outstanding as of May 31, 2007 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$ 0.00 - $ 3.50	234,120	1.7	$2.38	234,120	$2.38
$ 3.51 - $ 3.75	330,053	2.4	$3.61	276,888	$3.62
$ 3.76 - $ 3.85	357,616	2.8	$3.78	261,442	$3.78
$ 3.86 - $ 4.19	643,279	2.6	$4.02	279,386	$4.03
$ 4.20 - $ 5.00	420,385	3.9	$4.70	265,975	$4.63
$ 5.01 - $ 5.50	548,154	4.8	$5.12	99,015	$5.04
$ 5.51 - $ 6.35	1,251,817	5.3	$6.21	27,734	$5.84
$ 6.36 - $ 7.00	756,825	5.0	$6.40	375	$6.60
$ 7.01 - $117.50	172,378	0.7	$9.17	172,378	$9.17

	4,714,627	4.0	$5.23	1,617,313	$4.42

The Company defines in-the-money stock options outstanding or vested at May 31, 2007 as options that had exercise prices that were lower than the $6.01 market price of its common stock at that date. The intrinsic value of exercised options is the difference between the market price and the exercise price multiplied by the total number of shares issued on the date of the exercise. The total intrinsic value of options exercised during fiscal 2007 was $890,000. The total fair value of shares vested (exercised and unexercised) during fiscal 2007 was $11.7 million. The aggregate intrinsic value of in-the-money options outstanding at May 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock. At May 31, 2007, there were options to purchase 2.5 million shares that were in-the-money, of which 1.4 million options were exercisable at that date. The total intrinsic value of in-the-money options outstanding at May 31, 2007 was $4.8 million, of which $3.1 million was related to exercisable options.

The Company recorded $2.2 million in stock-based compensation expense before income tax benefits during the fiscal year ended May 31, 2007 for stock options granted and shares purchased under the ESPP in its consolidated statement of operations. As of May 31, 2007, the Company had a total of $4.2 million of unrecognized compensation expense before income tax benefits related to non-vested stock-based compensation arrangements granted under all of its equity compensation plans. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and other factors. The Company expects to recognize this cost over a weighted average period of 1.9 years.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	Year Ended May 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
States	39	—	—
Foreign	302	285	248

	341	285	248
Deferred:
Federal	—	—	—
States	—	—	—

Total provision	$341	$285	$248

The components of Income/(loss) before provision for income taxes for the years ended May 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended May 31,
	2007	2006	2005
United States	$(8,476)	$(7,147)	$(3,593)
Foreign	843	501	425

	$(7,633)	$(6,646)	$(3,168)

The Company has not provided U.S. taxes on certain non-U.S. subsidiaries for which the earnings are permanently reinvested. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows:

	May 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$79,459	$76,807
Deferred revenue	914	62
Accruals	1,736	2,609
Property, equipment and purchased intangible assets	1,587	1,889
Tax credit carryforwards	4,389	2,978
SFAS 123R	334	—

	88,419	84,345
Valuation allowance	(82,070)	(76,131)

Total deferred tax assets	6,349	8,214
Deferred tax liabilities:
Purchased intangible assets	(6,336)	(8,210)
Other	(13)	(4)

Net deferred tax assets	$—	$—

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $5.9 million in fiscal 2007 and increased by $15.6 million in fiscal 2006. Approximately $4.0 million of the valuation allowance at May 31, 2007 is attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders’ equity.

Approximately $17.1 million of the valuation allowance is attributable to net operating losses and credit carryforwards from business combinations, which if recognized will be credited to goodwill, other non-current intangible assets or stockholder’s equity.

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	Years ended May 31,
	2007	2006	2005
	(in thousands)
U.S. federal benefit at statutory rate	$(2,672)	$(2,326)	$(1,108)
State taxes, net of federal benefit	25	—	—
Net operating loss and temporary differences for which no benefit was realized	2,432	2,185	1,213
Unbenefitted net foreign losses	35	104	101
Purchased in-process research and development	—	266	—
Nondeductible expenses	68	56	42
SFAS 123R	453	—	—

Total	$341	$285	$248

The Company’s India subsidiary operates under a 10-year tax holiday which will expire in 2009. The net impact of the tax holiday on the Company’s net income is immaterial.

As of May 31, 2007, the Company had net operating loss carryforwards of approximately $216 million for federal tax purposes and approximately $108 million for state tax purposes. Saba also has research credit carryforwards of approximately $2.7 million for federal tax purposes and approximately $2.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2010 through fiscal 2028. The state net operating loss carryforwards will expire in fiscal 2008 through 2028 and the California state research credit will carry forward indefinitely. The Massachusetts research credit carryforward will expire beginning in 2015. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The tax returns of two of the Company’s subsidiaries are currently under examination. The Company has concluded that it is probable that the examination will result in an additional liability. The Company believes that adequate tax provisions have been provided for the likely outcome of the ongoing examination. The Company will continually review its estimates related to our income tax obligations, including potential assessments of additional taxes, penalties and/or interest, and revise its estimates, if deemed necessary. A revision in the Company’s estimates of its tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in its estimates. Such a revision could materially impact the Company’s income tax provision and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Retirement Plan

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

11.    Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Total Revenue			Long-Lived Assets
	2007	2006	2005	2007	2006
	(in thousands)
United States	$66,384	$51,494	$24,481	$57,253	$60,639
United Kingdom	11,842	12,978	10,670	—	—
Rest of the World	21,641	6,675	7,059	1,123	236

Total	$99,867	$71,147	$42,210	$58,376	$60,875

Long-lived assets located in the United Kingdom have been included in the Rest of the World classification.

Major Customers

For fiscal years 2007, 2006 and 2005, no customer accounted for greater than 10% of revenues.

12.    Litigation

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (“the District Court”) against the Company, certain of its officers and directors, and certain underwriters of its initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again.

The Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York (“the District Court”). The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. On June 7, 2003, the plaintiffs announced a proposed settlement with all issuers, including Centra. On June 25, 2004, the plaintiffs filed a motion with the District Court requesting preliminary approval of the settlement. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 15, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006 and the District Court reserved decision.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. The Company cannot predict whether Centra will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. The plaintiffs now plan to replead their complaints and move for class certification again.

Saba, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints, the two individuals appealed the ruling and the motion is currently being briefed by the parties.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Restructuring

During fiscal 2006, as part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra at January 31, 2006 were preliminarily estimated to be approximately $2.0 million. During fiscal 2006, additional costs related to facilities were identified and accrued as of May 31, 2006. These costs were included as part of the Centra preliminary purchase price allocation. During the year ending May 31, 2007, management made certain additional adjustments to the accrued Centra Restructuring, including an additional accrual for abandoned facilities related to a change in estimates used to calculate the accrual and settlement of employee termination benefits. The components of accrued restructuring charges and movements within these components through May 31, 2007 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of January 31, 2006	$1,415	$559	$1,974
Additions	—	159	159
Deductions—cash payments	(491)	(137)	(628)
Impact of exchange rates	3	12	15

Accrual as of May 31, 2006	927	593	1,520
Adjustments	(32)	312	280
Deductions—cash payments	(803)	(553)	(1,356)
Impact of exchange rates	—	2	2

Accrual as of May 31, 2007	$92	$354	$446

During fiscal 2006, Saba implemented a restructuring program (the “2006 Restructuring”) to consolidate excess facilities as a result of its acquisitions of THINQ and Centra. The restructuring program was implemented under the provisions of SFAS No. 146.

During 2006, the facilities restructuring charge of $358,000, which was recorded as part of the Company’s general and administrative expense in the consolidated statement of operations, was based on the present value of the sum of non-cancelable lease costs, less estimates for future sublease income. In February 2007, the Company amended its remaining lease for these facilities and relinquished all rights in the excess facility. As no further payments were due related to this excess facility, the Company reduced its general and administrative expenses by the amount of the remaining portion of the restructuring accrual of $211,000. During fiscal 2005, the Company reduced its facilities restructuring reserve for $32,000 as a result of an amendment to a sub-tenant agreement. This adjustment was recorded as a reduction of general and administrative expense in fiscal 2006.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accrued restructuring charges and movements within these components through May 31, 2007 for the 2006 Restructuring and the 2004 Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2004	$72	$677	$749
Reduction of accrual	—	(32)	(32)
Deductions—cash payments	(50)	(394)	(444)

Accrual as of May 31, 2005	22	251	273
Charges	—	440	440
Deductions—cash payments	(22)	(233)	(255)

Accrual as of May 31, 2006	—	458	458
Reduction of accrual	—	(211)	(211)
Deductions—cash payments	—	(247)	(247)

Accrual as of May 31, 2007	$—	$—	$—

15.    Related Party Transactions

During fiscal 2007, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (Varian) and Masimo Corporation (Masimo) in the aggregate amounts of $523,000 and $21,000, respectively. At May 31, 2007, Saba’s accounts receivable included $287,000 due from Varian. All amounts due from Masimo had been collected. The Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

16. Subsequent events

As described in Note 9, the tax returns of one of the Company’s subsidiaries are currently under examination. During June 2007, the Company settled with the tax authorities, agreeing to pay additional taxes of approximately $275,000 to settle all outstanding claims. All such amounts had been accrued as of May 31, 2007.

In June 2007, the Company paid an additional $1.7 million of principal of the term loan portion of its credit facility as described in Note 6. In addition, as of May 31, 2007, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant contained in the loan agreement. In July 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Saba Software maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Saba. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Saba’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Saba; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Saba’s management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that Saba’s internal control over financial reporting was effective as of May 31, 2007. The management’s assessment of the effectiveness of Saba’s internal control over financial reporting as of May 31, 2007 has been audited by Ernst and Young LLP, our independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 10, 2007

/s/ MICHAEL J. MARTINI Michael J. Martini	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2007

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Related Information” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2007.

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

See Index to Exhibits on page 81.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board

Dated: August 10, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bobby Yazdani and Michael J. Martini as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 10, 2007

/s/ MICHAEL J. MARTINI Michael J. Martini	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2007

/s/ DOUGLAS M. FERGUSON Douglas M. Ferguson	Director	August 7, 2007

/s/ JOE E. KIANI Joe E. Kiani	Director	August 8, 2007

Lawrence D. Lenihan, Jr.	Director

/s/ DOW R. WILSON Dow R. Wilson	Director	August 7, 2007

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	August 9, 2007

EXHIBIT INDEX

Exhibit Number	Document

2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(8)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(2)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(5)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(6)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(6)	1997 Stock Incentive Plan.

*10.3(6)	Form of 2000 Stock Incentive Plan.

*10.4(6)	Form of 2000 Employee Stock Purchase Plan.

*10.5(7)	Form of Notice of Option Grant for Certain Executive Officers

10.6(6)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.7(7)	Credit Agreement dated January 31, 2006 between Silicon Valley Bank and the Company.

10.10(9)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders named therein.

10.11(9)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.12(9)	Form of Warrant.

*10.13(10)	Summary of Director Compensation.

*10.14(7)	Employment agreement, effective February 1, 2006, by and between the Company and Bobby Yazdani.

*10.15(7)	Employment agreement, effective February 1, 2006, by and between the Company and Peter E. Williams III.

*10.16(11)	Letter Agreement, dated September 1, 2005, by and between the Company and Mark D. Frost.

*10.17	Employment agreement, effective July 9, 2007, by and between the Company and Michael J. Martini

*10.18	Letter Agreement, dated July 6, 2007, by and between the Company and Mark D. Frost

*10.19	Amendment to employment agreement, dated July 12, 2007, by and between the Company and Peter E. Williams III

Exhibit Number	Document

21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (See page 73.)

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Martini, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Martini, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(5)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

(6)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2006.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 17, 2005.

*	Management contracts or compensatory plans or arrangements.