Form 10-Q
period 2007-08-31
SABA SOFTWARE INC
filed 2007-10-10
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

On September 20, 2007, 29,001,029 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2007	May 31, 2007 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,776	$18,088
Restricted cash	500	500
Accounts receivable, net	24,087	20,905
Prepaid expenses and other current assets	3,039	2,767

Total current assets	39,402	42,260
Property and equipment, net	4,093	3,669
Goodwill	38,293	38,293
Purchased intangible assets, net	15,405	16,414
Other assets	1,170	977

Total assets	$98,363	$101,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,665	$4,772
Accrued compensation and related expenses	5,421	5,746
Accrued expenses	4,615	5,949
Deferred revenue	27,912	27,886
Current portion of debt and lease obligations	2,048	2,664

Total current liabilities	44,661	47,017
Deferred revenue	1,742	1,598
Other long-term liabilities	1,177	—
Accrued rent	2,723	2,769
Debt and lease obligations, less current portion	578	2,328

Total liabilities	50,881	53,712
Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at August 31, 2007 and May 31, 2007; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 28,976,058 shares issued and outstanding at August 31, 2007 and 28,908,612 shares issued and outstanding at May 31, 2007	29	29
Additional paid-in capital	253,372	251,408
Treasury stock: 102,997 shares at August 31, 2007 and May 31, 2007, at cost	(232)	(232)
Accumulated deficit	(205,689)	(203,333)
Accumulated other comprehensive income	2	29

Total stockholders’ equity	47,482	47,901

Total liabilities and stockholders’ equity	$98,363	$101,613

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007 filed with the United States Securities and Exchange Commission

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
Revenues:
License	$4,730	$6,188
License updates and product support	8,817	7,007
OnDemand	4,427	3,549
Professional services	7,478	6,415

Total revenues	25,452	23,159

Cost of revenues:
Cost of license	195	215
Cost of license updates and product support	2,221	1,989
Cost of OnDemand	1,631	1,142
Cost of professional services	5,414	4,974
Amortization of acquired developed technology	294	294

Total cost of revenues	9,755	8,614

Gross profit	15,697	14,545

Operating expenses:
Research and development	4,208	4,232
Sales and marketing	9,267	9,044
General and administrative	3,807	2,992
Amortization of purchased intangible assets	634	634

Total operating expenses	17,916	16,902

Loss from operations	(2,219)	(2,357)
Interest income and other, net	51	66
Interest expense	(70)	(136)

Loss before provision for income taxes	(2,238)	(2,427)
Provision for income taxes	118	164

Net loss	$(2,356)	$(2,591)

Basic and diluted net loss per share	$(0.08)	$(0.09)

Shares used in computing basic and diluted net loss per share	28,859	28,210

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
Operating activities:
Net loss	$(2,356)	$(2,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	345
Amortization of purchased intangible assets	1,009	1,008
Stock-based compensation expense	1,329	509
Changes in operating assets and liabilities:
Accounts receivable	(3,003)	(4,002)
Prepaid expenses and other current assets	(263)	79
Other assets	(194)	90
Accounts payable	(121)	(2,060)
Accrued compensation and related expenses	(545)	(660)
Accrued expenses	(19)	(591)
Accrued rent	(47)	(26)
Deferred revenue	128	1,190

Net cash used in operating activities	(3,674)	(6,679)

Investing activities:
Purchases of property and equipment	(816)	(363)

Net cash used in investing activities	(816)	(363)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	635	306
Borrowings, under credit facility	—	4,000
Repayments on borrowings under credit facility	(2,341)	(542)
Repayments on note payable	(24)	(42)

Net cash provided by (used in) financing activities	(1,730)	3,772

Effect of exchange rate changes on cash	(92)	(3)

Decrease in cash and cash equivalents	(6,312)	(3,323)

Cash and cash equivalents, beginning of period	18,088	23,029

Cash and cash equivalents, end of period	$11,776	$19,706

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Saba Software, Inc. and its wholly owned subsidiaries (“Saba” or the “Company”). All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet as of August 31, 2007, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended August 31, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2007, and the Company’s results of operations and cash flows for the three months ended August 31, 2007 and 2006.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2007. The results of operations for the three months ended August 31, 2007 are not necessarily indicative of results for the entire fiscal year ending May 31, 2008 or for any future period.

The condensed consolidated balance sheet at May 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain previously reported amounts have been reclassified to conform to the current presentation. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss or net cash used in operating activities.

2. Stock-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions have been used to value the awards granted during the three months ended August 31, 2007 under the Company’s stock option plans and stock purchased under the ESPP:

	Three months ended
	August 31, 2007	August 31, 2006
Stock Options:
Expected volatility	49%	66%
Risk-free interest rates	4.2%	4.7%
Expected term (years)	4.1	4.1
Expected dividend yield	0%	0%
Employee Stock Purchase Plan:
Expected volatility	43%	50%
Risk-free interest rates	4.9%	5.2%
Expected term (years)	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended August 31, 2007, and August 31, 2006.

	Three months ended
	August 31, 2007	August 31, 2006
(in thousands)
Cost of revenues	$115	$59
Research and development	148	79
Sales and marketing	250	223
General and administrative	815	148

Stock-based compensation expense included in net loss	$1,328	$509

Included in the stock-based compensation expense was a one-time non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on current circumstances. The current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

During the three months ended August 31, 2007, the Company’s Board of Directors approved an increase to its 2000 Stock Incentive Plan by approximately 1.4 million shares.

3. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares that may be repurchased. Basic earnings per share also excludes any dilutive effects of options as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
(in thousands, except per share data)
Net loss	$(2,356)	$(2,591)

Weighted-average shares of common stock outstanding	28,859	28,210

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,859	28,210

Basic and diluted net loss per share	$(0.08)	$(0.09)

For the three months ended August 31, 2007 and 2006, 3.5 million and 2.0 million weighted-average potential common shares, respectively, consisting of outstanding options and shares related to the THINQ Learning Solutions, Inc. (“THINQ”) acquisition, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

4. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended
	August 31, 2007	August 31, 2006
(in thousands)
Net loss	$(2,356)	$(2,591)
Foreign currency translation gain (loss)	(27)	19

Comprehensive loss	$(2,383)	$(2,572)

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of intellectual property, customer base and non-competition agreements acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the quarter ended August 31, 2007. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer backlog	$740	$(581)	$159	2.4 Years
Customer relationships	14,920	(4,260)	10,660	6.3 Years
Tradenames	820	(260)	560	5 Years
Acquired developed technology	5,890	(1,865)	4,025	5 Years

Total	$22,370	$(6,965)	$15,404

	May 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer backlog	$740	$(500)	$240	2.4 Years
Customer relationships	14,920	(3,666)	11,254	6.3 Years
Tradenames	820	(219)	601	5 Years
Acquired developed technology	5,890	(1,571)	4,319	5 Years

Total	$22,370	$(5,956)	$16,414

The total expected future amortization related to purchased intangible assets will be approximately $2,946,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise). The Company completed its annual impairment assessment in fiscal 2007 and concluded that goodwill was not impaired. In the quarter ended August 31, 2007, there were no indicators of impairment of goodwill and intangible assets.

There were no changes to the carrying amount of goodwill for the three months ended August 31, 2007.

7. Debt and Other Obligations

Notes Payable and other obligations

In connection with the acquisition of THINQ in May 2005, Saba assumed a note payable that represented payments due to a former landlord. At August 31, 2007 and May 31, 2007, the balance on the note payable was $79,000 and $88,000, respectively.

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility replaced the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of August 31, 2007 and May 31, 2007, the Company had borrowings on the term loan of $1.5 million and $3.8 million, respectively, and outstanding obligations of $927,000 and $1.0 million, respectively, on the equipment facility. As of August 31, 2007 there were no borrowings and $7.4 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2007, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. During the quarter ended August 31, 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007. As of August 31, 2007, the Company was in compliance with the liquidity and EBITDA covenants. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company.

8. Restructuring

During fiscal 2006, as part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. The components of accrued restructuring charges and movements within these components through August 31, 2007 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
(in thousands)
Accrual as of May 31, 2006	$927	$593	$1,520
Adjustments	(32)	314	282
Deductions—cash payments	(803)	(553)	(1,356)

Accrual as of May 31, 2007	92	354	446
Deductions—cash payments	(90)	(87)	(177)

Accrual as of August 31, 2007	$2	$267	$269

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

10. Income Taxes

From inception through August 31, 2007, the Company has incurred net losses for federal and state tax purposes. Income tax expense was $118,000 during the three months ended August 31, 2007 and $164,000 during the three months ended August 31, 2006. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, the Company had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the three months ended August 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000, inclusive of interest and penalties, of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

The Company anticipates an increase to the unrecognized tax benefits during the year ending May 31, 2008 as compared to year ended May 31, 2007 of approximately $149,000. The anticipated increase will be due primarily to the accrual of additional reserves and interest accrued on existing reserves. The Company has historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, the Company has reclassified $1.2 million from current taxes payable to other long-term liabilities.

In accordance with FIN 48, paragraph 19, the Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 1, 2007, was approximately $588,000.

During the first quarter of fiscal year ending 2008, the unrecognized tax benefit decreased by $221,000. The decrease is mainly the result of the settlement of tax audits in France for tax years 2000 to 2003 resulting in a reduction of uncertain tax positions of approximately $275,000.

Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which the Company believes it has established adequate reserves.

As of August 31, 2007 and May 31, 2007 the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

12. Litigation

Litigation Relating to Initial Public Offering of Saba

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

In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007 again moved for class certification.

The Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Initial Public Offering of Centra

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York (“the District Court”). The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007 again moved for class certification.

Saba, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints, the two individuals appealed the ruling and the motion has been briefed by the parties.

The Company, on behalf of Centra intends to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. A final office action has issued in the other reexamination proceeding in which all of the patent’s original claims were rejected but a handful of newly-added claims were indicated as being allowable. Saba believes that it has meritorious defenses with respect to the other patent and Saba intends to vigorously defend this action.

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

13. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted FIN 48 as of June 1, 2007, and no material adjustment to retained earnings was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its consolidated financial statements.

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

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the impact of the pending adoption of EITF 07-3 on its consolidated financial statements.

14. Related Party Transactions

For the three months ended August 31, 2007, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”) in the aggregate amounts of $106,000 and $6,000, respectively. At August 31, 2007, Saba’s accounts receivable included $269,000 due from Varian. All amounts due from Masimo had been collected. The Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our estimates of future sublease income and the estimated payments of such income,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our revenues,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our belief that OnDemand revenue will continue to grow,

•	our belief that license updates and product support revenue will continue to grow due to our expanded customer base,

•

our anticipation that a substantial majority of our customers will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our expectations that research and development expenses will increase,

•	our expectation that we will not record additional amounts related to the amendment of an employment agreement,

•	our expectations relating to future amortization expenses,

•	our estimate that our unrecognized tax benefits will increase during the fiscal year ending May 31, 2008,

•	our anticipation that we will continue to experience long sales cycles,

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

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	our expectation that our operating results will fluctuate significantly in the future,

•	our success depending on our ability to attract and retain additional personnel,

•	our expectation that competition and the pace of change will increase in the future,

•	our intention to expand our international presence in the future,

•	our expectation to continue to acquire complementary businesses or technologies,

•	our expectation to regularly release new products and new versions of our existing products,

•	our belief regarding the Edisync Systems litigation,

•	our belief that our success depends on our proprietary technology, and

•	our belief that our success depends on the acceptance and successful integration by customers of our products.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are:

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

OVERVIEW

General

We help organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, and OnDemand, implementation, training, and consulting services. Our people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $24.1 million as of August 31, 2007. The allowance for doubtful accounts, which totaled $413,000 as of August 31, 2007, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at August 31, 2007 and May 31, 2007 was $38.3 million, including $23.5 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. The total expected future amortization related to purchased intangible assets will be approximately $2,946,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively. As of August 31, 2007, our purchased intangible assets balance was $15.4 million.

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

Restructuring costs. The total accrued restructuring balance as of August 31, 2007 was $269,000, which was principally comprised of facilities related charges recorded as part of the purchase accounting in the Centra acquisition. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. Market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and will be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

Stock-based compensation. We account for share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. As required by SFAS 123R, we recognize stock-based compensation expense for awards issued or assumed after June 1, 2006 that are expected to vest. For all awards granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of awards granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. SFAS 123R requires us to estimate the awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimated forfeitures based on historical experience, forfeitures in the future may differ. Under Statement 123R, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of Statement 123R, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We adopted FIN 48 as of June 1, 2007, and no material adjustment to retained earnings was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that SFAS No. 159 will have on our consolidated financial statements, should we decide to adopt its provisions. Should we decide to adopt SFAS No. 159, we will do so in the first quarter of fiscal year 2009.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

Revenues

	Three months ended
	August 31, 2007	Percent of Total Revenue	August 31, 2006	Percent of Total Revenue
(dollars in thousands)
Revenues:
License	$4,730	19%	$6,188	27%
License updates and product support	8,817	35%	7,007	30%
OnDemand	4,427	17%	3,549	15%
Professional services	7,478	29%	6,415	28%

Total revenues	$25,452	100%	$23,159	100%

Total Revenues. Total revenues increased by $2.3 million, or 10%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. As a percentage of total revenues, revenues from customers outside the United States represented 32% for the three months ended August 31, 2007 and 28% for the three months ended August 31, 2006.

License Revenue. License revenue decreased by $1.5 million, or 24%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The decrease in license revenue was primarily attributable to several large transactions entered into during the three months ended August 31, 2006 as well as stronger OnDemand bookings relative to license bookings during the three months ended August 31, 2007.

License Updates and Product Support Revenue. License updates and product support revenue increased by $1.8 million, or 26%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The increase was primarily attributable to a high rate of renewals during the prior 12 months, the addition of license update and product support revenue associated with the sale of new software licenses over the past 12 months and higher revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, license update and product support revenue during the three months ended August 31, 2006 reflects a reduction in the amount of license update and product support revenue that would have been recognized by Centra as a standalone entity as required by purchase accounting.

OnDemand Revenue. OnDemand revenue increased by $0.9 million, or 25%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The increase was due primarily to a high rate of renewals during the prior 12 months, the sale of additional OnDemand services over the past 12 months and higher revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, OnDemand revenue during the three months ended August 31, 2006 reflects a reduction in the amount of OnDemand revenue that would have been recognized by Centra as a standalone entity as required by GAAP purchase accounting.

Professional Services Revenue. Professional services revenue increased by $1.1 million, or 17%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The increase in services revenue during the three months ended August 31, 2007 is primarily attributable to an increase in the number of consulting projects resulting from the increase in upgrade and expansion projects from an overall increasing customer base.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
	August 31, 2007	Percent of Total Revenue	August 31, 2006	Percent of Total Revenue
(dollars in thousands)
Cost of revenues:
Cost of license	$195	1%	$215	1%
Cost of license updates and product support	2,221	9%	1,989	9%
Cost of OnDemand	1,631	6%	1,142	5%
Cost of professional services	5,414	21%	4,974	22%
Amortization of acquired developed technology	294	1%	294	1%

Total cost of revenues	$9,755	38%	$8,614	38%

The following table is the summary of gross margin:

	Three months ended
	August 31, 2007	August 31, 2006
(dollars in thousands)
Gross margin:
License (including amortization of acquired developed technology)	$4,241	$5,679
Percentage of license revenue	90%	92%
License updates and product support	6,596	5,018
Percentage of license updates and product support revenue	75%	72%
OnDemand	2,796	2,407
Percentage of OnDemand revenue	63%	68%
Professional services	2,064	1,441
Percentage of professional services revenue	28%	23%

Total	$15,697	$14,545
Percentage of total revenues	62%	63%

Cost of License Revenue. Cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue decreased $20,000, or 9%, during the three months ended August 31, 2007 when compared to the three months ended August 31, 2006. The decrease was primarily attributable to decreased license sales.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $232,000, or 12%, during the three months ended August 31, 2007 when compared to the three months ended August 31, 2006. The increase was primarily due to an increase in the salaries and related expenses attributable to additional headcount. Gross margin on license updates and product support increased to 75% in the first quarter of fiscal 2007 from 72% in the first quarter of fiscal 2006. The increase in gross margin was primarily the result of higher revenue recognized upon renewal of contracts assumed in the Centra acquisition against substantially the same cost to deliver the related license update and product support services.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $489,000, or 43%, during the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The increase in the cost of OnDemand revenue was primarily due to increases in salaries and related expenses of $168,000 due to additional headcount, third party co-location and connectivity fees of $101,000 and software and equipment maintenance of $101,000. The OnDemand gross margins decrease in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, due primarily to additional investment in OnDemand headcount, infrastructure and bandwidth to support increased demand.

Cost of Professional Services Revenue. Cost of professional services revenue includes salaries and related expenses for our professional services organization, as well as third-party subcontractors and billed expenses. For the three months ended August 31, 2007, cost of services revenue increased $440,000, or 9%, compared to the three months ended August 31, 2006. The increase was primarily attributable to an increase in salaries and related expenses of $530,000 and third party consulting fees required to support the increased professional services revenue and meet our customer’s demands. The professional services gross margins increased from 23% in the first quarter of fiscal 2007 to 28% in the first quarter of fiscal 2008. This increase is primarily attributable to higher services realization rates and the creation of a reserve allowance for professional services revenue in the first quarter of fiscal 2007.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees. Certain reclassifications to the statement of operations have been made to the first quarter of fiscal 2007 amounts in order to conform to the fiscal 2008 presentation, none of which affected gross margin, net loss or net loss per share.

	Three months ended
	August 31, 2007	Percent of Total Revenue	August 31, 2006	Percent of Total Revenue
(dollars in thousands)
Operating expenses:
Research and development	$4,208	16%	$4,232	18%
Sales and marketing	9,267	36%	9,044	39%
General and administrative	3,807	15%	2,992	13%
Amortization of purchased intangible assets	634	3%	634	3%

Total operating expenses	$17,916	70%	$16,902	73%

Research and development. Research and development expenses decreased $ 24,000, or 1%, for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The decrease was primarily due to a decrease in employee payroll and related benefits expenses of $114,000, including $69,000 in stock-based compensation. We expect research and development expenses to increase in the foreseeable future.

Sales and marketing. Sales and marketing expenses increased $223,000, or 3%, for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. This increase was primarily attributable to an increase in marketing programs of $464,000 due to the global marketing effort offset by a decrease in employee salary and benefits expenses of $341,000, which included a decrease in sales commissions of $855,000 and an increase in other salary and benefits expenses of approximately $487,000 from an increase in sales and marketing headcount. The commission expense decrease was due primarily to a decrease in large license transactions that were recorded in the first quarter of fiscal 2007.

General and administrative. General and administrative expenses increased $815,000, or 27%, for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. The increase is due primarily to increases in stock-based compensation of $668,000, professional service fees of $225,000 and employee salary and benefits expenses of approximately $213,000, partially offset by a decrease in bad debt expense of $255,000. Included in the stock-based compensation expense was a one-time non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. We do not expect to record additional amounts related to this amendment in future periods.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. Future amortization expense over each of the next four years is currently expected to be approximately $2.9 million for the remainder of fiscal 2008 and range from $4.0 million in fiscal 2009 to $1.8 million in fiscal 2012. We periodically review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased $15,000, or 23%, for the three months ended August 31, 2007 compared to the three months ended August 31, 2006. This decrease was primarily attributable to a decrease in interest income resulting from the lower average balances of cash held by us.

Interest expense Interest expense was $70,000 for the three months ended August 31, 2007 and $136,000 for the three months ended August 31, 2006. The decrease in interest expense during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to the interest related to the lower average debt outstanding under the bank credit facility.

Provision for income taxes. From inception through August 31, 2007, we have incurred net losses for federal and state tax purposes. Income tax expense was $118,000 during the three months ended August 31, 2007 and $164,000 during the three months ended August 31, 2006. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, we did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, we had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the three months ended August 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000, inclusive of interest and penalties, of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

We anticipate an increase to the unrecognized tax benefits during the year ending May 31, 2008 as compared to year ended May 31, 2007 of approximately $149,000. The anticipated increase will be due primarily to the accrual of additional reserves and interest accrued on existing reserves. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we have reclassified $1.2 million from current taxes payable to other long-term liabilities.

In accordance with FIN 48, paragraph 19, we classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 1, 2007, was approximately $588,000.

During the first quarter of fiscal year ending 2008, the unrecognized tax benefit decreased by $221,000. The decrease is mainly the result of the settlement of tax audits in France for tax years 2000 to 2003 resulting in a reduction of uncertain tax positions of approximately $275,000.

Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which we believe we have established adequate reserves.

As of August 31, 2007 and May 31, 2007, we have established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

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

Factors that could affect our quarterly operating results are described under the caption Item: 1A Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
	August 31, 2007	August 31, 2006
(in thousands)
Cash used in operating activities	$(3,674)	$(6,679)
Cash used in investing activities	$(816)	$(363)
Cash provided by (used in) financing activities	$(1,730)	$3,722

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2007, we had $11.8 million in available cash and cash equivalents.

Cash Used In Operating Activities

Cash used in operating activities during the months ended August 31, 2007 was $3.7 million compared to $6.7 million during the months ended August 31, 2006. Cash used in operating activities during the three months ended August 31, 2007 was primarily attributable to a net loss of $2.4 million, an increase in accounts receivable of $3.0 million and decreases in accounts payable and accrued liabilities of $0.7 million, partially offset by depreciation and amortization of purchased intangible assets of $1.4 million and stock-based compensation of $1.3 million. This compares to cash used in operating activities during the three months ended August 31, 2006 primarily attributable to a net loss of $2.6 million, an increase in accounts receivable of $4.0 million and a decrease in accounts payable of $2.1 million, partially offset by depreciation and amortization of purchased intangible assets of $1.4 million and an increase in deferred revenue of $1.2 million.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended August 31, 2007 was $816,000 compared to cash used in investing activities of approximately $363,000 for the three months ended August 31, 2006 and are wholly attributable to the purchases of property and equipment to support our increased headcount.

Cash Used In Financing Activities

Cash used by financing activities of $1.7 million during the three months ended August 31, 2007 was primarily attributable to repayment on borrowings under our credit facility of $2.3 million, partially offset by proceeds from stock issuance of $0.6 million. Cash provided by financing activities of $3.7 million during the three months ended August 31, 2006 was primarily attributable to borrowings under our line of credit of $4.0 million, partially offset by repayments on our credit facility of $542,000.

Contractual Obligations and Commitments

In June 2007, we paid an additional $1.7 million of principal of the term loan portion of our credit facility. In addition, as of May 31, 2007, we were in compliance with our liquidity covenant, but not in compliance with our EBITDA covenant contained in our loan agreement. In July 2007, Saba and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of our non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ended August 31, 2007. As of August 31, 2007, other than previously noted, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2007. At August 31, 2007, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of August 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (7.75% at August 31, 2007) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not be significant. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of August 31, 2007 we had $1.5 million outstanding under the term loan, $0.9 million outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of August 31, 2007, we were in compliance with the liquidity and EBITDA covenants.

At August 31, 2007, we had cash and cash equivalents totaling $11.8 million. Of this amount, approximately $10.5 million was invested in money market accounts bearing variable interest rates of between 1.00% and 6.50%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended August 31, 2007, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australia dollars, was $31,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of August 31, 2007, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Relating to Initial Public Offering of Saba

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

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007 again moved for class certification.

We intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Initial Public Offering of Centra

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the United States District Court for the Southern District of New York (“the District Court”). The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

The plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007 again moved for class certification.

We, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints, the two individuals appealed the ruling and the motion has been briefed by the parties.

We, on behalf of Centra intend to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. A final office action has issued in the other reexamination proceeding in which all of the patent’s original claims were rejected but a handful of newly-added claims were indicated as being allowable. We believe that we have meritorious defenses with respect to the other patent and we intend to vigorously defend this action.

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

ITEM 1A:	Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 filed with the SEC.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for one quarter, we have not been profitable and we may not again achieve profitability. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2007, we had $15.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“No. 123R”), Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

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

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements.

Standards for compliance with Sarbanes-Oxley Section 404 are burdensome, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. If we are not successful in attracting and retaining experienced personnel in our accounting and finance organization, we will not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer. In addition, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

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

International revenues accounted for 32% and 28% of our revenue for our first quarter ended August 31, 2007, and August 31, 2006, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at August 31, 2007, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

For example, from the beginning of fiscal 2005 through August 31, 2007, the market price for our common stock has fluctuated between $7.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

SABA SOFTWARE, INC.

Dated: October 10, 2007	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ MICHAEL MARTINI
Michael Martini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Executive Officers’ Incentive Plan.*

10.2(8)	Employment agreement, effective July 9, 2007, by and between the Company and Michael J. Martini.*

10.3(9)	Letter agreement, dated July 6, 2007, by and between the Company and Mark D. Frost.*

10.4(10)	Amendment to employment agreement, dated July 12, 2007, by and between the Company and Peter E. Williams III.*

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(7)	Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed September 28, 2007.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
(10)	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
*	Management contracts or compensatory plans or arrangements.