Form 10-Q
period 2007-11-30
SABA SOFTWARE INC
filed 2008-01-09
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

On December 31, 2007, 29,041,418 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2007	May 31, 2007 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,371	$18,088
Restricted cash	500	500
Accounts receivable, net	24,142	20,905
Prepaid expenses and other current assets	2,490	2,767

Total current assets	39,503	42,260
Property and equipment, net	4,524	3,669
Goodwill	38,293	38,293
Purchased intangible assets, net	14,396	16,414
Other assets	1,368	977

Total assets	$98,084	$101,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,053	$4,772
Accrued compensation and related expenses	5,582	5,746
Accrued expenses	4,567	5,949
Deferred revenue	26,337	27,886
Current portion of debt and lease obligations	1,491	2,664

Total current liabilities	44,030	47,017
Deferred revenue	2,363	1,598
Other long term liabilities	1,293	—
Accrued rent	2,673	2,769
Debt and lease obligations, less current portion	470	2,328

Total liabilities	50,829	53,712
Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at November 30, 2007 and May 31, 2007; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,021,810 shares issued and outstanding at November 30, 2007 and 28,908,612 shares issued and outstanding at May 31, 2007	29	29
Additional paid-in capital	254,121	251,408
Treasury stock: 102,997 shares at November 30, 2007 and May 31, 2007, at cost	(232)	(232)
Accumulated deficit	(206,722)	(203,333)
Accumulated other comprehensive income	59	29

Total stockholders’ equity	47,255	47,901

Total liabilities and stockholders’ equity	$98,084	$101,613

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007 filed with the United States Securities and Exchange Commission

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Revenues:
License	$5,704	$6,916	$10,434	$13,104
License updates and product support	8,950	7,699	17,767	14,706
OnDemand	4,503	3,784	8,930	7,333
Professional services	7,575	7,798	15,053	14,213

Total revenues	26,732	26,197	52,184	49,356

Cost of revenues:
Cost of license	225	562	421	777
Cost of license updates and product support	2,154	2,125	4,375	4,114
Cost of OnDemand	1,587	1,090	3,218	2,232
Cost of professional services	5,164	5,074	10,578	10,048
Amortization of acquired developed technology	295	295	589	589

Total cost of revenues	9,425	9,146	19,181	17,760

Gross profit	17,307	17,051	33,003	31,596

Operating expenses:
Research and development	4,015	4,517	8,222	8,749
Sales and marketing	10,436	9,510	19,703	18,554
General and administrative	3,284	3,144	7,090	6,136
Amortization of purchased intangible assets	634	634	1,269	1,269

Total operating expenses	18,369	17,805	36,284	34,708

Loss from operations	(1,062)	(754)	(3,281)	(3,112)
Interest income and other, net	207	(15)	259	51
Interest expense	(47)	(102)	(118)	(237)

Loss before provision for income taxes	(902)	(871)	(3,140)	(3,298)
Provision for income taxes	132	135	250	300

Net loss	$(1,034)	$(1,006)	$(3,390)	$(3,598)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.13)

Shares used in computing basic and diluted net loss per share	29,003	28,517	28,931	28,363

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	November 30, 2007	November 30, 2006
Operating activities:
Net loss	$(3,390)	$(3,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	716
Amortization of purchased intangible assets	2,018	2,018
Stock-based compensation expense	1,924	1,007
Loss on disposal of property and equipment	1	16
Changes in operating assets and liabilities:
Accounts receivable	(2,760)	(4,028)
Prepaid expenses and other current assets	317	764
Other assets	(371)	91
Accounts payable	1,226	(2,880)
Accrued compensation and related expenses	(554)	(19)
Accrued expenses	10	(1,077)
Accrued rent	(95)	(42)
Deferred revenue	(915)	3,465

Net cash used in operating activities	(1,738)	(3,567)

Investing activities:
Purchases of property and equipment	(1,655)	(1,065)

Net cash used in investing activities	(1,655)	(1,065)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	789	577
Borrowings, under credit facility	—	4,794
Repayments on borrowings under credit facility	(2,982)	(5,083)
Repayments on note payable	(49)	(90)

Net cash (used in) provided by financing activities	(2,242)	198

Effect of exchange rate changes on cash	(82)	154

Decrease in cash and cash equivalents	(5,717)	(4,280)

Cash and cash equivalents, beginning of period	18,088	23,029

Cash and cash equivalents, end of period	$12,371	$18,749

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

The accompanying condensed consolidated balance sheet as of November 30, 2007, the condensed consolidated statements of operations for the three and six months ended November 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended November 30, 2007 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of November 30, 2007, and the Company’s results of operations for the three and six months ended November 30 , 2007 and 2006 and cash flows for the six months ended November 30, 2007 and 2006.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2007. The results of operations for the three and six months ended November 30, 2007 are not necessarily indicative of results for the entire fiscal year ending May 31, 2008 or for any future period.

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

2. Summary of Significant Accounting Policies

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recognized upon delivery using the residual method in accordance with SOP 98-9. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenue from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenue from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, Saba allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenue is generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or professional services that are essential to the functionality of the software, the license and professional services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under the SEC’s SAB No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2.

In arrangements that include professional services and OnDemand offerings, but not a license of the Company’s software, Saba recognizes consulting revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, Saba defers the direct costs related to the professional services and recognizes them ratably over the applicable service period. Saba categorizes deferred revenues and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, Saba allocates the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement.

If the requirements of SOP 97-2 are not met when a customer pays Saba, the paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue.

3. Stock-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options and

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchases under employee stock purchase plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of stock-based awards granted by applying the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107. The Company estimates the volatility of its common stock-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.

The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the awards granted during the three and six months ended November 30, 2007 and 2006 under the Company’s stock option plans and stock purchased under the ESPP:

	Three months ended		Six months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Stock Options:
Expected volatility	47%	63%	48%	65%
Risk-free interest rates	3.3%	4.5%	3.7%	4.7%
Expected term (years)	4.1	4.1	4.1	4.1
Expected dividend yield	0%	0%	0%	0%
Employee Sock Purchase Plan:
Expected volatility	43%	50%	43%	50%
Risk-free interest rates	4.9%	5.2%	4.9%	5.2%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended November 30, 2007 and 2006.

	Three months ended		Six months ended
(in thousands)	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Cost of revenues	$96	$54	$211	$114
Research and development	116	92	264	171
Sales and marketing	308	195	558	418
General and administrative	75	157	890	304

Stock-based compensation expense included in net loss	$595	$498	$1,923	$1,007

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in the stock-based compensation expense for the six months ended November 30, 2007 was a non-cash charge of $632,000 during the three months ended August 31, 2007, related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on the then current circumstances. Those current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

During the three months ended August 31, 2007, the Company’s Board of Directors approved an increase to the Company’s 2000 Stock Incentive Plan by approximately 1.4 million shares.

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes the dilutive effects of options as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net loss per share are as follows:

	Three months ended		Six months ended
(in thousands, except per share data)	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Net loss	$(1,034)	$(1,006)	$(3,390)	$(3,598)

Weighted-average shares of common stock outstanding	29,003	28,517	28,931	28,363

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,003	28,517	28,931	28,363

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.12)	$(0.13)

For the three months ended November 30, 2007 and 2006, 3.9 million and 2.0 million weighted-average potential common shares, respectively, and for the six months ended November 30, 2007 and 2006, 3.7 million and 2.0 million weighted-average potential common shares, respectively, consisting of outstanding stock options and shares related to the THINQ Learning Solutions, Inc. (“THINQ”) acquisition, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

5. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Six months ended
(in thousands)	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Net loss	$(1,034)	$(1,006)	$(3,390)	$(3,598)

Foreign currency translation gain (loss)	57	171	30	190

Comprehensive loss	$(977)	$(835)	$(3,360)	$(3,408)

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and backlog and tradenames acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the three and six months ended November 30, 2007. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(661)	$79	2.4 Years
Customer relationships	14,920	(4,853)	10,067	6.3 Years
Tradenames	820	(301)	519	5 Years
Acquired developed technology	5,890	(2,160)	3,730	5 Years

Total	$22,370	$(7,975)	$14,395

	May 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(500)	$240	2.4 Years
Customer relationships	14,920	(3,666)	11,254	6.3 Years
Tradenames	820	(219)	601	5 Years
Acquired developed technology	5,890	(1,571)	4,319	5 Years

Total	$22,370	$(5,956)	$16,414

The total expected future amortization related to purchased intangible assets will be approximately $1,937,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively. There is no future amortization expected after fiscal 2012 with respect to these purchased intangible assets.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2007 and concluded that goodwill was not impaired. In the quarter ended November 30, 2007, there were no indicators of impairment of goodwill and intangible assets.

There were no changes to the carrying amount of goodwill for the three and six months ended November 30, 2007.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt and Other Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility replaced the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of November 30, 2007 and May 31, 2007, the Company had borrowings on the term loan of $1.0 million and $3.8 million, respectively, and outstanding obligations of $828,000 and $1.0 million, respectively, on the equipment facility. As of November 30, 2007, there were no borrowings and $7.4 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2007, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. During the quarter ended August 31, 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007. As of November 30, 2007, the Company was in compliance with the liquidity and EBITDA covenants. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. Any of these events, were they to occur, would likely have a material and adverse effect on the Company’s business, financial condition and results of operations.

8. Restructuring

During fiscal 2006, as part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. The components of accrued restructuring charges and movements within these components through November 30, 2007 for the Centra Restructuring were as follows:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2006	$927	$593	$1,520
Adjustments	(32)	314	282
Deductions—cash payments	(803)	(553)	(1,356)

Accrual as of May 31, 2007	92	354	446
Deductions—cash payments	(92)	(168)	(260)

Accrual as of November 30, 2007	$—	$186	$186

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

10. Income Taxes

From inception through November 30, 2007, the Company has incurred net losses for federal and state tax purposes. Income tax expense for the three and six months ended November 30, 2007 was $132,000 and $250,000, respectively, and $135,000 and $300,000 during the three and six months ended November 30, 2006. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, the Company had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the six months ended November 30, 2007. The unrecognized tax benefits are exclusive

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000, inclusive of interest and penalties, of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

The Company anticipates an increase to the unrecognized tax benefits during the year ending May 31, 2008, as compared to the year ended May 31, 2007, of approximately $184,000. The anticipated increase will be due primarily to the accrual of additional reserves and interest accrued on existing reserves. The Company has historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, the Company has reclassified $1.3 million from current taxes payable to other long-term liabilities.

In accordance with FIN 48, paragraph 19, the Company classifies interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 1, 2007, was approximately $588,000.

During the second quarter of fiscal year ending 2008, the unrecognized tax benefit increased by $117,000. The increase is mainly the result of the Company’s continuing effort to reserve for tax contingencies.

Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which the Company believes it has established adequate reserves.

As of November 30, 2007 and May 31, 2007, the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

11. Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

12. Litigation

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, certain of its officers and directors, and certain underwriters of its initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

In June 2004, an agreement of partial settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. Briefing on the motions to dismiss is scheduled to be completed in January 2008, and briefing on the class certification motion is ongoing.

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

Litigation Relating to Initial Public Offering of Centra

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the District Court. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the aftermarket at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. Briefing on the motions to dismiss is scheduled to be completed in January 2008, and briefing on the class certification motion is ongoing.

Saba, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Exchange Act, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of the plaintiffs’ purchase to the time of their sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints. The two individuals appealed the ruling and the appeal has been briefed by the parties.

The Company, on behalf of Centra intends to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. A final office action has issued in the other reexamination proceeding in which all of the patent’s original claims were rejected but a handful of newly-added claims were indicated as being allowable. The Company believes that it has meritorious defenses with respect to the other patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Other Litigation

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

13. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 1, 2007, and no adjustment to retained earnings was required.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect that SFAS No. 159 will have on its consolidated financial statements, should the Company decide to adopt its provisions. Should the Company decide to adopt SFAS No. 159, it will do so in the first quarter of fiscal year 2009.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company will be required to adopt EITF 07-3 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of EITF 07-3 and has not yet determined the impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2010. The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2010. The Company is currently evaluating the requirements of SFAS No. 160 and has not yet determined the impact on its consolidated financial statements.

14. Related Party Transactions

For the three and six months ended November 30, 2007, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) in the aggregate amounts of $62,000 and $169,000 and to Masimo Corporation (“Masimo”) in the aggregate amounts of $35,000 and $41,000, respectively. At November 30, 2007, Saba’s accounts receivable included $230,000 due from Varian and $11,000 due from Masimo. At May 31, 2007, Saba’s accounts receivable included $287,000 due from Varian and no amounts due from Masimo. The Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q. All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our estimates of future sublease income and the estimated payments of such income,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

•	anticipated increase in unrecognized tax benefits

•	estimated restructuring costs,

•	our beliefs regarding the adequacy of our reserves for foreign tax examinations,

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues,

•	our belief that OnDemand revenue will continue to grow,

•	our expectation regarding future OnDemand gross margin,

•	our belief that license updates and product support revenue will continue to grow due to our expanded customer base,

•

our anticipation that a substantial majority of our customers will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our expectations regarding future levels of research and development expenses,

•	our expectations relating to future amortization expenses,

•	our estimate regarding our levels of unrecognized tax benefits within the next 12 months,

•	our anticipation that we will continue to experience long sales cycles,

•

our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

•	our expectations regarding future levels of sales and marketing expenses,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

(iii) in Part II, Item 1,

•	the resolution and effect of pending litigation,

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

the factors detailed under Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q.

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

On January 31, 2006, we completed the acquisition of Centra Software, Inc. (“Centra”), a provider of online learning and training software and services. We believe our acquisition of Centra strengthened our competitive position in the human capital management market and provided us with a broader and deeper product offering. In addition, as a result of the acquisition our customer base substantially increased. The Centra acquisition included total purchase consideration of $62.3 million

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in India, France, Japan, Germany, the United Kingdom, Canada and Australia through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Sources of Revenue

We generate revenues from the sale of software licenses, OnDemand services, annual license updates and product support, and professional services.

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. For the foreseeable future, we expect the Saba Enterprise Suite and Saba Centra product suite to generate substantially all of our software license revenue. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, including our OnDemand and license update and product support personnel, and the fees of third-party subcontractors, who provide professional services to our clients. Additionally, costs of revenue also includes external hosting fees and depreciation and amortization charges on the necessary OnDemand infrastructure, third-party license royalty costs, and overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in the acquisition of Centra in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While a number of accounting policies, methods and estimates affect our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee of our Board of Directors.

Revenue recognition. We recognize license revenue addressed below in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, as amended, we recognize revenue when all of the following conditions are met:

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

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we do not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

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

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2007, the balance of the professional services revenue related to such OnDemand offerings deferred and the related deferred costs was $652,000 and $455,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $24.1 million as of November 30, 2007. The allowance for doubtful accounts, which totaled $513,000 as of November 30, 2007, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at November 30, 2007 and May 31, 2007 was $38.3 million, including $23.5 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. As of November 30, 2007, our purchased intangible assets balance was $14.4 million. The total expected future amortization related to purchased intangible assets will be approximately $1,937,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively. There is no future amortization expected after fiscal 2012 related to these purchased intangible assets.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators or impairment arise or circumstances otherwise dictate. Any reduction of enterprise fair value below the recorded amount of stockholders’ equity could require us to write down the value of and record an expense for an impairment loss.

Restructuring costs. The total accrued restructuring balance as of November 30, 2007 was $186,000, which was comprised of facilities related charges recorded as part of the purchase accounting in the Centra acquisition. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. Market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and will be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

Stock-based compensation. We account for share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. As required by SFAS 123R, we recognize stock-based compensation expense for awards issued or assumed on or after June 1, 2006 that are expected to vest. For all awards granted or assumed beginning on or after June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of awards granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. SFAS 123R requires us to estimate the awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, forfeitures in the future may differ. Under SFAS 123R, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of SFAS 123R, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using the Black-Scholes-Merton pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the effect that SFAS No. 159 will have on our consolidated financial statements, should we decide to adopt its provisions. Should we decide to adopt SFAS No. 159, we will do so in the first quarter of fiscal year 2009.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We will be required to adopt EITF 07-3 in the first quarter of fiscal year 2009. We are currently evaluating the requirements of EITF 07-3 and have not yet determined the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2010. We are currently evaluating the requirements of SFAS No. 141(R) and have not yet determined the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2010. We are currently evaluating the requirements of SFAS No. 160 and have not yet determined the impact on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

Revenues

	Three months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Revenues:
License	$5,704	21%	$6,916	26%
License updates and product support	8,950	34%	7,699	30%
OnDemand	4,503	17%	3,784	14%
Professional services	7,575	28%	7,798	30%

Total revenues	$26,732	100%	$26,197	100%

	Six months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Revenues:
License	$10,434	20%	$13,104	26%
License updates and product support	17,767	34%	14,706	30%
OnDemand	8,930	17%	7,333	15%
Professional services	15,053	29%	14,213	29%

Total revenues	$52,184	100%	$49,356	100%

Total Revenues. Total revenues increased by $0.5 million, or 2%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Total revenues increased by $2.8 million, or 6%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. As a percentage of total revenues, revenues from customers outside the United States represented 27% and 29% for the three and six months ended November 30, 2007 and 27% for both the three and six months ended November 30, 2006.

License Revenue. License revenue decreased by $1.2 million, or 18%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. License revenue decreased by $2.7 million, or 20%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Given the nature of license transactions, license revenues may fluctuate between quarters. In fiscal 2007, license revenues were higher during the first half of the year, the result of several large transactions which closed in the first and second quarters.

License Updates and Product Support Revenue. License updates and product support revenue increased by $1.3 million, or 16%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. License updates and product support revenue increased by $3.1 million, or 21%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The increase was primarily attributable to a high rate of renewals during the prior 12 months, the addition of license update and product support revenue associated with the sale of new software licenses over the past 12 months and revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, license update and product support revenue during the three and six months ended November 30, 2006 reflects a reduction in the amount of license update and product support revenue that would have been recognized by Centra as a standalone entity as required by GAAP purchase accounting.

OnDemand Revenue. OnDemand revenue increased by $0.7 million, or 19%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. OnDemand revenue increased by

$1.6 million, or 22%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The increase was due primarily to a high rate of renewals during the prior 12 months and revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, OnDemand revenue during the three and six months ended November 30, 2006 reflects a reduction in the amount of OnDemand revenue that would have been recognized by Centra as a standalone entity as required by GAAP purchase accounting.

Professional Services Revenue. Professional services revenue decreased by $0.2 million, or 3%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Professional services revenue increased by $0.8 million, or 6%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The increase in professional services revenue during the six months ended November 30, 2007 is primarily attributable to an increase in the number of consulting projects resulting from the increase in upgrade and expansion projects from an overall increasing customer base.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Cost of revenues:
Cost of license	$226	1%	$562	2%
Cost of license updates and product support	2,154	8%	2,125	8%
Cost of OnDemand	1,587	6%	1,090	4%
Cost of professional services	5,164	19%	5,074	20%
Amortization of acquired developed technology	294	1%	295	1%

Total cost of revenues	$9,425	35%	$9,146	35%

	Six months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Cost of revenues:
Cost of license	$421	1%	$777	2%
Cost of license updates and product support	4,375	8%	4,114	8%
Cost of OnDemand	3,218	6%	2,232	5%
Cost of professional services	10,578	20%	10,048	20%
Amortization of acquired developed technology	589	1%	589	1%

Total cost of revenues	$19,181	36%	$17,760	36%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	November 30, 2007	November 30, 2006
Gross margin:
License (including amortization of acquired developed technology)	$5,184	$6,059
Percentage of license revenue	91%	88%
License updates and product support	6,796	5,574
Percentage of license updates and product support revenue	76%	72%
OnDemand	2,916	2,694
Percentage of OnDemand revenue	65%	71%
Professional services	2,411	2,724
Percentage of professional services revenue	32%	35%

Total	$17,307	$17,051
Percentage of total revenues	65%	65%

	Six months ended
(dollars in thousands)	November 30, 2007	November 30, 2006
Gross margin:
License (including amortization of acquired developed technology)	$9,424	$11,738
Percentage of license revenue	90%	90%
License updates and product support	13,392	10,592
Percentage of license updates and product support revenue	75%	72%
OnDemand	5,712	5,101
Percentage of OnDemand revenue	64%	70%
Professional services	4,475	4,165
Percentage of professional services revenue	30%	29%

Total	$33,003	$31,596
Percentage of total revenues	63%	64%

Cost of License Revenue. Cost of license revenue includes the cost of manuals and product documentation, production media, shipping costs and royalties to third parties. Cost of license revenue decreased $336,000, or 60%, during the three months ended November 30, 2007 when compared to the three months ended November 30, 2006. Cost of license revenue decreased $356,000, or 46%, during the six months ended November 30, 2007 when compared to the six months ended November 30, 2006. The decrease was primarily attributable to a decrease in royalties and product costs paid to third-parties based on the third-party technology sold and the write-off, during the three months ended November 30, 2006, of a prepaid royalty of $170,000 relating to technology that we determined we will not use in the future offerings. Gross margin on license revenue increased to 91% during the three months ended November 30, 2007 from 88% during the three months ended November 30, 2006. The increase in gross margin was related to the write-off of the prepaid royalty in the prior year.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased $29,000, or 1%, during the three months ended November 30, 2007 when compared to the three months ended November 30, 2006. Cost of license updates and product support revenue increased $261,000, or 6%, during the six months ended November 30, 2007 when compared to the six months ended November 30, 2006. The increase during the three months ended November 30, 2007 was primarily due to an increase in the salaries and related expenses attributable to additional headcount needed to support the infrastructure of the growing installed customer base. The increase during the six months ended November 30, 2007 was primarily due to an increase in salaries and related expenses of $326,000 attributable to additional headcount, partially offset by a decrease in support related travel of $95,000. Gross margin on license updates and product support increased to 76% and 75% in the three and six months ended November 30, 2007 respectively, from 72% in both the three and six months ended November 30, 2006. The increase in gross margin in the current year periods was primarily the result of higher revenue recognized upon renewal of contracts assumed in the Centra acquisition against substantially the same cost to deliver the related license update and product support services.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $497,000, or 45%, during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Cost of OnDemand revenue increased by $986,000, or 44%, during the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The increase in the cost of OnDemand revenue during the three months ended November 30, 2007 was primarily due to increases in salaries and related benefits of $293,000 due to higher headcount, external consulting services of $77,000 and third-party co-location fees of $73,000. The increase in salaries and related benefits also includes $107,000 in employee severance costs. The increase in the cost of OnDemand revenue during the six months ended November 30, 2007 was primarily due to an increase in salaries and related benefits of $509,000 due to higher headcount and includes the $107,000 in employee severance. Also contributing to the increase was an increase in third party co-location fees of $175,000 and a $121,000 increase in external consulting services. The OnDemand gross margins decrease in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, due primarily to additional investment in OnDemand headcount, infrastructure and bandwidth to support increased demand. We intend to continue to invest additional resources in our OnDemand infrastructure and, as OnDemand costs are relatively fixed once the investment is made, we expect our gross margin to increase as the OnDemand revenue increases.

Cost of Professional Services Revenue. Cost of professional services revenue includes salaries and related expenses for our professional services organization, as well as third-party subcontractors and billed expenses. For the three months ended November 30, 2007, cost of professional services revenue increased $90,000, or 2%, compared to the three months ended November 30, 2006. The increase included an increase in salaries and related benefits of $245,000 and an increase in travel and expenses that are billed back to the customers of $61,000, offset by a net deferral of $288,000 resulting from the deferral of the direct costs related to professional services combined with OnDemand subscriptions and the quarterly amortization of those deferred costs. For the six months ended November 30, 2007, cost of services revenue increased $530,000, or 5%, compared to the six months ended November 30, 2006. The increase during the six months ended November 30, 2007 was primarily attributable to an increase in salaries and related expenses of $550,000 and travel and expenses that are billed back to the customers of $87,000, offset by a net deferral of $455,000 resulting from the deferral of the direct costs related to professional services combined with OnDemand subscriptions and the quarterly amortization of those deferred costs. The professional services gross margins decreased from 35% in the second quarter of fiscal 2007 to 32% in the second quarter of fiscal 2008. This decrease is primarily attributable to lower average services billing rates offset by an increase in services realization rates in the second quarter of fiscal 2008.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees. Certain reclassifications to the statement of operations have been made to the fiscal 2007 amounts in order to conform to the fiscal 2008 presentation, none of which had a significant impact on gross margin, net loss or net loss per share.

	Three months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Operating expenses:
Research and development	$4,015	15%	$4,517	17%
Sales and marketing	10,436	39%	9,510	37%
General and administrative	3,284	12%	3,144	12%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$18,369	68%	$17,805	68%

	Six months ended
(dollars in thousands)	November 30, 2007	Percent of Total Revenue	November 30, 2006	Percent of Total Revenue
Operating expenses:
Research and development	$8,222	16%	$8,749	18%
Sales and marketing	19,703	38%	18,553	37%
General and administrative	7,090	14%	6,136	12%
Amortization of purchased intangible assets	1,269	2%	1,269	3%

Total operating expenses	$36,284	70%	$34,707	70%

Research and development. Research and development expenses decreased $502,000, or 11%, for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. The decrease was primarily due to a decrease in employee payroll and related benefits expenses of $352,000 and a decrease in consulting costs of $176,000. The decrease in employee payroll and related benefits included the deferral of $140,000 of direct costs related to a consulting arrangement accounted for as a completed contract under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These direct costs will be expensed upon the completion of the consulting engagement and included in cost of professional services revenue at that time. Research and development expenses decreased $527,000, or 6%, for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The decrease was primarily due to a decrease in employee payroll and related benefits expenses of $466,000, which includes an increase of $93,000 in stock based compensation. The decrease in employee payroll and related benefits included the deferral of $140,000 of direct costs related to a consulting arrangement accounted for as a completed contract under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These direct costs will be expensed upon the completion of the consulting engagement and included in cost of professional services revenue at that time. We expect research and development expenses to remain at approximately their current level for the foreseeable future.

Sales and marketing. Sales and marketing expenses increased $926,000, or 10%, for the three months ended November 30, 2007 compared to the three months ended November, 2006. This increase was primarily attributable to an increase in marketing programs of $331,000 due to the global marketing effort and an increase in salaries and related benefits of $208,000. Salaries and related benefits included severance payments of $763,000, a result of the realignment of our sales staff to better match our customers, offset by a decrease in commissions expense of $503,000. The decrease in commission expense was primarily due to a decrease in license transactions recorded in fiscal 2008. Sales and marketing expenses increased $1.2 million, or 6%, for the six months ended November 30, 2007 compared to the six months ended November, 2006. This increase was primarily attributable to an increase in marketing programs of $790,000 due to the global marketing effort offset by a decrease in employee salary and benefits expenses of $134,000, which included an increase in severance costs of $763,000, salaries of $525,000 and stock compensation expenses of $139,000 which were partially offset by a decrease in sales commissions of $1.4 million. The decrease in commission expense was primarily due to a decrease in large license transactions recorded in the first six months of fiscal 2008. We expect sales and marketing expenses to trend lower as we realize the benefits of our realignment of the sales staff.

General and administrative. General and administrative expenses increased $140,000, or 4%, for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. The increase is due primarily to increase in employee salary and benefits expenses of approximately $161,000, including an increase in salaries of $408,000 from higher headcount, partially offset by a decrease in stock based compensation of $81,000. General and administrative expenses increased $954,000, or 16%, for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. The increase is due primarily to increases in salaries and related benefits of approximately $1 million, including increases in salaries of $739,000 due to higher headcount and stock based compensation of $586,000. Included in the stock based compensation expense was a non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. Other increases to general and administrative expenses include financial consulting and professional service fees of $307,000, partially offset by a decrease in bad debt expense of $125,000.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 and for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Future amortization expense over each of the next four years is currently expected to be approximately $1.9 million for the remainder of fiscal 2008 and range from $4.0 million in fiscal 2009 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased $222,000 for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. This increase was primarily attributable to gains on certain foreign denominated transactions of $264,000. For the six months ended November 30, 2007 compared to the six months ended November 30, 2006, interest income and other, net increased $207,000. This increase was primarily attributable to gains on certain foreign denominated transactions of $264,000.

Interest expense Interest expense was $47,000 for the three months ended November 30, 2007 and $102,000 for the three months ended November 30, 2006. The decrease in interest expense during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to the lower average debt outstanding under our bank credit facility. Interest expense was $117,000 for the six months ended November 30, 2007 and $237,000 for the six months ended November 30, 2006. The decrease in interest expense during the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes From inception through November 30, 2007, we have incurred net losses for federal and state tax purposes. Income tax expense for the three and six months ended November 30, 2007 was $132,000 and $250,000, respectively, as compared to $135,000 and $300,000, respectively, during the three and six months ended November 30, 2006. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, we did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, we had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the six months ended November 30, 2007. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000 of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

We anticipate an increase to the unrecognized tax benefits during the year ending May 31, 2008, as compared to the year ended May 31, 2007, of approximately $184,000. The anticipated increase will be due primarily to the accrual of additional reserves and interest accrued on existing reserves. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we have reclassified $1.3 million from current taxes payable to other long-term liabilities.

In accordance with FIN 48, paragraph 19, we classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 1, 2007, was approximately $588,000.

During the second quarter of fiscal 2008, the unrecognized tax benefit increased by $117,000. The increase is mainly the result of the Company’s effort to reserve for tax contingencies.

Due to our taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which we believe we have established adequate reserves.

As of November 30, 2007 and May 31, 2007, we had established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations have in the past and will likely in the future vary significantly from quarter to quarter. If revenues fall below our expectations, we will likely not be able to reduce our spending rapidly in response to the shortfall and operating losses will increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters.

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended
(in thousands)	November 30, 2007	November 30, 2006
Net cash used in operating activities	$(1,738)	$(3,567)
Net cash used in investing activities	$(1,655)	$(1,065)
Net cash (used in) provided by financing activities	$(2,242)	$198

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2007, we had $12.4 million in available cash and cash equivalents.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended November 30, 2007 was $1.7 million compared to $3.5 million during the six months ended November 30, 2006. Net cash used in operating activities during the six months ended November 30, 2007 was primarily attributable to a net loss of $3.4 million, an increase in accounts receivable of $2.8 million and decreases in deferred revenue of $915,000, due primarily to the timing of our OnDemand renewals, and accrued compensation and related expenses of $554,000, primarily from the decrease in commissions and bonuses, partially offset by depreciation and amortization of $2.9 million and stock-based compensation expense of $1.9 million and an increase in accounts payable of $1.2 million, due to the timing of payments on our accounts payable. This compares to net cash used in operating activities during the six months ended November 30, 2006 primarily attributable to a net loss of $3.6 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable of $2.9 million and a decrease in accrued expenses of $1.1 million, partially offset by depreciation and amortization of $2.7 million and stock-based compensation expense of $1.0 million and an increase in deferred revenue of $3.5 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 78 days at November 30, 2007, compared to 75 days at May 31, 2007. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts. Our DSO increased during the six months ended November 30, 2007 due in part to each of these factors and primarily impacted by the timing of our billing of our professional services revenues.

Net Cash Used In Investing Activities

Net cash used in investing activities during the six months ended November 30, 2007 was $1.7 million compared to net cash used in investing activities of approximately $1.1 million for the six months ended November 30, 2006 and are wholly attributable to the purchases of property and equipment to improve our OnDemand infrastructure and to support our increased headcount.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities of $2.2 million during the six months ended November 30, 2007 was primarily attributable to repayment on borrowings under our credit facility of $3.0 million, partially offset by proceeds from stock issuance of $0.8 million. Net cash provided by financing activities of $198,000 during the six months ended November 30, 2006 was primarily attributable to proceeds from the issuance of common stock of $577,000, partially offset by net repayments on our credit facility of $289,000.

Contractual Obligations and Commitments

In June 2007, we paid an additional $1.7 million of principal of the term loan portion of our credit facility. In addition, as of May 31, 2007, we were in compliance with our liquidity covenant, but not in compliance with our EBITDA covenant contained in our loan agreement. In July 2007, Saba and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of our non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ended August 31, 2007. As of November 30, 2007, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2007. At November 30, 2007, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of November 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (7.25% at November 30, 2007) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not be significant. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of November 30, 2007 we had $1.0 million outstanding under the term loan, $828,000 outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of November 30, 2007, we were in compliance with the liquidity and EBITDA covenants of our credit facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not have a significant effect on our total interest expense in a quarterly period.

At November 30, 2007, we had cash and cash equivalents totaling $12.3 million. Of this amount, approximately $10.0 million was invested in money market accounts bearing variable interest rates of between 1.00% and 6.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

Foreign Currency Risk

We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings. We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets.

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended November 30, 2007, our total realized and unrealized gains due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, was $155,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. As we grow geographically and with new product offerings, we continue to create new processes and controls as well as improve our existing environment to increase efficiencies. Improvements may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against us, certain of our officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act, Section 10(b) of the Exchange Act, and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted our motion to dismiss the claims against us under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

In June 2004, an agreement of partial settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. Briefing on the motions to dismiss is scheduled to be completed in January 2008, and briefing on the class certification motion is ongoing.

We intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Initial Public Offering of Centra

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the District Court. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, which is being coordinated with an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the after-market at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. The underwriter defendants and the Centra defendants joined in motions to dismiss the above-referenced action on July 3 and July 15, 2002, respectively. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss as to Centra and other defendants. In June 2004, an agreement of settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. Briefing on the motions to dismiss is scheduled to be completed in January 2008, and briefing on the class certification motion is ongoing.

We, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Two individuals in Colorado have excluded themselves from the class action settlement and have each filed individual actions in state court in Colorado. These same individuals have filed similar actions against other issuers and their officers. The actions assert violations of Sections 10(b) and 20(a) of the Exchange Act, as well as common law fraud and intentional infliction of emotional distress. The complaints each seek compensation for a drop in stock price from the time of the plaintiffs’ purchase to the time of their sale and for alleged emotional distress. Centra prevailed on a motion to dismiss the complaints. The two individuals appealed the ruling and the appeal has been briefed by the parties.

We, on behalf of Centra intend to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. A final office action has issued in the other reexamination proceeding in which all of the patent’s original claims were rejected but a handful of newly-added claims were indicated as being allowable. We believe that we have meritorious defenses with respect to the other patent and we intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. We believe that we have meritorious defenses with respect to the asserted patent and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Other Litigation

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability in the future.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for one quarter, we have not been profitable and we may not again achieve profitability. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2007, we had $14.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“No. 123R”), Share Based Payments, which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. These non-cash expenses have made it, and these and any similar expenses in the future, will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

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

Because we generally recognize revenue from the sale of our OnDemand solutions ratably over the term of the subscription period, a significant downturn in our OnDemand business may not be immediately reflected in our operating results.

We generally recognize OnDemand revenue over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly OnDemand revenue results from agreements entered into during previous quarters. A decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue could decline significantly in that quarter and in subsequent quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects. It is also difficult for us to rapidly increase our OnDemand revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

To date, Saba Enterprise Learning products and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from the Saba Enterprise suite and the Saba Centra product suite, as well as related services, will constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba Enterprise suite, the Saba Centra product suite and related services or failure to achieve broad market acceptance would seriously harm our business.

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

The market for software solutions that automate human capital management is at an early stage of development and rapidly evolving. Substantially all of our revenues are attributable to product suites and services in this market. If this market fails to develop further or develops more slowly than we expect, our business would be harmed. If the market grows, the prices of our products and services may decline rapidly as alternative products and services are introduced into the market. In addition, our products may become obsolete if we fail to anticipate or adapt to evolving technology standards, or if we fail to identify the challenges and risks in this new market or successfully address these risks.

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

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. If we are not successful in attracting and retaining experienced personnel in our accounting and finance organization, we will not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer. In addition, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to attest that our management report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we would be subject to delisting and adverse consequences under state and federal securities laws. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

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

Revenues from customers located outside the United States accounted for 29% and 27% of our revenue for our first half of fiscal 2008 and 2007, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at November 30, 2007, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The reexamination request was accepted by the Patent Office and the court has approved the parties’ motion to stay the court proceedings during the reexamination proceedings. The Patent Office issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

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

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of the OnDemand business. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

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

For example, from the beginning of fiscal 2005 through November 30, 2007, the market price for our common stock has fluctuated between $7.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

The Company held its annual meeting of stockholders at the Company headquarters on November 15, 2007. Of the 29,001,029 shares outstanding as of the record date, 27,098,117 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. To elect the following Class I directors to serve for terms ending upon the 2010 Annual Meeting of Stockholders or until their successors are duly elected or appointed:

	For	Withheld
Joe E. Kiani	24,565,549	2,532,568
Clifton T. Weatherford	25,279,266	1,818,851

By virtue of the results of the vote above, Joe E. Kiani and Clifton T. Weatherford were elected to continue as directors of Saba . The terms of the following directors continued after the meeting: Bobby Yazdani, Dow R. Wilson, Douglas M. Ferguson and Lawrence D. Lenihan, Jr.

b. To ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ended May 31, 2007:

For	Against	Abstain
26,244,713	852,551	853

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 9, 2008	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ MICHAEL MARTINI
Michael Martini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding, THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation, Spruce Acquisition, LLC, a Delaware limited liability company and Centra Software, Inc., a Delaware corporation.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

3.5(7)	Amendment to Amended and Restated Bylaws of the Company, effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Executive Officers’ Incentive Plan.*

10.2(8)	Employment agreement, effective July 9, 2007, by and between the Company and Michael J. Martini.*

10.3(9)	Letter agreement, dated July 6, 2007, by and between the Company and Mark D. Frost.*

10.4(10)	Amendment to employment agreement, dated July 12, 2007, by and between the Company and Peter E. Williams III.*

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(7)	Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed September 26, 2007.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
(10)	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.
*	Management contracts or compensatory plans or arrangements.