Form 10-Q
period 2008-02-29
SABA SOFTWARE INC
filed 2008-04-09
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On March 31, 2008, 29,123,162 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 29, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 29 2008	May 31, 2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,975	$18,088
Restricted cash	500	500
Accounts receivable, net	23,289	20,905
Prepaid expenses and other current assets	2,774	2,767

Total current assets	41,538	42,260
Property and equipment, net	5,126	3,669
Goodwill	38,293	38,293
Purchased intangible assets, net	13,405	16,414
Other assets	1,418	977

Total assets	$99,780	$101,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,294	$4,772
Accrued compensation and related expenses	5,803	5,746
Accrued expenses	4,856	5,949
Deferred revenue	29,918	27,886
Current portion of debt and lease obligations	933	2,664

Total current liabilities	44,804	47,017
Deferred revenue	2,249	1,598
Other long term liabilities	1,347	—
Accrued rent	2,623	2,769
Debt and lease obligations, less current portion	362	2,328

Total liabilities	51,385	53,712
Commitments and contingencies

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at February 29, 2008 and May 31, 2007; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,123,162 shares issued and outstanding at February 29, 2008 and 28,908,612 shares issued and outstanding at May 31, 2007	29	29
Additional paid-in capital	255,105	251,408
Treasury stock: 102,997 shares at February 29, 2008 and May 31, 2007, at cost	(232)	(232)
Accumulated deficit	(206,565)	(203,333)
Accumulated other comprehensive income	58	29

Total stockholders’ equity	48,395	47,901

Total liabilities and stockholders’ equity	$99,780	$101,613

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues:
License	$6,000	$4,482	$16,434	$17,586
License updates and product support	8,483	8,262	26,250	22,968
OnDemand	4,583	4,258	13,512	11,591
Professional services	8,348	7,884	23,402	22,096

Total revenues	27,414	24,886	79,598	74,241

Cost of revenues:
Cost of license	210	207	631	983
Cost of license updates and product support	2,230	2,146	6,606	6,260
Cost of OnDemand	1,784	1,390	5,001	3,623
Cost of professional services	5,718	5,415	16,296	15,462
Amortization of acquired developed technology	295	295	883	884

Total cost of revenues	10,237	9,453	29,417	27,212

Gross profit	17,177	15,433	50,181	47,029

Operating expenses:
Research and development	4,060	3,930	12,282	12,679
Sales and marketing	8,489	9,322	28,193	27,875
General and administrative	3,608	2,660	10,698	8,797
Amortization of purchased intangible assets	634	634	1,903	1,903

Total operating expenses	16,791	16,546	53,076	51,254
Income (loss) from operations	386	(1,113)	(2,895)	(4,225)
Interest income and other, net	112	104	370	155
Interest expense	(29)	(117)	(146)	(354)

Income (loss) before provision for income taxes	469	(1,126)	(2,671)	(4,424)
Provision for income taxes	(311)	(112)	(561)	(412)

Net income (loss)	$158	$(1,238)	$(3,232)	$(4,836)

Basic net income (loss) per share	$0.01	$(0.04)	$(0.11)	$(0.17)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.11)	$(0.17)

Shares used in computing basic net income (loss) per share	29,102	28,662	29,002	28,461

Shares used in computing diluted net income (loss) per share	29,373	28,662	29,002	28,461

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007
Operating activities:
Net loss	$(3,232)	$(4,836)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,358	1,087
Amortization of purchased intangible assets	3,008	3,027
Stock-based compensation expense	2,481	1,557
Loss on disposal of property and equipment	1	23
Changes in operating assets and liabilities:
Accounts receivable	(2,110)	(317)
Prepaid expenses and other current assets	36	(98)
Other assets	(424)	168
Accounts payable	(1,518)	(2,578)
Accrued compensation and related expenses	(117)	(971)
Accrued expenses	118	(1,296)
Accrued rent	(145)	(50)
Deferred revenue	2,673	4,939

Net cash provided by operating activities	2,129	655

Investing activities:
Purchases of property and equipment	(2,788)	(1,756)

Net cash used in investing activities	(2,788)	(1,756)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	1,215	1,308
Borrowings, under credit facility	—	5,193
Repayments on borrowings under credit facility	(3,623)	(5,691)
Repayments on note payable	(74)	(134)

Net cash (used in) provided by financing activities	(2,482)	676

Effect of exchange rate changes on cash	28	174

Decrease in cash and cash equivalents	(3,113)	(251)

Cash and cash equivalents, beginning of period	18,088	23,029

Cash and cash equivalents, end of period	$14,975	$22,778

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

The accompanying condensed consolidated balance sheet as of February 29, 2008, the condensed consolidated statements of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and the condensed consolidated statements of cash flows for the nine months ended February 29, 2008 and February 28, 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 29, 2008, and the Company’s results of operations for the three and nine months ended February 29, 2008 and February 28, 2007 and cash flows for the nine months ended February 29, 2008 and February 28, 2007.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2007. The results of operations for the three and nine months ended February 29, 2008 are not necessarily indicative of results for the entire fiscal year ending May 31, 2008 or for any future period.

The condensed consolidated balance sheet at May 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain previously reported amounts have been reclassified to conform to the current presentation. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss or net cash used in operating activities. Specifically, the Company has made certain reclassifications between cost of revenues and operating expense accounts.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

License revenue from licenses with a term of three years or more is generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenue from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, Saba allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of stock-based awards granted based, in part, on the Company’s historical option term experience and, prior to December 31, 2007, by applying the simplified method in accordance with the SEC’s SAB No. 107. The Company estimates the volatility of its common stock-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.

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

The following assumptions have been used to value the awards granted during the three and nine months ended February 29, 2008 and February 28, 2007 under the Company’s stock option plans and stock purchased under the ESPP:

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Stock Options:
Expected volatility	46%	58.3%	47.5%	62.4%
Risk-free interest rates	1.7%	4.5%	3%	4.6%
Expected term (years)	2.6	4.1	3.6	4.1
Expected dividend yield	0%	0%	0%	0%
Employee Sock Purchase Plan:
Expected volatility	45%	44%	45%	47%
Risk-free interest rates	3.3%	5.0%	4.1%	5.1%
Expected term (years)	0.5 –2.0	0.5 –2.0	0.5 –2.0	0.5 –2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended February 29, 2008 and February 28, 2007.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Cost of revenues	$94	$74	$306	$188
Research and development	105	107	370	278
Sales and marketing	204	213	761	631
General and administrative	154	156	1,044	460

Stock-based compensation expense included in net income /(loss)	$557	$550	$2,481	$1,557

Included in the stock-based compensation expense allocated to general and administrative expense for the nine months ended February 29, 2008 was a non-cash charge of $632,000 during the three months ended August 31, 2007, related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on the then current circumstances. Those current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

During the three months ended August 31, 2007, the Company’s Board of Directors approved an increase to the Company’s 2000 Stock Incentive Plan by approximately 1.4 million shares.

4. Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes the dilutive effects of options as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Potentially dilutive issuances have been excluded from the computation of diluted net income (loss) per share as their inclusion would be anti-dilutive. The calculations of basic and diluted net income (loss) per share are as follows:

	Three months ended		Nine months ended
(in thousands, except per share data)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Net income (loss)	$158	$(1,238)	$(3,232)	$(4,836)

Weighted-average shares of common stock outstanding used in computing diluted net income (loss) per share	29,102	28,662	29,002	28,461
Effect of dilutive employee stock options	271	—	—	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,373	28,662	29,002	28,461

Basic net income (loss) per share	$0.01	$(0.04)	$(0.11)	$(0.17)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.11)	$(0.17)

For the three months ended February 29, 2008 and February 28, 2007, 4.1 million and 1.4 million weighted-average potential common shares, respectively, and for the nine months ended February 29, 2008 and February 28, 2007, 3.7 million and 2.0 million weighted-average potential common shares, respectively, consisting of outstanding stock options and shares related to the THINQ Learning Solutions, Inc. (“THINQ”) acquisition, are excluded from the determination of diluted net income (loss) per share, as the effect of such shares is anti-dilutive.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Comprehensive Income (Loss)

Saba reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Nine months ended
(in thousands)	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Net income (loss)	$158	$(1,238)	$(3,232)	$(4,836)

Foreign currency translation (loss) gain	(2)	56	28	252

Comprehensive income (loss)	$156	$(1,182)	$(3,204)	$(4,584)

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and backlog and tradenames acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of three to seven years.

There were no additions to intangible assets during the three and nine months ended February 29, 2008. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	February 29, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(722)	$17	2.4 Years
Customer relationships	14,920	(5,447)	9,473	6.3 Years
Tradenames	820	(342)	478	5 Years
Acquired developed technology	5,890	(2,454)	3,436	5 Years

Total	$22,370	$(8,965)	$13,405

	May 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life

Customer backlog	$740	$(500)	$240	2.4 Years
Customer relationships	14,920	(3,666)	11,254	6.3 Years
Tradenames	820	(219)	601	5 Years
Acquired developed technology	5,890	(1,571)	4,319	5 Years

Total	$22,370	$(5,956)	$16,414

The total expected future amortization related to purchased intangible assets will be approximately $947,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively. There is no future amortization expected after fiscal 2012 with respect to these purchased intangible assets.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2007 and concluded that goodwill was not impaired. Through the nine month period ended February 29, 2008, there were no indicators of impairment of goodwill and intangible assets. The Company will complete its annual impairment assessment for fiscal year 2008 in the fourth quarter.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no changes to the carrying amount of goodwill for the three and nine months ended February 29, 2008.

7. Debt and Other Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility replaced the Company’s existing credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of February 29, 2008 and May 31, 2007, the Company had borrowings on the term loan of $467,000 and $3.8 million, respectively, and outstanding obligations of $729,000 and $1.0 million, respectively, on the equipment facility. As of February 29, 2008, there were no borrowings and $7.4 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2007, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. During the quarter ended August 31, 2007, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2007. As of February 29, 2008, the Company was in compliance with the liquidity and EBITDA covenants. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. Any of these events, were they to occur, would likely have a material and adverse effect on the Company’s business, financial condition and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Restructuring

During fiscal 2006, as part of the acquisition of Centra Software, Inc. (“Centra”), management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. The components of accrued restructuring charges and movements within these components through February 29, 2008 for the Centra Restructuring were as follows:

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2006	$927	$593	$1,520
Adjustments	(32)	314	282
Deductions—cash payments	(803)	(553)	(1,356)

Accrual as of May 31, 2007	92	354	446
Deductions—cash payments	(92)	(240)	(332)

Accrual as of February 29, 2008	$—	$114	$114

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

10. Income Taxes

From inception through February 29, 2008, the Company has incurred net losses for federal and state tax purposes. Income tax expense for the three and nine months ended February 29, 2008 was $311,000 and $561,000, respectively, and $112,000 and $412,000 during the three and nine months ended February 28, 2007. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, the Company had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the nine months ended February 29, 2008. The unrecognized tax benefits are exclusive of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000, inclusive of interest and penalties, of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

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

During the third quarter of fiscal year 2008, the unrecognized tax benefit increased by $54,000. The increase is mainly the result of the Company’s continuing effort to reserve for tax contingencies.

Due to the Company’s taxable loss position since inception, all tax years are subject to examination in U.S. federal and state jurisdictions. The Company is also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which the Company believes it has established adequate reserves.

As of February 29, 2008 and May 31, 2007, the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is scheduled to be completed in April 2008.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is scheduled to be completed in April 2008.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. Briefing on the motion was completed in February 2008.

The Company, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. On February 27, 2008, the Company filed a request for reexamination of the asserted patent with Patent Office and is awaiting a decision from the Patent Office on that request. On March 17, 2008, the Company filed a motion with the District Court asking it to stay the litigation pending completion of the reexamination proceedings. The Court has not yet ruled on that motion. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 1, 2007, and no adjustment to retained earnings was required.

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

14. Related Party Transactions

The Executive Vice President of Varian Medical Systems, Inc. (“Varian”) and the Chairman and Chief Executive Officer of Masimo Corporation (“Masimo”) serve as directors on Saba’s Board of Directors. For the three and nine months ended February 29, 2008, Saba licensed its software and sold related support and services to Varian in the aggregate amounts of $47,000 and $216,000 and to Masimo in the aggregate amounts of $61,000 and $102,000, respectively. At February 29, 2008, Saba’s accounts receivable included $108,000 due from Varian and $76,000 due from Masimo. At May 31, 2007, Saba’s accounts receivable included $287,000 due from Varian and no amounts due from Masimo.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

•	anticipated increase in unrecognized tax benefits,

•	estimated restructuring costs,

•	our beliefs regarding the adequacy of our reserves for foreign tax examinations,

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that OnDemand revenue will continue to grow for the foreseeable future,

•	our belief that license updates and product support revenue will continue to grow for the foreseeable future due to our expanded customer base,

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

•	our expectations regarding future levels of sales and marketing expenses,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	our expectations regarding our gross margin for license updates and product support for the foreseeable future,

•	our intent to invest additional resources in OnDemand infrastructure and our expectation regarding gross margin as OnDemand revenue increases,

•	our belief that the cost of professional services will increase;

(iii) in Part II, Item 1,

•	the resolution and effect of pending litigation,

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

OnDemand

OnDemand revenue includes revenue derived from term-based managed application services. These services are provided pursuant to customer agreements with terms typically ranging from one to three years. The associated OnDemand revenue is recognized ratably over the term of the agreement. We believe that OnDemand revenue will continue to grow for the foreseeable future as we anticipate that a substantial majority of our customers will renew their contracts on expiration and that we will continue to add new OnDemand customers.

Licenses Updates and Product Support

License updates and product support includes the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our license updates and product support revenue depends upon both our sales of additional software licenses and annual renewals of existing license updates and product support agreements. We believe that license updates and product support revenue will grow steadily for the foreseeable future as we anticipate that a substantial majority of our customers will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase license updates and product support.

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

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of February 29, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $736,000 and $664,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $23.3 million as of February 29, 2008. The allowance for doubtful accounts, which totaled $513,000 as of February 29, 2008, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at February 29, 2008 and May 31, 2007 was $38.3 million, including $23.5 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. As of February 29, 2008, our purchased intangible assets balance was $13.4 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $947,000, for the remainder of fiscal 2008 and $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively. There is no future amortization expected after fiscal 2012 related to these purchased intangible assets.

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

Restructuring costs. The total accrued restructuring balance as of February 29, 2008 was $114,000, which was comprised of facilities related charges recorded as part of the purchase accounting in the Centra acquisition. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. Market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and will be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 29, 2008 AND 2007

Revenues

	Three months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenues	February 28, 2007	Percent of Total Revenues
Revenues:
License	$6,000	22%	$4,482	18%
License updates and product support	8,483	31%	8,262	33%
OnDemand	4,583	17%	4,258	17%
Professional services	8,349	30%	7,884	32%

Total revenues	$27,414	100%	$24,886	100%

	Nine months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenues	February 28, 2007	Percent of Total Revenues
Revenues:
License	$16,434	21%	$17,586	24%
License updates and product support	26,250	33%	22,968	31%
OnDemand	13,512	17%	11,591	15%
Professional services	23,402	29%	22,096	30%

Total revenues	$79,598	100%	$74,241	100%

Total Revenues. Total revenues increased by $2.5 million, or 10%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. Total revenues increased by $5.4 million, or 7%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. As a percentage of total revenues, revenues from customers outside the United States represented 25% and 29% for the three and nine months ended February 29, 2008 and 34% and 30% for the three and nine months ended February 28, 2007.

License Revenue. License revenue increased by $1.5 million, or 34%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. License revenue decreased by $1.1 million, or 7%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. Given the nature of license transactions, license revenues may fluctuate between quarters. During the quarter ended February 28, 2007, the timing of a few large software transactions negatively impacted our quarterly license revenue when compared to the quarter ended February 29, 2008.

License Updates and Product Support Revenue. License updates and product support revenue increased by $0.2 million or 3%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. License updates and product support revenue increased by $3.3 million, or 14%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The increase was primarily attributable to a high rate of renewals during the prior 12 months, the addition of license update and product support revenue associated with the sale of new software licenses over the past 12 months and revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, license update and product support revenue during the three and nine months ended February 28, 2007 reflects a reduction in the amount of license update and product support revenue that would have been recognized by Centra as a standalone entity as required by GAAP purchase accounting. The nine month period ended February 29, 2008 includes approximately $909,000 which was recognized during the first half of fiscal 2008, related to earlier support periods that had not been renewed previously. We recognize the portion of revenue associated with the period that has lapsed upon renewal.

OnDemand Revenue. OnDemand revenue increased by $0.3 million, or 8%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. OnDemand revenue increased by $1.9 million, or 17%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The increase was due primarily to a high rate of renewals during the prior 12 months and revenue recognized upon renewal of contracts assumed in the Centra acquisition. As a result of the Centra acquisition, OnDemand revenue during the three and nine months ended February 28, 2007 reflects a reduction in the amount of OnDemand revenue that would have been recognized by Centra as a standalone entity as required by GAAP purchase accounting.

Professional Services Revenue. Professional services revenue increased by $0.5 million, or 6%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. Professional services revenue increased by $1.3 million, or 6%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The increase in professional services revenue during the three and nine months ended February 29, 2008 is primarily attributable to an increase in the number of consulting projects resulting from the increase in upgrade and expansion projects from an overall increasing customer base and $0.9 million from the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenues	February 28, 2007	Percent of Total Revenues
Cost of revenues:
Cost of license	$210	1%	$207	1%
Cost of license updates and product support	2,230	8%	2,146	8%
Cost of OnDemand	1,784	7%	1,390	6%
Cost of professional services	5,718	20%	5,415	22%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$10,237	37%	$9,453	38%

	Nine months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenues	February 28, 2007	Percent of Total Revenues
Cost of revenues:
Cost of license	$631	1%	$983	1%
Cost of license updates and product support	6,606	8%	6,260	8%
Cost of OnDemand	5,001	6%	3,623	5%
Cost of professional services	16,296	21%	15,462	21%
Amortization of acquired developed technology	883	1%	884	1%

Total cost of revenues	$29,417	37%	$27,212	36%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	February 29, 2008	February 28, 2007
Gross margin:
License (including amortization of acquired developed technology)	$5,495	$3,980
Percentage of license revenue	92%	89%
License updates and product support	6,253	6,116
Percentage of license updates and product support revenue	74%	74%
OnDemand	2,799	2,868
Percentage of OnDemand revenue	61%	67%
Professional services	2,630	2,469
Percentage of professional services revenue	32%	31%

Total	$17,177	$15,433
Percentage of total revenues	63%	62%

	Nine months ended
(dollars in thousands)	February 29, 2008	February 28, 2007
Gross margin:
License (including amortization of acquired developed technology)	$14,920	$15,719
Percentage of license revenue	91%	89%
License updates and product support	19,644	16,708
Percentage of license updates and product support revenue	75%	73%
OnDemand	8,511	7,968
Percentage of OnDemand revenue	63%	69%
Professional services	7,106	6,634
Percentage of professional services revenue	31%	30%

Total	$50,181	$47,029
Percentage of total revenues	63%	63%

Cost of License Revenue. Cost of license revenue includes royalties to third parties, the cost of manuals and product documentation, production media and shipping costs. Cost of license revenue increased slightly during the three months ended February 29, 2008 when compared to the three months ended February 28, 2007. Gross margin on license revenue increased to 92% during the three months ended February 29, 2008 from 89% during the three months ended February 28, 2007. The increase in gross margin was the result of the 34% increase in License revenue while the cost of license revenue remained relatively flat. Cost of license revenue decreased $352,000, or 36%, during the nine months ended February 29, 2008 when compared to the nine months ended February 28, 2007. The decrease was primarily attributable to a decrease in royalties and product costs paid to third-parties based on the third-party technology sold and the write-off of a prepaid royalty of $170,000 during the second quarter of fiscal 2007 relating to technology that we determined we will not use in future offerings. Gross margin on license revenue increased to 91% during the nine months ended February 29, 2008 from 89% during the nine months ended February 28, 2007. The increase in gross margin was related to the write-off of the prepaid royalty in the second quarter of fiscal 2007.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue includes salaries and related expenses for our license updates and product support organization. Cost of license updates and product support revenue increased by $84,000, or 4%, during the three months ended February 29, 2008 when compared to the three months ended February 28, 2007. The increase during the three months ended February 29, 2008 was primarily due to an increase in the salaries and related expenses attributable to additional headcount needed to support the infrastructure of the growing installed customer base. Cost of license updates and product support revenue increased $346,000, or 6%, during the nine months ended February 29, 2008 when compared to the nine months ended February 28, 2007. The increase during the nine months ended February 29, 2008 was primarily due to an increase in salaries and related expenses of $477,000 attributable to additional headcount, partially offset by a decrease in support related travel of $82,000. Gross margin on license updates and product support remained unchanged at 74% in the three months ended February 29, 2008 compared to the three months ended February 28, 2007 and increased to 75% in the nine months ended February 29, 2008 from 73% during the nine months ended February 28, 2007. We expect our gross margin for license updates and product support to remain in the 74% to 76% range for the foreseeable future.

Cost of OnDemand Revenue. Cost of OnDemand revenue includes salaries and expenses related to the provision of the OnDemand offerings as well as external hosting fees and depreciation charges on the necessary infrastructure. Cost of OnDemand revenue increased by $394,000, or 28%, during the three months ended February 29, 2008 compared to the three months ended February 28, 2007. The increase in the cost of OnDemand revenue was primarily due to increases in personnel costs of $238,000 including salaries and related benefits and consulting costs due to higher headcount and third party co-location fees of $162,000. Cost of OnDemand revenue increased by $1,378,000, or 38%, during the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The increase in the cost of OnDemand revenue during the nine months ended February 29, 2008 was primarily due to an increase in personnel costs due to higher headcount of $724,000, which includes salaries and related benefits of $323,000, consulting costs of $293,000 and $107,000 in employee severance. Also contributing to the increase was an increase in third party co-location fees of $337,000 and third party royalties of $90,000. The OnDemand gross margins decreased in the third quarter of fiscal 2008 to 61% compared to 67% in the third quarter of fiscal 2007, due primarily to additional investment in OnDemand headcount, infrastructure and bandwidth to support increased demand. We intend to continue to invest additional resources in our OnDemand infrastructure and, as OnDemand costs are relatively fixed once the investment is made, we expect our gross margin to increase as the OnDemand revenue increases.

Cost of Professional Services Revenue. Cost of professional services revenue includes salaries and related expenses for our professional services organization, as well as third-party subcontractors and billed expenses. For the three months ended February 29, 2008, cost of professional services revenue increased $303,000, or 6%, compared to the three months ended February 28, 2007. The increase included an increase in salaries and related benefits of $532,000, including the direct costs of $262,000 for research and development personnel expensed at the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1, and an increase in travel and expenses that are billed back to customers of $450,000, offset by the net deferral of $208,000 of direct costs related to professional services that are combined with certain OnDemand subscriptions and the related amortization of those deferred costs for which the subscription period has commenced. For the nine months ended February 29, 2008, cost of professional services revenue increased by $834,000, or 6%, compared to the nine months ended February 28, 2007. The increase during the nine months ended February 29, 2008 was primarily attributable to an increase in salaries and related expenses of $942,000, including the direct costs of $262,000 for research and development personnel expensed at the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1, and travel and expenses that are billed back to the customers of $446,000, offset by the net deferral of $664,000 of direct costs related to professional services that are combined with certain OnDemand subscriptions and the related amortization of those deferred costs for which the subscription period has commenced. The professional services gross margins increased slightly in the third quarter of fiscal 2008 to 32% compared to 31% in the third quarter of fiscal 2007, and increased during the nine months ended February 29, 2008 to 31% compared to 30% during the nine months ended February 28, 2007. Excluding the revenue and cost of revenue from the consulting arrangement accounted for as a completed contract under SOP 81-1, the gross margin for the third quarter of fiscal 2008 would have decreased to 28%. We believe that the cost of professional services will increase based on the number of consulting projects resulting from the increase in upgrade and expansion projects from an overall increasing customer base.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, stock-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees. Certain reclassifications to the statement of operations have been made to the fiscal 2007 amounts in order to conform to the fiscal 2008 presentation, none of which had a significant impact on gross margin, net loss or net loss per share. Specifically, we have made certain reclassifications between cost of revenues and operating expense accounts.

	Three months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenue	February 28, 2007	Percent of Total Revenue
Operating expenses:
Research and development	$4,060	15%	$3,930	16%
Sales and marketing	8,489	31%	9,322	38%
General and administrative	3,608	13%	2,660	11%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$16,791	61%	$16,546	67%

	Nine months ended
(dollars in thousands)	February 29, 2008	Percent of Total Revenue	February 28, 2007	Percent of Total Revenue
Operating expenses:
Research and development	$12,282	15%	$12,679	17%
Sales and marketing	28,193	35%	27,875	38%
General and administrative	10,698	13%	8,797	12%
Amortization of purchased intangible assets	1,903	2%	1,903	3%

Total operating expenses	$53,076	67%	$51,254	70%

Research and development. Research and development expenses increased by $130,000, or 3%, for the three months ended February 29, 2008 compared to the three months ended February 28, 2007. The increase was primarily due to an increase in consulting costs of $217,000, partially offset by a decrease in employee payroll and related benefits of $84,000. The decrease in employee payroll includes $123,000 for the direct cost of research and development personnel in a certain consulting arrangement accounted for as a completed contract under SOP 81-1 and included in cost of professional services revenue. Research and development expenses decreased by $397,000, or 3%, for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The decrease was primarily due to a decrease in employee payroll and related benefits expenses of $549,000. The decrease in employee payroll includes $262,000 for the use of research and development personnel in a certain consulting arrangement accounted for as a completed contract under SOP 81-1 and included in cost of professional services revenue. We expect research and development expenses to remain at approximately their current level for the foreseeable future.

Sales and marketing. Sales and marketing expenses decreased by $833,000, or 9%, for the three months ended February 29, 2008 compared to the three months ended February 28, 2007. This decrease was primarily attributable to a decrease in salaries and related benefits of $649,000 due to lower headcount and a decrease in marketing programs of $193,000 due to the branding effort during the prior year quarter. Sales and marketing expenses increased by $318,000, or 1%, for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. This increase was primarily attributable to an increase in marketing programs of $443,000 due to the global marketing and branding effort, partially offset by a decrease in employee salary and benefits expenses of $783,000, which included an increase in severance costs of $831,000, a result of the realignment of our sales staff to better match our customers, an increase in stock compensation expenses of $131,000 and a decrease in sales commissions of $1.2 million. The decrease in commission expense was primarily due to a decrease in large license transactions recorded in the first nine months of fiscal 2008. We expect sales and marketing expenses to trend lower for the foreseeable future as we continue to realize the benefits of our realignment of the sales staff.

General and administrative. General and administrative expenses increased by $948,000, or 36%, for the three months ended February 29, 2008 compared to the three months ended February 28, 2007. The increase is due primarily to increase in employee salary and related benefits of approximately $791,000 due to higher headcount and an increase in consulting services of $112,000. General and administrative expenses increased $1.9 million, or

22%, for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. The increase is due primarily to increases in salaries and related benefits of approximately $1.8 million, including increases in salaries of $1.2 million, due to higher headcount, and stock based compensation of $584,000. Included in the stock based compensation expense was a non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms, in the first quarter.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 and for the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007. Future amortization expense over each of the next four years is currently expected to be approximately $946,000 for the remainder of fiscal 2008 and range from $4.0 million in fiscal 2009 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased slightly for the three months ended February 29, 2008 compared to the three months ended February 28, 2007. For the nine months ended February 29, 2008 compared to the nine months ended February 28, 2007, interest income and other, net increased by $215,000. This increase was primarily attributable to realized and unrealized gains on certain foreign denominated transactions of $332,000, partially offset by a decrease in interest income.

Interest expense Interest expense was $29,000 for the three months ended February 29, 2008 and $117,000 for the three months ended February 28, 2007. Interest expense was $146,000 for the nine months ended February 29, 2008 and $354,000 for the nine months ended February 28, 2007. The decrease in interest expense during the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes From inception through February 29, 2008, we have incurred net losses for federal and state tax purposes. Income tax expense for the three and nine months ended February 29, 2008 was $311,000 and $561,000, respectively, as compared to $112,000 and $412,000, respectively, during the three and nine months ended February 28, 2007. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

In June 2006, FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, we did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings.

As of June 1, 2007, we had unrecognized tax benefits of approximately $7.4 million, which did not change significantly during the nine months ended February 29, 2008. Included in the balance of unrecognized tax benefits as of June 1, 2007, is approximately $761,000 of tax benefits that, if recognized, would result in an adjustment to our effective tax rate. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is $637,000.

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

During the third quarter of fiscal 2008, the unrecognized tax benefit increased by $54,000. The increase is mainly the result of our effort to reserve for tax contingencies.

Due to our taxable loss position since inception, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 1996 forward, for which we believe we have established adequate reserves.

As of February 29, 2008 and May 31, 2007, we had established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
(in thousands)	February 29, 2008	February 28, 2007
Net cash provided by operating activities	$2,129	$655
Net cash used in investing activities	$(2,788)	$(1,756)
Net cash (used in) provided by financing activities	$(2,482)	$676

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of February 29, 2008, we had $15.0 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities during the nine months ended February 29, 2008 was $2.1 million compared to $655,000 during the nine months ended February 28, 2007. Net cash provided by operating activities during the nine months ended February 29, 2008 was primarily attributable to depreciation and amortization of $4.4 million and stock-based compensation expense of $2.5 million included in our net loss of $3.2 million and the increase in deferred revenue of $2.7 million, due primarily to the timing of our maintenance and OnDemand renewals, partially offset by the increase in accounts receivable of $2.1 million and the decrease in accounts payable of $1.5 million, due to the timing of payments to our vendors. This compares to net cash provided by operating activities during the nine months ended February 28, 2007 primarily attributable to depreciation and amortization of $4.1 million and stock-based compensation expense of $1.6 million included in our net loss of $4.8 million and the increase in deferred revenue of $4.9 million, partially offset by the decrease in accounts payable of $2.6 million, the decrease in accrued expenses of $1.3 million and the decrease in accrued compensation and related expenses of $1.0 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 77 days at February 29, 2008, compared to 75 days at May 31, 2007. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts. Our DSO increased during the nine months ended February 29, 2008 due in part to each of these factors and primarily impacted by the timing of our billing of our professional services revenues.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended February 29, 2008 was $2.8 million compared to net cash used in investing activities of approximately $1.8 million for the nine months ended February 28, 2007 and are wholly attributable to the purchases of property and equipment to improve our OnDemand infrastructure and to support our increased headcount.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities of $2.5 million during the nine months ended February 29, 2008 was primarily attributable to repayment on borrowings under our credit facility of $3.6 million, partially offset by proceeds from stock issuance of $1.2 million. Net cash provided by financing activities of $676,000 during the nine months ended February 28, 2007 was primarily attributable to proceeds from the borrowings under our line of credit and equipment facility of $5.2 million and the issuance of common stock of $1.3 million, partially offset by net repayments on our credit facility of $5.7 million.

Contractual Obligations and Commitments

In June 2007, we paid an additional $1.7 million of principal of the term loan portion of our credit facility. In addition, as of May 31, 2007, we were in compliance with our liquidity covenant, but not in compliance with our EBITDA covenant contained in our loan agreement. In July 2007, Saba and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of our non-compliance with the EBITDA covenant at May 31, 2007 and (ii) a reduced EBITDA covenant for the quarter ended August 31, 2007. As of February 29, 2008, Saba was in compliance with the liquidity and EBITDA covenants. As of February 29, 2008, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2007. At February 29, 2008, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of February 29, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (6.0% at February 29, 2008) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of February 29, 2008 we had $467,000 outstanding under the term loan, $728,000 outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of February 29, 2008, we were in compliance with the liquidity and EBITDA covenants of our credit facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not have a significant effect on our total interest expense in a quarterly period.

At February 29, 2008, we had available cash and cash equivalents totaling $15.0 million. Of this amount, approximately $12.5 million was invested in money market accounts bearing variable interest rates of between 1.00% and 6.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended February 29, 2008, our total realized and unrealized gains due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, was $58,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against us, certain of its officers and directors, and certain underwriters of its initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and its officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is scheduled to be completed in April 2008.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Centra’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is scheduled to be completed in April 2008.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. Briefing on the motion was completed in February 2008.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. A final office action has issued in the other reexamination proceeding in which all of the patent’s original claims were rejected but a handful of newly-added claims were indicated as being allowable. We believe that it has meritorious defenses with respect to the other patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We have filed an answer to the complaint denying all of the allegations. On February 27, 2008, we filed a request for reexamination of the asserted patent with Patent Office and are awaiting a decision from the Patent Office on that request. On March 17, 2008, we filed a motion with the District Court asking it to stay the litigation pending completion of the reexamination proceedings. The Court has not yet ruled on that motion. We believe that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

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

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for two quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 29, 2008, we had $13.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ and our goodwill balance was $38.3 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123R, which was issued by FASB in December 2004. These non-cash expenses have made it, and these and any similar expenses in the future, will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2008, 2007, 2006 and 2005, our quarterly revenues have fluctuated between approximately $27.4 million and $9.3 million and our quarterly results have fluctuated between net income of approximately $158,000 and a net loss of approximately $3.5 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

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

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. If we are not successful in attracting and retaining experienced personnel in our accounting and finance organization, we will not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer. In addition, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we would be subject to delisting and adverse consequences under state and federal securities laws. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SumTotal;

•	Companies that offer collaboration solutions, such as Microsoft and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of on-line learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

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

Revenues from customers located outside the United States accounted for 25% and 27% of our revenue for the first nine months of our fiscal 2008 and 2007, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

We acquired Centra Software, Inc. in January 2006 and THINQ Learning Solutions, Inc. in May 2005. As part of our overall business strategy, we expect to continue to periodically acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. The consideration and negotiation of potential acquisitions, regardless of whether they are completed, could require us to incur substantial expense and divert management’s attention from other business concerns.

Completed acquisitions could further result in the use of significant amounts of cash, the incurrence of debt or potentially dilutive issuances of equity securities which may reduce earnings per share. Acquisitions that we complete expose us to numerous risks, including:

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

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $38.3 million at February 29, 2008, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

For example, from the beginning of fiscal 2005 through February 29, 2008, the market price for our common stock has fluctuated between $7.68 per share and $3.12 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 8, 2008	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ MICHAEL MARTINI
Michael Martini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding, THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation, Spruce Acquisition, LLC, a Delaware limited liability company and Centra Software, Inc., a Delaware corporation.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

3.5(7)	Amendment to Amended and Restated Bylaws of the Company, effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael Martini, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.
(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.
(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2007.