Form 10-K
period 2008-05-31
SABA SOFTWARE INC
filed 2008-08-14
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $120,960,000 (based on a closing sale price of $4.95 per share as reported for the Nasdaq Global Market (formerly the Nasdaq National Market)). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 31, 2008 was 29,134,113.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FISCAL YEAR 2008

FORM 10-K

ANNUAL REPORT

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include:

(i) in Item 1, statements regarding competition, our belief that we offer the most comprehensive and flexible Human Capital Management platform, our belief that we are the leader in our market space, and registration of trademarks;

(ii) in Item 1A, statements regarding our expectation that we will derive substantially all of our revenues for the foreseeable future from the Saba Enterprise suite and the Saba Centra product suite, the incurrence of non-cash expenses relating to the amortization of purchased intangible assets, our expectations to incur losses in the future, our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance, our belief that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, expanding our international presence, periodically acquiring complementary businesses or technologies, regularly releasing new products, and issuance of a reexamination certificate cancelling certain patent claims;

(iii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs for the foreseeable future;

(iv) in Item 3, statements regarding the financial impact of any proposed settlements, our intention to dispute claims against us, and the merits of claims against us;

(v) in Item 5, statements regarding our intention to retain our future earnings;

(vi) in Item 7, statements regarding the benefits of the acquisition of Centra, our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our revenues in the foreseeable future, our belief that the revenue generated from OnDemand will continue to grow, our anticipation that a substantial majority of our customers will renew their contracts on expiration and that we will continue to add new OnDemand customers, our expectation that license updates and product support revenue will continue to grow, our belief that we will not use certain technology in future offerings, the effects of our restructuring efforts, our anticipation that we will continue to experience long sales cycles, the table summarizing our contractual obligations at May 31, 2008, the sufficiency of our available cash resources, credit facility and cash flows generated from revenues over the next twelve months, the adequacy of tax provisions related to the examination of certain of our tax returns, our estimate of future forfeiture rates in stock-based compensation and our anticipation to not pay dividends in the foreseeable future;

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

ITEM 1:    BUSINESS

Overview

We help organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training and consulting services. Our’s people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing and managing people across the entire organization.

By using us to manage their extended workforce, our customers achieve demonstrably higher levels of performance through:

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

Products and Services

We offers the Saba® Enterprise Suite, the Saba® Centra product suite and a range of professional, education and customer support services.

Saba Enterprise Suite

Saba Enterprise Suite is built on a common platform, which simplifies development of a comprehensive Human Capital Management solution featuring:

•	a seamless user experience;

•	lower implementation costs;

•	simplified reporting; and

•	a common repository of people information, business objects and competencies.

The common foundation makes us easier to deploy by allowing customers to choose which components the organization needs today, and allowing customers to build a unified solution as their business needs change or grow.

By leveraging web services and a service-oriented architecture, our products can easily integrate into customers’ existing IT environments.

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

Saba Business Foundation. Delivers a common view of employee skills, interests, and experience, providing greater visibility into the impact of Human Capital Management (“HCM”) initiatives and business results, as well as how well people are aligned to the goals of the organization;

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

Saba Talent Suite

Saba Talent Suite is a solution that provides the ability to track and manage processes that relate to the development of talent across the organization. The Saba Talent Suite enables organizations to create succession plans for key positions, as well as develop key talent for the demands of future positions. Candidates identified as potential successors to key roles are not just assessed and ranked, but are provided with guidance to prepare them for the position, enabling organizations to develop the skilled individuals they need to be successful. In addition, Saba Talent Suite provides organizations with the following capabilities:

•

Talent Profiles. Create and manage detailed talent profiles of people in the organization. These profiles are based on data in HR Information Systems, can be supplemented by employees and managers, and are enhanced automatically as employees complete learning and performance plans;

•

Talent Pools. Assess bench strength for key positions and/or targeted career development opportunities. Fit to pool criteria is automatically assessed, allowing dynamic tracking of readiness of pool candidates;

•	Extensible 9-Box Analysis. Graphically view key metrics on selected talent in order to devise the most appropriate development strategies;

•

Career Development. Develop top performers for future responsibilities and assign goals and competencies to pool candidates. It allows employees to self-manage careers by designating career goals and understanding required competencies to be eligible for the desired positions. It also provides the user with a learning plan to fill a competency gap;

•	Organization Chart View. View competency, performance and potential metrics in an organization chart view to understand key strengths and weaknesses across the enterprise; and

•	Workforce Planning. Model different skill and position requirements to understand future gaps and plan talent development and acquisition strategies.

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

•	Saba Centra for Virtual Classes. Enables employees to engage with groups in live, interactive education sessions across many locations;

•

Saba Centra Virtual Classes for Universities and Schools. Brings instructors and students together online in interactive, online classes and degree programs to help provide the interaction of a typical classroom;

•	Saba Centra for Web Seminars. Equips the organization with a fast, efficient and cost-effective way to reach and engage large audiences quickly;

•	Saba Centra for eMeetings. Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel; and

•

Saba Centra Knowledge Center™. Provides on-demand access to blended learning programs, knowledge assets and important documents. Saba Centra Knowledge Center includes a searchable library of content and learning activities and enables the design of personalized tracks of essential corporate or training materials and recorded events tailored to job roles, skill levels or knowledge.

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2008, we employed approximately 172 people worldwide in services-related activities.

Our global services organization supports multiple offerings, including:

•	Professional Services.

•

Strategic Services. Saba Strategic Services are designed to enable organizations to effectively link human capital management to business strategies. Offerings include developing new human capital management strategies, change management and governance, developing and deploying competency models, measurement and evaluation strategies, as well as content integration and deployment;

•

Consulting services. Our consulting services include definition of business objectives, design of phased plans for achieving these objectives, technical solution specifications, establishment of implementation timelines and resource requirements, installation of Saba solutions, systems configuration, data loading, custom report and notification design, website development, enterprise system integration and post-implementation assessment; and

•

Education services. We provide a broad range of education offerings in a variety of formats, including instructor-led training and web and technology-based training. Course curricula, designed to enable customers to fully exploit the value of Saba solutions, include product training, project team training and technology training.

•

OnDemand Services. We provide flexible deployment options that allow our customers to begin using their chosen solutions with exceptional speed and flexibility while reducing their IT infrastructure and resource investment. Customers can minimize the time required to get their organization up and running with Saba products, and avoid unforeseen complications. We offer a variety of OnDemand Services, including:

•	Saba Centra OnDemand;

•	Saba Learning OnDemand;

•	Saba Performance OnDemand;

•	Saba Talent OnDemand; and

•	Saba Hosting services, which include security administration and backup and recovery services.

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

Our Customers

Our customers include a wide spectrum of large, global enterprises and small- to mid-size organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, health care, manufacturing, medical equipment, pharmaceutical, professional services, retail and transportation industries, as well as government and other public sector organizations. Based on total revenues, our customers also are leaders in their regions, representing two of the top five companies in Europe, the top three companies in Germany and the largest company in Brazil. In the public sector, our customers include the Army University Access Online, the Federal Law Enforcement Training Center and several branches of the U.S. Government. In fiscal 2008, 2007 and 2006, no customer accounted for more than 10 percent of total revenues.

Alliances

As of May 31, 2008, we had strategic alliance agreements with a number of global and regional consulting firms who act as systems integrators and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of consulting professionals trained to implement our solutions. We have several hundred trained consultants including third-party consultants. Additionally, systems integrators provide opportunities for our sales managers to gain entry to executive levels at our target accounts.

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

Sales and Marketing

We license our products and sell our OnDemand services to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations and government entities. As of May 31, 2008, we had 73 sales and marketing professionals. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships.

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

Technology

Product Architecture

Our proven product architecture coupled with our development processes facilitates the rapid development, deployment and configuration of enterprise scale solutions for People Management. Our platforms use the latest industry standards and technologies including AJAX, XML, SOAP, Java, Enterprise Java Beans, web services and learning industry standards to deliver innovative, configurable features for our enterprise and OnDemand customers.

We continue to provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•

Open and Standards Based. The core Saba architecture is based on a reference J2EE implementation. We leverage third-party, industry-leading and standards-based platforms wherever possible. We typically support more than one platform to offer our customers the maximum choice for their deployments. For example we currently support a number of J2EE application servers including JBoss, IBM Websphere and BEA Weblogic and a variety of database platforms including Oracle, IBM DB2 and Microsoft SQL Server. Through close partnerships with our technology partners we ensure that our architecture constantly supports the most current versions of their products;

•

Security. The Saba solution offers a highly secure environment through which organizations manage their people management processes. A granular security model supports the highly complex business structures and processes used by our customers and can be easily configured to meet their needs. Our security implementation has been subject to rigorous validation by a number of customers and third parties;

•

Scalability. Saba offers a highly scalable solution able to meet the needs of many thousands of concurrent users both behind the enterprise firewall and OnDemand. Scalability is accomplished through a variety of techniques including clustering, distributed caching, session failover management and off-line processing for asynchronous processes. We maintain a dedicated performance testing group who work with our internal development teams and with our customers to ensure that our solutions meet the complex and varying usage demands that are placed on them;

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

•

Integration Ready. Saba solutions are deployed in complex IT ecosystems where integrations with other systems are commonly required. We provide for such integrations by delivering open and standards based solutions, based on common technologies such as J2EE, XML, SOAP and JAAS. In addition we provide a series of documented Web Services and APIs to facilitate tight data and application integration;

•

Compelling User Experiences. The Saba solution provides a variety of user experiences through standard web browsers via embedded portlets, online and offline clients and through integrations with other business applications such as Microsoft Outlook, Lotus Notes and SAP Enterprise Portal. This allows users to use Saba where they work. We make extensive use of rich internet application technologies (such as AJAX) to deliver more engaging and intuitive user experiences;

•

Learning Standards. We continue to be active participants in the main learning standards bodies including ADL, IMS and AICC. We continue to ensure our solutions are compliant with the most current versions of the standards delivered by these organizations, in particular SCORM 2004; and

•	Multiple language support. The core Saba foundation is designed to support multiple languages. Currently our solutions support 23 languages.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, internet applications and design, quality assurance, documentation and release management. As of May 31, 2008, we had 164 research and development employees in the United States and India. We incurred $16.5 million, $17.1 million and $14.4 million in research and development expenses during the years ended May 31, 2008, 2007 and 2006, respectively.

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

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible Human Capital Management platform, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SumTotal, Success Factors and other private companies;

•	Companies that offer collaboration solutions, such as Microsoft and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts;

•	Companies that operate internet-based marketplaces for the sale of online learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

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

Employees

As of May 31, 2008, we had a total of 577 employees, including 164 in research and development, 73 in sales and marketing, 172 in services-related activities, 96 in operations, and 72 in administration and finance. Of these employees, 303 were located in North America and 274 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

ITEM 1A:    Risk Factors

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for two quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2008, we had $12.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $37.9 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards No.123 (revised 2004) (“SFAS No. 123R”), which was issued by Financial Accounting Standards Board (“FASB”) in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2008, 2007 and 2006, our quarterly revenues have fluctuated between approximately $28.2 million and $13.6 million and our quarterly results have fluctuated between net income of approximately $158,000 and a net loss of approximately $3.5 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

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

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We derive revenues from contracts with the United States government, state and local governments and their respective agencies, which entities may terminate certain of these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels may be subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended the accounting professionals continue to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•	Companies that offer training, learning, performance, content, resource, talent and staffing management systems, such as SumTotal, and Success Factors,

•	Companies that offer collaboration solutions, such as Microsoft and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts;

•	Companies that operate Internet-based marketplaces for the sale of on-line learning; and

•	Internet portals that offer learning content, performance support tools or recruiting, talent and staffing management services.

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

International revenues accounted for 28%, 29%, and 28% of our revenues for our fiscal years ended May 31, 2008, 2007 and 2006, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

We acquired Centra Software, Inc. in January 2006 and THINQ Learning Solutions, Inc. in May 2005. As part of our overall business strategy, we expect to continue periodically to acquire complementary businesses or technologies that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence. The consideration and negotiation of potential acquisitions, regardless of whether they are completed, could require us to incur substantial expense and divert management’s attention from other business concerns.

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

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $37.7 million at May 31, 2008, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

Delays in releasing new products or enhanced versions of our existing products could adversely affect our competitive position.

As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want, in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. The reallocation of certain design, development and testing functions to our lower-cost development center heightens risks relating to product design, development, testing and introduction. Any delay in releasing future products or enhancements of our products could harm our business.

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

As a result of such errors, we may be subject to warranty and product liability claims that are costly or difficult to settle. Our products and services enable customers to manage critical business information. If product errors are alleged to cause or contribute to security and privacy breaches or misappropriation of confidential information, we may also be subject to significant liability. Although our license agreements contain provisions intended to limit our exposure to liability, we cannot assure you that these limits will be adequate, that they will be enforceable or, if enforceable, that they will be interpreted favorably by a court.

Claims by third parties that we infringe their intellectual property rights may result in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to an intellectual property action. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office. The reexamination request was accepted by the Patent Office and the District Court has approved the parties’ motion to stay the court proceedings during the reexamination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. On July 17, 2008, the Patent Office issued an advisory action in the other reexamination proceeding confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. We therefore expect that a reexamination certificate will issue in due course that will cancel all of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, we will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. However, we can give no assurance that we will be able to achieve such a satisfactory outcome. We could also become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

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

We may be limited in our use of net operating losses carryforwards.

Our ability to benefit from our deferred tax assets depends on us having sufficient future earnings to utilize our net operating loss (“NOL”) carryforwards before they expire. We have established a valuation allowance against the future tax benefit for a number of our federal and state NOL carryforwards. We could be required to record an additional valuation allowance against our foreign or U.S. deferred tax assets if market conditions change materially and, as a result, our future earnings are, or are projected to be, significantly less than we currently estimate. Our NOL carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where the NOLs were incurred.

As of May 31, 2008, we had federal and state NOL and research and development (“R&D”) tax credit carry-forwards available to offset future taxable income. Our ability to utilize net operating losses and credits may be subject to a substantial limitation due to the change in ownership, as defined in the Internal Revenue Code Section 382 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

For example, from the beginning of fiscal 2006 through the end of fiscal 2008, the market price for our common stock has fluctuated between $7.75 per share and $3.00 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

None.

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

ITEM 3:    LEGAL PROCEEDINGS

Litigation Relating to Our Initial Public Offering

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted our motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of our board of directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of partial settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008.

We intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, We cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Centra’s Initial Public Offering

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the District Court. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the aftermarket at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against Centra under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra.

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the plaintiffs must notify the defendants and the Court by August 22, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The defendants may renew their motion to strike class allegations if the plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.

We, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Two individuals in Colorado excluded themselves from the class action settlement and each filed individual actions in Colorado state court. These same individuals filed similar actions against other issuers and their officers. The actions asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each sought compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. After litigation in the trial court and the court of appeals, the parties settled the matters for a nominal amount, and these matters were dismissed with prejudice on June 20, 2008.

We, on behalf of Centra, intend to defend the law suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. On July 17, 2008, the Patent Office issued an advisory action in the other reexamination proceeding confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. We therefore expects that a reexamination certificate will issue in due course that will cancel all of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, we will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. We believe that we have meritorious defenses with respect to any future claims and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Us

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We have filed an answer to the complaint denying all of the allegations. At our request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the District Court has stayed the action pending the outcome of those proceedings. We believe that we have meritorious defenses with respect to the asserted patent and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate our business, financial condition and results of operations.

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

Year ended May 31, 2008	High	Low
First Quarter	$6.15	$4.09
Second Quarter	$5.31	$4.21
Third Quarter	$5.35	$3.36
Fourth Quarter	$4.40	$3.22

Year ended May 31, 2007	High	Low
First Quarter	$7.14	$4.95
Second Quarter	$6.19	$4.88
Third Quarter	$7.75	$5.15
Fourth Quarter	$7.34	$5.79

We had approximately 221 stockholders of record as of July 31, 2008. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our credit facility restricts our ability to pay cash dividends. For a description of this credit facility and these restrictions, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resource—Contractual Obligations and Commitments.

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock from May 31, 2003 through the end of our fiscal year ended May 31, 2008 with the percentage change in cumulative total stockholder return for (i) the NASDAQ Stock Market—U.S. Index and (ii) the RDG Technology Composite Index. The comparison assumes an investment of $100 on May 31, 2003 in stock or index, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG SABA SOFTWARE, NASDAQ STOCK MARKET

AND THE RDG TECHNOLOGY COMPOSITE

CUMULATIVE TOTAL STOCKHOLDER RETURN

Index	5/03	5/04	5/05	5/06	5/07	5/08
SABA SOFTWARE, INC	100.00	81.48	93.98	143.52	139.12	88.43
NASDAQ STOCK MARKET (U.S.)	100.00	127.15	131.83	140.14	167.74	160.29
RDG TECHNOLOGY COMPOSITE	100.00	124.24	125.31	131.159	160.16	160.37

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of May 31, 2008 and 2007 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2005 and 2004 and the balance sheet data as of May 31, 2006, 2005 and 2004 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

	Years ended May 31,
	2008	2007	2006 (2)	2005 (1)	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$107,777	$99,867	$71,147	$42,210	$34,471
Gross profit	67,553	62,928	45,936	29,335	21,791
Total operating expenses	70,216	70,244	52,315	32,411	34,161
Loss from operations	(2,663)	(7,316)	(6,379)	(3,076)	(12,370)
Net loss	(3,542)	(7,974)	(6,931)	(3,416)	(12,683)
Basic and diluted net loss per share	(0.12)	(0.28)	(0.33)	(0.22)	(0.95)
Shares used in computing basic and diluted net loss per share	29,016	28,541	20,898	15,687	13,411

	May 31,
	2008	2007	2006 (2)	2005 (1)	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,624	$18,088	$23,029	$15,408	$16,778
Total assets	98,931	101,613	106,375	54,299	31,741
Long-term obligations, less current portion	6,031	6,695	7,321	6,286	3,370
Total stockholders’ equity	48,488	47,901	51,847	20,834	6,521

(1)	Saba completed its acquisition of THINQ Learning Solutions, Inc. as of May 5, 2005.

(2)	Saba completed its acquisition of Centra Software, Inc. as of January 31, 2006.

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

On January 31, 2006, we completed the acquisition of Centra Software, Inc. (“Centra”), a provider of online learning and training software and services. We believe our acquisition of Centra strengthened our competitive position in the human capital management market and provided us with a broader and deeper product offering. In addition, as a result of the acquisition our customer base substantially increased. The Centra acquisition included total purchase consideration of $62.3 million. We have included the results of operations of Centra in our consolidated financial statements beginning February 1, 2006. In connection with the acquisition of Centra, we allocated $760,000 of the purchase price to in-process research and development, or IPR&D that had not yet reached technological feasibility and had no alternative future use. We have expensed this amount in our consolidated statement of operations for the year ended May 31, 2006.

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in Australia, Canada, France, Germany, India, Japan, and the United Kingdom through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Sources of Revenue

We generate revenues from the sale of software licenses, OnDemand services, annual license updates and product support and professional services.

Software Licenses

We license our software solutions in multi-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. For the foreseeable future, we expect the Saba Enterprise Suite and Saba Centra product suite to generate substantially all of our software license revenues. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

Professional Services

Our professional services business consists of consulting, education and strategic services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementations are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. Strategic services are less dependent than consulting and education services on the sale of our licenses. Strategic services present additional opportunities that arise at different times throughout a customer life cycle. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is combined with the subscription revenue and recognized ratably over the subscription service period.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, including our OnDemand and license update and product support personnel, and the fees of third-party subcontractors, who provide professional services to our clients. Additionally, costs of revenue also includes external hosting fees and depreciation and amortization charges on the necessary OnDemand infrastructure, third-party license royalty costs, and overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in the acquisition of Centra Software, Inc. in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we, also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of May 31, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.1 million and $804,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. We do not grant our resellers the right of return and we do not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual license of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production –Type Contracts. A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $22.1 million as of May 31, 2008. The allowance for doubtful accounts, which totaled $309,000 as of May 31, 2008, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at May 31, 2008 was $37.7 million, including $22.9 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Amortization of purchased intangible assets, including acquired developed technology, was $4.0 million for fiscal 2008, $4.0 million for fiscal 2007 and $1.9 million for fiscal 2006. As of May 31, 2008, our purchased intangible assets balance was $12.4 million.

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

Restructuring costs. The total accrued restructuring balance as of May 31, 2008 was $42,000, which was for facilities related charges, as part of the purchase accounting for the Centra acquisition. The assumptions we have made are based on the current market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment. Market conditions can fluctuate greatly due to factors such as changes in property occupancy rates and rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges for the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs or a decrease of the purchase price. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

Share-based compensation. On June 1, 2006, we adopted SFAS 123R, Share-Based Payment, under the modified prospective method. SFAS 123R generally requires share-based payments to employees to be recognized in our consolidated statements of operations based on their fair values. Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS 123R, Accounting for Stock-Based Compensation, as amended. Under APB 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. See Notes 7 and 8 of Notes to Consolidated Financial Statements for information on the impact of our adoption of SFAS 123R and the assumptions we use to calculate the fair value of share-based employee compensation. On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS 123R. The staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB 110 was effective beginning January 1, 2008. We did not use the simplified method subsequent to December 31, 2007.

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

Beginning in our fiscal year 2007, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable to our fiscal year 2006 and prior. As we do not expect to realize any of these benefits, due to operating losses, no such amounts have been recorded through May 31, 2008.

The accounting guidance under SFAS 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2008 reporting periods.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2008, 2007 AND 2006

On January 31, 2006, we completed the acquisition of Centra Software, Inc. and have included Centra’s results of operations from the date of acquisition in our condensed consolidated financial statements. Accordingly, our results of operations and the related discussions include Centra’s operating results for the years ended May 31, 2008 and 2007 and for four months of the year ended May 31, 2006. Accordingly, the acquisition had a significant impact on our fiscal 2007 over fiscal 2006 growth rates. Our acquisition of Centra did not result in any new reportable segments.

Revenues

	Years ended
	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues
	(in thousands)
Revenues:
License	$22,041	20%	$22,621	23%	$20,528	29%
License updates and product support	35,092	33%	31,344	31%	21,034	29%
OnDemand	18,191	17%	15,924	16%	6,244	9%
Professional services	32,453	30%	29,978	30%	23,341	33%

Total revenues	$107,777	100%	$99,867	100%	$71,147	100%

Total revenues increased 8% during fiscal 2008 compared to fiscal 2007 and increased 40% during fiscal 2007 compared to fiscal 2006. As a percentage of total revenues, revenues from customers outside the United States represented approximately 28% for fiscal 2008, 29% for fiscal 2007 and 28% for fiscal 2006. In fiscal 2008, 2007 and 2006, no customer represented more than 10% of total revenues.

License Revenue. License revenue decreased $580,000, or 3%, during fiscal 2008 compared to fiscal 2007. This decrease was primarily attributable to a shift from sales of license to OnDemand services. License revenue increased $2.1 million, or 10.2%, during fiscal 2007 compared to fiscal 2006. This increase was caused by higher license sales activity, partially offset by delays closing certain contracts and contingencies included in certain contracts in the second half of fiscal 2007 and a shift from license sales activity to OnDemand bookings relative to license bookings.

License Updates and Product Support Revenue. License updates and product support revenue increased $3.7 million, or 12%, during fiscal 2008 compared to fiscal 2007. This increase was primarily due to the ratable recognition of the full contract value of license updates and product support renewals from former Centra customers and to the sale of new and renewal license updates and product support contracts to our growing customer base. License updates and product support revenue increased $10.3 million, or 49%, during fiscal 2007 compared to fiscal 2006. This increase was attributable to a full year of license updates and product support revenue from the Centra customers as well as to sales of new and renewal license updates and product support contracts to an expanded base.

OnDemand Revenue. OnDemand revenue increased $2.3 million, or 14%, during fiscal 2008 compared to fiscal 2007. The increase in OnDemand revenue was primarily attributable to an increase in customer demand for these offerings from both existing and new customers as well as the ratable recognition of the full contract value of OnDemand renewals from former Centra customers. OnDemand revenue increased $9.7 million, or 155%, during fiscal 2007 compared to fiscal 2006. The increase in OnDemand revenue was attributable to a full year of Centra’s OnDemand business as well as to OnDemand revenue from new customers added during the year.

Professional Services Revenue. Professional services revenue increased $2.5 million, or 8%, during fiscal 2008 compared to fiscal 2007. This increase was primarily due to increased demand for our consulting services for our expanded customer base. Professional services revenue increased $6.6 million, or 28%, during fiscal 2007 compared to fiscal 2006. This increase was primarily due to an increase in implementation consulting services related to increased license sales, as well as consulting services provided to our expanded customer base.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues has varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Years ended
	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues
	(in thousands)
Cost of revenues:
Cost of license	$839	1%	$1,196	1%	$733	1%
Cost of license updates and product support	8,900	8%	8,558	9%	4,790	7%
Cost of OnDemand	7,232	7%	5,025	5%	2,500	3%
Cost of professional services	22,075	20%	20,982	21%	16,795	24%
Amortization of acquired developed technology	1,178	1%	1,178	1%	393	1%

Total cost of revenues	$40,224	37%	$36,939	37%	$25,211	36%

The following table is the summary of gross margin:

	Years ended May 31,
	2008	2007	2006
	(in thousands, except percentages)
Gross margin:
License (including amortization of acquired developed technology)	$20,024	$20,247	$19,402
Percentage of license revenue	91%	90%	95%
License updates and product support	26,192	22,786	16,244
Percentage of license updates and product support revenue	75%	73%	77%
OnDemand	10,959	10,899	3,744
Percentage of OnDemand revenue	60%	68%	60%
Professional services	10,378	8,996	6,546
Percentage of professional services revenue	32%	30%	28%

Total	$67,553	$62,928	$45,936
Percentage of total revenues	63%	63%	65%

Total cost of revenues increased by $3.3 million, or 9%, in fiscal 2008 when compared to fiscal 2007 and increased $11.8 million, or 47%, in fiscal 2007 when compared to fiscal 2006.

Cost of License Revenue. Cost of license revenue decreased $357,000, or 30%, in fiscal 2008 compared to fiscal 2007. The decrease was primarily due to a reduction in third-party royalty costs and higher costs of license revenue during fiscal 2007 due to the write-off of a prepaid royalty of $170,000 relating to technology that we determined we will not use in future offerings. Cost of license revenue increased $463,000, or 63%, in fiscal 2007 compared to fiscal 2006. This increase was primarily attributable to increased third-party royalty costs as well as the $170,000 prepaid royalty write-off.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue increased $342,000, or 4%, in fiscal 2008 compared to fiscal 2007. The increase was primarily due to salaries and related expenses attributable to additional headcount needed to support the infrastructure of the growing installed customer base. License updates and product support gross margin increased to 75% in fiscal 2008 from 73% in fiscal 2007. This increase was primarily due to the ratable recognition of the full contract value of license updates and product support renewals from former Centra customers. Cost of license updates and product support revenue increased $3.8 million, or 79%, in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the cost to support the license updates and product support contracts assumed in the Centra acquisition, as well as additional investment in our license updates and product support organization to support our growing customer base. License updates and product support gross margin declined to 73% in fiscal 2007 from 77% in fiscal 2006. This decline was attributable to contracts assumed in the Centra acquisition for which we incurred costs to provide the contracted services without all of the accompanying revenue as a result of GAAP purchase accounting adjustments, as well as the additional investment in the license updates and product support organization.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased $2.2 million, or 44%, in fiscal 2008 compared to fiscal 2007. This increase was primarily due additional headcount and increases in third party co-location and connectivity fees, third party contractor fees and infrastructure fees, including depreciation and amortization of computer hardware and software associated with supporting our growing OnDemand business. OnDemand gross margin decreased to 60% in fiscal 2008 from 68% in fiscal 2007. The decrease was primarily due to the continued investment to support anticipated growth in our OnDemand business offset, in part, by the ratable recognition of the full contract value of OnDemand renewals from former Centra customers. Cost of OnDemand revenue increased $2.5 million, or 101%, in fiscal 2007 compared to fiscal 2006. This increase was primarily due to additional headcount and increases in third party co-location and connectivity fees and infrastructure costs, including depreciation and amortization of computer hardware and software associated with generating the additional OnDemand revenue. OnDemand gross margin increased to 68% in fiscal 2007 from 60% in fiscal 2006. The increase in gross margin in fiscal 2007 from fiscal 2006 was due to higher revenue covering our fixed costs and our efforts at containing our marginal expenses.

Cost of Professional Services Revenue. Cost of professional services revenue increased $1.1 million, or 5%, in fiscal 2008 compared to fiscal 2007. This increase is primarily due to additional headcount (including the direct costs of research and development personnel expensed at the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1) incurred in connection with generating additional professional services revenue. Cost of professional services revenue increased $4.2 million, or 25%, in fiscal 2007 compared to fiscal 2006. This increase was due primarily to increases in salaries and related expenses of $3.7 million from additional headcount and higher travel expenses required to drive the increased professional services revenue and to meet our customer demands.

Amortization of acquired developed technology. The amortization of acquired developed technology is comprised of the ratable amortization of technological assets acquired in the acquisition of Centra Software, Inc. in 2006. We amortize the cost of these assets over a period of 5 years. Amortization expense was $1.2 million in fiscal 2008 and 2007 and $400,000 in fiscal 2006. The increase in fiscal 2007 from 2006 is the result of including a full year of amortization expense in fiscal 2007 while only having 4 months of these costs in fiscal 2006.

Operating Expenses

	Years ended
	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues	May 31, 2006	Percent of Total Revenues
	(in thousands)
Operating expenses:
Research and development	$16,498	15%	$17,052	17%	$14,392	20%
Sales and marketing	36,571	34%	38,317	38%	27,229	38%
General and administrative	14,609	14%	12,337	12%	8,636	12%
In-process research and development	—	—	—	—	760	1%
Amortization of purchased intangible assets	2,538	2%	2,538	3%	1,298	2%

Total operating expenses	$70,216	65%	$70,244	70%	$52,315	73%

Research and development. Research and development expenses decreased $554,000 or 3%, during fiscal 2008 compared to fiscal 2007. This decrease is primarily due to a $789,000 decrease in salaries and related expenses (including $262,000 recorded as cost of professional services related to a consulting arrangement accounted for as a completed contract under SOP 81-1 and included in cost of professional services revenue) and a decrease of $246,000 in employee recruiting expenses, partially offset by increases of $346,000 in facilities and internal information technology (IT) related costs and $137,000 in third-party consulting services. Research and development expenses increased $2.7 million, or 18%, during fiscal 2007 compared to fiscal 2006, due primarily to an increase in salaries and related expenses, including $414,000 in stock-based compensation and a full year of expenses associated with the software developers acquired in the Centra acquisition. Additionally, facilities related expenses increased by $544,000 primarily due to the full year of costs associated with the facilities from the Centra acquisition.

Sales and marketing. Sales and marketing expenses decreased by $1.7 million, or 5%, during fiscal 2008 compared to fiscal 2007. The decrease in sales and marketing expenses in fiscal 2008 was primarily attributable to decreases of $2.1 million in salaries and related expenses and $345,000 in employee recruiting expenses, partially offset by an increase of $485,000 in facilities and internal IT related costs. Sales and marketing expenses increased $11.1 million, or 41%, during fiscal 2007 compared to fiscal 2006. The increase in total sales and marketing expenses in fiscal 2007 was primarily attributable to the increase in salaries and related expenses of $8.2 million, increases of $1.4 million in public relations and direct marketing costs and costs associated with our re-branding initiative, $800,000 in facilities and internal IT related costs and $482,000 in travel expenses. Salaries and related expenses in fiscal 2007 reflect additional headcount from Centra for the full fiscal year, increases of $1.7 million in sales commissions on additional revenue and $868,000 in stock-based compensation.

General and administrative. General and administrative expenses increased $2.3 million, or 18%, during fiscal 2008 compared to fiscal 2007. This increase is primarily due to an increase of $1.5 million in salaries and related benefit expenses and an increase in stock based compensation expense of $567,000. Included in the stock based compensation expense was a non-cash charge of $632,000 related to an amended employment agreement, which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. General and administrative expenses increased $3.7 million, or 43%, during fiscal 2007 compared to fiscal 2006.This increase is primarily due to an increase of $2.7 million in salaries and related expenses, including $634,000 in stock-based compensation and increases of $1.3 million in consulting and professional services fees, $440,000 in bad debt expense and $297,000 in facility restructuring charges, partially offset by a decrease of $673,000 in facilities and internal IT related costs. The increase in salaries and related expenses in fiscal 2007 compared to fiscal 2006 reflects additional headcount from Centra for the full fiscal year.

Amortization of purchased intangible assets. Amortization of purchased intangible assets totaled $2.5 million in fiscal 2008 and fiscal 2007 and $1.3 million in fiscal 2006. The increase from fiscal 2006 to fiscal

2007 was due to the full year of amortization of intangible assets acquired in our purchases of Centra. Future amortization expense over each of the next five years is currently expected to range from $3.7 million in fiscal 2009 through $1.8 million in fiscal 2012. We periodically review our intangible assets and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

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

	Years ended May 31,
	2008	2007	2006
	(in thousands)
Cost of revenues	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
General and administrative	—	(211)	358

Total	$—	$(211)	$358

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

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net increased by $473,000 to $626,000 in fiscal 2008 from $153,000 in fiscal 2007. The increase was primarily due to gains from realized and unrealized foreign currency transactions with large fluctuations specifically in India and between the British pounds and European Union euros. Interest income and other, net increased to income of $11,000 to $153,000 in fiscal 2007 from $164,000 in fiscal 2006. The decrease was primarily due to less interest income from lower average cash balances during fiscal 2007.

Interest expense

Interest expense was $160,000 in fiscal 2008, $470,000 in fiscal 2007 and $431,000 in fiscal 2006. The decrease in interest expense during fiscal 2008 compared to fiscal 2007 was primarily due to the interest related to lower average debt balance and lower average interest rates for the debt . The increase in interest expense during fiscal 2007 compared to fiscal 2006 was primarily due to the interest related to higher interest rates under the bank credit facility during fiscal 2007.

Provision for income taxes

From inception to May 31, 2007, we incurred net losses for federal and state tax purposes. Income tax expense from inception to May 31, 2007 have consisted entirely of foreign income tax expense incurred as a result of local country profits. The provision for income taxes recorded in 2008 was comprised primarily of foreign income taxes and also included a provision for federal alternative minimum tax and state income taxes. We recorded income tax expense of $1.3 million in fiscal 2008, $341,000 in fiscal 2007 and $285,000 in fiscal 2006.

The tax return of another of our subsidiaries was under examination as of May 31, 2007. During June 2007, we settled with the tax authorities agreeing to pay approximately $275,000 to settle all outstanding claims.

We have recorded a valuation allowance for the full amount of the net deferred tax assets, as we believe it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2008. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Except for one quarter, we have incurred net losses on a GAAP basis in each quarter since inception. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2008	Feb 28, 2008	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb 28, 2007	Nov 30, 2006	Aug 31, 2006
	(in thousands, except per share data)
Revenues:
License	$5,607	$6,000	$5,704	$4,730	$5,035	$4,482	$6,916	$6,188
License updates and product support	8,842	8,483	8,950	8,817	8,376	8,262	7,699	7,007
OnDemand	4,678	4,583	4,503	4,427	4,333	4,258	3,784	3,549
Professional services	9,052	8,348	7,575	7,478	7,881	7,884	7,798	6,415

Total revenues	28,179	27,414	26,732	25,452	25,625	24,886	26,197	23,159
Cost of revenues	10,807	10,237	9,425	9,755	9,727	9,452	9,146	8,614

Gross profit	17,372	17,177	17,307	15,697	15,898	15,434	17,051	14,545
Operating expenses:
Research and development	4,215	4,060	4,015	4,208	4,373	3,930	4,517	4,232
Sales and marketing	8,379	8,489	10,436	9,267	10,441	9,322	9,510	9,044
General and administrative	3,910	3,608	3,284	3,807	3,540	2,661	3,144	2,992
In-process research and development	—	—	—	—	—	—	—	—
Amortization of purchased intangible assets	636	634	634	634	636	634	634	634

Total operating expenses	17,140	16,791	18,369	17,916	18,990	16,547	17,805	16,902
(Loss) income from operations	232	386	(1,062)	(2,219)	(3,092)	(1,113)	(754)	(2,357)
Interest income (expense) and other, net	242	(83)	160	(19)	(117)	(13)	(117)	(70)

(Loss) income before provision for income taxes	474	469	(902)	(2,238)	(3,209)	(1,126)	(871)	(2,427)
Benefit (provision) for income taxes	(784)	(311)	(132)	(118)	70	(112)	(135)	(164)

Net (loss) income	$(310)	$158	$(1,034)	$(2,356)	$(3,139)	$(1,238)	$(1,006)	$(2,591)

Basic and diluted net (loss) income per share	$(0.01)	$0.01	$(0.04)	$(0.08)	$(0.11)	$(0.04)	$(0.03)	$(0.09)

Shares used in computing basic net (loss) income per share	29,123	29,102	29,003	28,859	28,778	28,662	28,517	28,210

Shares used in computing diluted net (loss) income per share	29,123	29,373	29,003	28,859	28,778	28,662	28,517	28,210

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

Factors that could affect our quarterly operating results are described under the caption Item: 1A Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended May 31,
	2008	2007	2006
	(in thousands)
Cash provided by (used in) operating activities	$5,052	$(2,453)	$87
Cash (used in) provided by investing activities	(3,327)	(2,949)	7,222
Cash (used in) provided by financing activities	(3,069)	189	392
Effect of exchange rate changes on cash and cash equivalents	(120)	272	(80)

We have funded our operations through financing activities and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of May 31, 2008, we had $16.6 million in available cash and cash equivalents.

Cash Provided By (Used In) Operating Activities

Cash provided by operating activities was $5.1 million in fiscal 2008 compared to cash used in operating activities of $2.5 million in fiscal 2007. The increase in fiscal 2008 is primarily a result of adjusting our net loss of $3.5 million for non-cash expenses related to stock-based compensation of $3.0 million and depreciation and amortization of $5.9 million, as well as an increase in deferred revenue of $1.8 million. These increases to our cash provided by operating activities were partially offset by a decrease in accounts payable of $805,000 and an increase in accounts receivable of $870,000.

Cash used in operating activities was $2.5 million in fiscal 2007 compared to cash provided by operating activities of $87,000 in fiscal 2006. The decrease is primarily a result of our net loss for the fiscal year of $8.0 million, adjusted for non-cash expenses related to stock-based compensation of $2.2 million and depreciation and amortization of $5.5 million, as well as a decrease in accounts payable of $4.0 million and an increase in accounts receivable of $2.3 million partially offset by an increase in deferred revenue of $5.2 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 79 days at May 31, 2008 compared to 75 days at May 31, 2007 and 80 days at May 31, 2006. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts. Our DSO increased during fiscal 2008 due in part to each of these factors and primarily impacted by the timing of our billing of our professional services revenues.

Cash (Used In) Provided By Investing Activities

Cash used in investing activities of $3.3 million in fiscal 2008 compared to $2.9 million in fiscal 2007 was to purchase additional equipment for use in our operations. Cash provided by investing activities of $7.2 million in fiscal 2006 was primarily attributable to the net cash acquired through the acquisition of Centra of $8.4 million, offset by purchases of property and equipment of approximately $1.2 million.

Cash (Used In) Provided By Financing Activities

Cash used in financing activities decreased in fiscal 2008 to $3.1 million compared to cash provided by financing activities of $189,000 in fiscal 2007. The decrease included $4.2 million in repayments of borrowings under our credit facilities and equipment term loans in fiscal 2008 and proceeds from the issuance of our stock under our stock-based compensation plans of $1.2 million. The cash provided during fiscal 2007 included proceeds from the issuance of our stock under our stock-based compensation plans of $1.5 million, partially offset by the net repayment of $1.1 million on our term credit and equipment facility. Cash provided by financing activities of $392,000 in fiscal 2006 included proceeds from the issuance of our stock under our stock-based compensation plans of $1.0 million, partially offset by the net repayment of $604,000 on our term credit facility.

Contractual Obligations and Commitments

As of May 31, 2008, we did not have any material commitments for capital leases. Our principal commitment consisted of obligations under operating leases and our credit facility. On January 31, 2006, we entered into a new credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. As of May 31, 2008, we had no borrowings on the term loan and $629,000 on the equipment facility.

The credit facility is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: encumber our intellectual property, incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2008, we were in compliance with the liquidity and EBITDA covenants. If we violate any of these amended restrictive covenants or otherwise breach the credit facility agreement, we may be required to repay the obligations under the credit facility prior to their stated maturity date, our ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by us.

The following table summarizes our contractual obligations at May 31, 2008 and the effect these obligations are expected to have on our liquidity and cash flows in future periods. Of the $21.2 million in operating leases, $42,000 is included in accrued restructuring charges as of May 31, 2008.

	Payments due by fiscal year
	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
	(in thousands)
Contractual obligations:
Long-Term debt obligations	$720	$467	$253	$—	$—	$—	$—
Operating lease obligations	21,190	3,712	3,640	3,736	3,765	3,426	2,911
Other long-term liabilities	315	105	105	105	—	—	—

Total	$22,225	$4,284	$3,998	$3,841	$3,765	$3,426	$2,911

As of May 31, 2008, we did not have any significant purchase obligations for goods or services that are enforceable and legally binding.

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

Off-Balance Sheet Arrangements

As of May 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On January 31, 2006, we entered into a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, we amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (5.25% at May 31, 2008) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. Variable interest rates may produce more expense than expected if interest rates rise. A 0.5% change in interest rates would not be significant. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

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

As of May 31, 2008, we had no borrowings under the term loan, $629,000 outstanding under the equipment facility and no borrowings outstanding under the receivables borrowing base revolving credit line. As of May 31, 2008, we were in compliance with the liquidity covenant and the EBITDA covenant.

At May 31, 2008, we had cash and cash equivalents totaling $16.6 million. Of this amount, approximately $12.4 million was invested in accounts bearing variable interest rates of between 0.23% and 5.30%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not be significant.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when re-measured and translated in U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During fiscal 2008, our total realized and unrealized gains due to movements in foreign currencies, primarily Australian dollars, British pounds, European Union Euros, Japanese yens and Indian Rupees, was $406,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007, Saba Software Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 1 to the consolidated financial statements, in fiscal 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saba Software, Inc.’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited Saba Software’s Internal Control over Financial Reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saba Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Saba Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008 of Saba Software, Inc. and our report dated August 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 13, 2008

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,624	$18,088
Restricted cash	360	500
Accounts receivable (net of allowance for doubtful accounts of $309 at May 31, 2008 and $420 at May 31, 2007)	22,095	20,905
Prepaid expenses and other current assets	2,893	2,767

Total current assets	41,972	42,260
Property and equipment, net	5,239	3,669
Goodwill	37,708	38,293
Purchased intangible assets, net	12,459	16,414
Other assets	1,553	977

Total assets	$98,931	$101,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,017	$4,772
Accrued compensation and related expenses	5,912	5,746
Accrued expenses	4,568	5,949
Deferred revenue	29,257	27,886
Current portion of debt and lease obligations	658	2,664

Total current liabilities	44,412	47,017
Deferred revenue	2,028	1,598
Other long-term liabilities	1,386	—
Accrued rent	2,363	2,769
Debt and lease obligations, less current portion	254	2,328

Total liabilities	50,443	53,712
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at May 31, 2008 and 2007 none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,227,656 and 28,908,612 shares issued at May 31, 2008 and 2007	30	29
Additional paid-in capital	255,637	251,408
Treasury stock: 102,997 shares at May 31, 2008 and 2007, at cost	(232)	(232)
Accumulated deficit	(206,875)	(203,333)
Accumulated other comprehensive income (loss)	(72)	29

Total stockholders’ equity	48,488	47,901

Total liabilities and stockholders’ equity	$98,931	$101,613

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2008	2007	2006
Revenues:
License	$22,041	$22,621	$20,528
License updates and product support	35,092	31,344	21,034
OnDemand	18,191	15,924	6,244
Professional services	32,453	29,978	23,341

Total revenues	107,777	99,867	71,147
Cost of revenues:
Cost of license	839	1,196	733
Cost of license updates and product support	8,900	8,558	4,790
Cost of OnDemand	7,232	5,025	2,500
Cost of professional services	22,075	20,982	16,795
Amortization of acquired developed technology	1,178	1,178	393

Total cost of revenues	40,224	36,939	25,211

Gross profit	67,553	62,928	45,936
Operating expenses:
Research and development	16,498	17,052	14,392
Sales and marketing	36,571	38,317	27,229
General and administrative	14,609	12,337	8,636
In-process research and development	—	—	760
Amortization of purchased intangible assets	2,538	2,538	1,298

Total operating expenses	70,216	70,244	52,315

Loss from operations	(2,663)	(7,316)	(6,379)
Interest income and other, net	626	153	164
Interest expense	(161)	(470)	(431)

Loss before provision for income taxes	(2,198)	(7,633)	(6,646)
Provision for income taxes	(1,344)	(341)	(285)

Net loss	$(3,542)	$(7,974)	$(6,931)

Basic and diluted net loss per share	$(0.12)	$(0.28)	$(0.33)

Shares used in computing basic and diluted net loss per share	29,016	28,541	20,898

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at May 31, 2005	—	$—	17,987,247	$18	$209,621	$—	(102,997)	$(232)	$(188,428)	$(145)	$20,834
Issuance of common stock under employee stock purchase plan	—	—	56,121	—	182	—	—	—	—	—	182
Issuance of common stock in connection with exercise of stock options	—	—	233,098	1	792	—	—	—	—	—	793
Issuance of common stock in connection with the acquisition of Centra	—	—	10,367,406	10	37,810	—	—	—	—	—	37,820
Cancellation of escrow shares from the acquisition of THINQ	—	—	(134,389)	—	(689)	—	—	—	—	—	(689)
Net Loss	—	—	—	—	—	—	—	—	(6,931)	—	(6,931)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(162)	(162)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,093)

Balance at May 31, 2006	—	—	28,509,483	29	247,716	—	(102,997)	(232)	(195,359)	(307)	51,847
Issuance of common stock under employee stock purchase plan	—	—	72,890	—	265	—	—	—	—	—	265
Issuance of common stock in connection with exercise of stock options	—	—	326,273	—	1,225	—	—	—	—	—	1,225
Stock-based compensation	—	—	—	—	2,202	—	—	—	—	—	2,202
Cancellation of escrow shares from the acquisition of THINQ	—	—	(34)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(7,974)	—	(7,974)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	336	336

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,458)

Balance at May 31, 2007	—	—	28,908,612	29	251,408	—	(102,997)	(232)	(203,333)	29	47,901
Issuance of common stock under employee stock purchase plan	—	—	88,955	1	362	—	—	—	—	—	363
Issuance of common stock in connection with exercise of stock options	—	—	230,089	—	857	—	—	—	—	—	857
Stock-based compensation	—	—	—	—	3,010	—	—	—	—	—	3,010
Net loss	—	—	—	—	—	—	—	—	(3,542)	—	(3,542)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(101)	(101)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3,643)

Balance at May 31, 2008	—	$—	29,227,656	$30	$255,637	$—	(102,997)	$(232)	$(206,875)	$(72)	$48,488

See accompanying Notes to Consolidated Financial Statements

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2008	2007	2006
Operating activities:
Net loss	$(3,542)	$(7,974)	$(6,931)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,908	1,478	836
Amortization of purchased intangible assets	3,955	4,036	1,864
Write-off of in-process research and development	—	—	760
Stock-based compensation	3,010	2,202	—
Loss on disposal of property and equipment	—	23	8
Write off of prepaid royalties	—	170	—
Changes in operating assets and liabilities:
Accounts receivable	(870)	(2,275)	1,026
Prepaid expenses and other current assets	(93)	(133)	119
Other assets	9	72	25
Accounts payable	(805)	(4,023)	2,207
Accrued compensation and related expenses	(82)	(419)	873
Accrued expenses	(40)	(792)	(5,648)
Deferred revenue	1,798	5,247	5,143
Accrued rent	(196)	(65)	(195)

Net cash provided by (used in) operating activities	5,052	(2,453)	87
Investing activities:
Purchases of property and equipment	(3,467)	(2,949)	(1,242)
Proceeds from restricted cash	140	—	24
Cost of acquisitions, net of cash acquired	—	—	8,440

Net cash (used in) provided by investing activities	(3,327)	(2,949)	7,222
Financing activities:
Proceeds from issuance of common stock under employee stock plans	1,220	1,490	975
Borrowings under credit facility, net of issuance costs	—	4,000	6,624
Repayments on borrowings under the credit facility	(4,189)	(6,167)	(7,228)
Borrowings under the equipment credit facility	—	1,192	—
Repayments on the equipment credit facility	—	(165)	—
Borrowings under equipment term loans	—	—	163
Repayments under equipment term loans	(68)	(63)	(15)
Repayments of notes payable	(32)	(98)	(127)

Net cash (used in) provided by financing activities	(3,069)	189	392

Effect of exchange rate changes on cash and cash equivalents	(120)	272	(80)
(Decrease) increase in cash and cash equivalents	(1,464)	(4,941)	7,621
Cash and cash equivalents, beginning of period	18,088	23,029	15,408

Cash and cash equivalents, end of period	$16,624	$18,088	$23,029

Supplemental disclosure of non-cash transactions:
Common stock issued for acquisitions, net of cancellations	$—	$—	$37,131

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$523	$155	$55

Cash paid for interest	$158	$453	$392

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Beginning Balance	Additions charged to Operations	Write-Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2006	$329	166	381	$114
May 31, 2007	$114	455	167	$402
May 31, 2008	$402	166	259	$309

Accounts receivable includes amounts earned but unbilled of $2.6 million and $4.9 million at May 31, 2008 and 2007. At May 31, 2008 and 2007, there were no customers accounting for more than 10% of Saba’s accounts receivable balance.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Development Costs

Saba accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2008, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 effective June 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a cumulative adjustment to the June 1, 2007 balance of retained earnings

Stock Options and Equity Instruments Exchanged for Services

The Company has share-based payment award plans for its employees and directors that are described fully in Notes 7 and 8. The share-based compensation expenses associated with awards under these plans in fiscal 2008 and 2007 are recorded in accordance with SFAS No. 123–Revised 2004 (“SFAS 123R”), Share-Based Payment, as discussed in Note 7.

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards. The Company elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of share options on the dates of grant, consistent with that used for pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation.

The Company elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this transition method, share-based compensation is recognized for all new and unvested share-based awards that are ultimately expected to vest as the requisite service is rendered beginning June 1, 2006, the date of adoption. Share-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes share-based compensation using the straight-line method for all stock awards issued after June 1, 2006.

Beginning in 2006, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if the Company had always accounted for its share-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through May 31, 2006. As the Company does not expect to realize any of these benefits, due to operating losses, no such amounts have been recorded through May 31, 2008.

Prior to June 1, 2006, the Company accounted for its share-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, the Company generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of its options was equivalent to the market price of the Company’s common stock on the date of grant. However, the Company recorded share-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of share-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, the Company reduced pro forma share-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption SFAS 123R. See Note 7 for information on the impact of the Company’s adoption of SFAS 123R and the assumptions the Company used to calculate the fair value of share-based employee compensation.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net loss	$(3,542)	$(7,974)	$(6,931)
Weighted-average shares of common stock outstanding	29,016	28,541	20,898

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,016	28,541	20,898

Basic and diluted net loss per share	$(0.12)	$(0.28)	$(0.33)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options to purchase common stock not included above of 242,296, 948,093 and 509,101 at May 31, 2008, 2007 and 2006, respectively. The common equivalent shares from options would be

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined using the treasury stock method. In addition, potentially dilutive stock options representing 3.5 million, 2.0 million and 1.7 million shares of common stock for the years ended May 31, 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted net loss per share because they have exercise prices, higher than the average stock price during the respective periods and their inclusion would be anti-dilutive under the treasury stock method.

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

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of SOP 97-2 are satisfied. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of SOP 97-2 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual license of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $102,000, $58,000 and $16,000 in fiscal 2008, 2007 and 2006, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is reported in the accompanying statement of stockholders’ equity. Accumulated other comprehensive income (loss) is comprised of foreign currency translation activity as follows:

	May 31,
	2008	2007
	(in thousands)
Foreign currency translation gain (loss)	$(72)	$29

Accumulated other comprehensive income (loss)	$(72)	$29

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition of tax positions, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of June 1, 2007 and no material adjustment to retained earnings was required.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its consolidated financial statements.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. The staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB 110 was effective for the Company beginning January 1, 2008. The Company did not use the simplified method subsequent to December 31, 2007.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FAS 142-3 is effective for the Company beginning June 1, 2009.

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006. The results of operations for Centra are included in the statement of operations of the Company for the period from February 1, 2006 through May 31, 2006 and thereafter.

The total purchase price was $62.3 million, including acquisition related transaction costs, and is comprised of $37.8 million of Saba common stock, $19.4 million in cash and $5.1 million of cash to pay various transaction costs. The purchase price was allocated to Centra’s assets based on fair values at the time of the transaction. Saba allocated $23.1 million to goodwill, $18.1 to identifiable intangible assets and assumed $14.0 million of Centra’s liabilities. Saba also received $27.7 million in cash, $6.1 million in prepaid and other assets and $0.9 million of property and equipment.

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

During fiscal 2007, the Company increased the goodwill recorded in connection with this acquisition by $205,000, primarily to account for changes in estimates related to the restructuring costs associated with Centra’s operations. During fiscal 2008, the Company decreased the goodwill recorded by $426,000 to record deferred tax assets for net operating losses not previously recognized in connection with this transaction.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    Property and Equipment

Property and equipment consists of the following (in thousands):

	May 31,		Estimated Useful Lives
	2008	2007
	(in thousands)
Computer equipment	$15,058	$11,978	1 to 3 Years
Office furniture and fixtures	1,923	1,848	5 Years
Leasehold improvements	1,401	1,502	1 to 5 Years
Construction in process	307	152	—

	18,689	15,480
Less accumulated depreciation and amortization	(13,450)	(11,811)

	$5,239	$3,669

5.    Purchased Intangible assets and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2008			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,040)	8,880	6.3 Years
Tradenames	820	(383)	437	5 Years
Acquired developed technology	5,890	(2,749)	3141	5 Years

Total	$22,370	$(9,911)	$12,459

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2007			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer backlog	$740	$(500)	$240	2.4 Years
Customer relationships	14,920	(3,666)	11,254	6.3 Years
Tradenames	820	(219)	601	5 Years
Acquired developed technology	5,890	(1,571)	4,319	5 Years

Total	$22,370	$(5,956)	$16,414

Amortization expense related to purchased intangible assets was $3,955,000, $4,035,000 and $1,864,000 in fiscal 2008, 2007 and 2006, respectively. The total expected future amortization related to purchased intangible assets will be approximately $3,716,000, $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2009 through 2012, respectively.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize the cost of goodwill; rather, it examines goodwill each year for impairment and adjusts the carrying value downward if impairment is discovered. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba’s reporting unit equates to its business segment as discussed in Note 11. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2008, Saba performed the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2008, 2007 and 2006 are as follows and described in Note 3:

Net Carrying Amount
(in thousands)
Goodwill, as of May 31, 2005	$15,164
Adjustments to goodwill related to the THINQ acquisition	(279)
Add: Goodwill related to the Centra acquisition	23,279

Goodwill, as of May 31, 2006	38,164
Adjustments to goodwill related to the THINQ acquisition	(76)
Adjustments to goodwill related to the Centra acquisition	205

Goodwill, as of May 31, 2007	38,293
Adjustments to goodwill related to the Centra acquisition	(585)

Goodwill, as of May 31, 2008	$37,708

6.    Debt and Lease Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. On January 31, 2006, the Company entered into a new credit facility with the bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, and (ii) a receivables borrowing base revolving credit line in an aggregate principal

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services. In November 2006, the Company amended the credit facility to add an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of May 31, 2008, the Company had no borrowings on the term loan and outstanding obligations of $629,000 on the equipment facility. As of May 31, 2008, there were no borrowings and $7.1 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property, incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes stock-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment. As of May 31, 2008, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to May 31, 2008, the Company and the bank entered into a waiver and amendment to the loan agreement providing for (i) a waiver of the Company’s non-compliance with the EBITDA covenant at May 31, 2008 and (ii) a reduced EBITDA covenant for the quarter ending August 31, 2008. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. See Note 15, Subsequent Events for more discussion of this matter.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. Rent expense was $4.6 million, $4.4 million and $4.6 million in fiscal 2008, 2007 and 2006, respectively. Rent expense under certain of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Saba’s future minimum lease payments and principal payments under debt obligations as of May 31, 2008. Of the $22.2 million in operating leases, $42,000 is included in accrued restructuring charges as of May 31, 2008.

	Payments due by fiscal year
	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
	(in thousands)
Contractual obligations:
Long-term debt obligations	$720	$467	$253	$—	$—	$—	$—
Operating lease obligations	21,190	3,712	3,640	3,736	3,765	3,426	2,911
Other long-term liabilities	315	105	105	105	—	—	—

Total	$22,225	$4,284	$3,998	$3,841	$3,765	$3,426	$2,911

7.    Share-based Compensation

On June 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method allowed by that statement. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had and will have a material impact on the Company’s consolidated results of operations.

Summary of Assumptions

Prior to June 1, 2006, the Company applied the intrinsic value recognition and measurement principles of APB 25, in accounting for share-based incentives. Accordingly, the Company was not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. The Company was also not required to record compensation expense in connection with its 2000 Employee Stock Purchase Plan (“ESPP”) as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. Effective June 1, 2006, the Company’s adoption of the fair value recognition provisions of SFAS 123R, as interpreted by SAB 107 using the modified prospective transition method resulted in the recognition of share-based compensation expense for the fiscal year ended May 31, 2007 which included: (a) compensation expense for all share-based instruments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based instruments granted on or after June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted by applying the simplified method in accordance with SAB 107, which provides supplemental implementation guidance for SFAS 123R. On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS 123R. The staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB 110 was effective beginning January 1, 2008. We did not use the simplified method subsequent to December 31, 2007. The Company estimates the volatility of its common share-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the awards granted under the Company’s stock option plans and stock purchased under the ESPP:

	Years ended May 31,
	2008	2007	2006
Stock Option Plans:
Expected life (years)	3.8	4.1	2.5
Risk-free interest rate	3.5%	4.7%	5.1%
Dividend yield	0%	0%	0%
Expected volatility	49%	66%	49%
Employee Stock Purchase Plan:
Expected life (years)	0.5 -2.0	0.5 -2.0	0.5
Risk-free interest rate	4.6%	4.9%	5.3%
Dividend yield	0%	0%	0%
Expected volatility	46%	45%	44%

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the fiscal year ended May 31, 2008.

	Years Ended May 31,
	2008	2007
	(in thousands, except per share data)
Cost of revenues	$399	$286
Research and development	467	414
Sales and marketing	939	868
General and administrative	1,204	634

Share-based compensation expense included in net loss	$3,009	2,202

Effect of share-based compensation on net loss per share:
Basic and diluted	$(0.13)	$(0.08)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Years Ended May 31,
	2008	2007
	(in thousands)
Stock options	$2,799	$2,055
Employee stock purchase plan	210	147

Total share-based compensation	$3,009	$2,202

Comparable Disclosures

The following table presents the pro forma effect of share-based compensation in prior years on the Company’s net loss if it had accounted for its stock options under the fair value method of accounting as required by SFAS 123R:

Year Ended May 31, 2006
(in thousands, except per share amounts)
Net loss as reported	$(6,931)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,604)

Adjusted net loss	$(12,535)

Basic and diluted net loss per share as reported	$(0.33)

Adjusted basic and diluted net loss per share	$(0.60)

The Company did not recognize any tax benefits related to its share-based compensation plans in fiscal 2008 as it reported no taxable income from its operation for United States tax purposes.

Included in the share based compensation expense was a one-time non-cash charge of $631,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on current circumstances. The current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

8.    Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2008 Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	4,869,256
Stock options available for future grant	1,448,519
Employees stock purchase plan	843,324
THINQ customer earn-out (1)	100,000

7,261,099

(1)	Although reserved at May 31, 2008, no shares will be issued pursuant to the THINQ customer earn-out.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. Shares issued under the ESPP were 88,955 during fiscal 2008 and 73,390 during fiscal 2007. As of May 31, 2008, 843,324 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,807 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options (110% in certain circumstances)and not less than 85% of fair market value for non-statutory stock options. Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2008, shares are no longer available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. As of May 31, 2008, 1,364,143 shares were available for issuance under the 2000 Plan.

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share
Balance, May 31, 2005	2,218,264	$6.58
Granted	2,527,650	$4.63
Exercised	(233,098)	$3.53
Canceled	(580,712)	$8.10

Balance, May 31, 2006	3,932,104	$5.28
Granted	2,485,782	$6.17
Exercised	(326,273)	$3.66
Canceled	(1,376,986)	$7.44

Balance, May 31, 2007	4,714,627	$5.23
Granted	2,004,725	$4.84
Exercised	(230,089)	$3.73
Canceled	(1,620,007)	$5.58

Balance, May 31, 2008	4,869,256	$5.03

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of May 31, 2008 is as follows:

Options Outstanding
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
				Number	Weighted-Average Exercise Price
$ 0.00 - $ 3.50	214,524	0.8	$2.48	214,524	$2.48
$ 3.51 - $ 3.75	434,972	2.7	$3.64	301,503	$3.62
$ 3.76 - $ 3.85	338,663	1.8	$3.78	338,663	$3.78
$ 3.86 - $ 4.19	231,326	3.0	$4.14	172,388	$4.14
$ 4.20 - $ 5.00	1,337,110	3.6	$4.72	322,877	$4.67
$ 5.01 - $ 5.50	729,695	3.5	$5.15	155,158	$5.11
$ 5.51 - $ 6.35	875,336	4.4	$6.19	307,872	$6.16
$ 6.36 - $ 7.00	589,680	3.6	$6.40	297,927	$6.40
$ 7.01 - $117.50	81,950	0.1	$8.47	81,950	$8.47

	4,869,256	3.3	$5.03	2,192,862	$4.75

The Company defines in-the-money stock options outstanding or vested at May 31, 2008 as options that had exercise prices that were lower than the $3.82 market price of its common stock at that date. The intrinsic value of exercised options is the difference between the market price and the exercise price multiplied by the total number of shares issued on the date of the exercise. The total intrinsic value of options exercised during fiscal 2008 was $227,702. The total fair value of shares vested (exercised and unexercised) during fiscal 2008 was $9.2 million. The aggregate intrinsic value of in-the-money options outstanding at May 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock. At May 31, 2008, there were options to purchase 984,000 shares that were in-the-money, of which 851,000 options were exercisable at that date. The total intrinsic value of in-the-money options outstanding at May 31, 2008 was $380,000 of which $362,000 was related to exercisable options.

The Company recorded $3.0 million in stock-based compensation expense before income tax benefits during the fiscal year ended May 31, 2008 for stock options granted and shares purchased under the ESPP in its consolidated statement of operations. As of May 31, 2008, the Company had a total of $3.6 million of unrecognized compensation expense before income tax benefits related to non-vested stock-based compensation arrangements granted under all of its equity compensation plans. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and other factors. The Company expects to recognize this cost over a weighted average period of 1.7 years.

9.    Income Taxes

The provision for income taxes is comprised of the following

	Years ended May 31,
	2008	2007	2006
	(in thousands):
Current:
Federal	$34	$—	$—
States	46	39	285
Foreign	676	302	—

	756	341	285
Deferred:
Federal	588	—	—
States	—	—	—

Total provision	$1,344	$341	$285

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loss before provision for income taxes for the years ended May 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years ended May 31,
	2008	2007	2006
United States	$(3,901)	$(8,476)	$(7,147)
Foreign	1,703	843	501

	$(2,198)	$(7,633)	$(6,646)

The Company has not provided U.S. taxes on certain non-U.S. subsidiaries for which the earnings are permanently reinvested. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	May 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$78,758	$79,459
Deferred revenue	783	914
Accruals	2,053	1,736
Property, equipment and purchased intangible assets	1,148	1,587
Tax credit carryforwards	4,433	4,389
SFAS 123R	504	334
Valuation allowance	(82,708)	(82,070)

Total deferred tax assets	4,972	6,349
Deferred tax liabilities:
Purchased intangible assets	(4,846)	(6,336)
Other	(126)	(13)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax has been established to reflect these uncertainties. The valuation allowance increased by $638,000 in fiscal 2008, and increased $5.9 million in fiscal 2007, respectively. Approximately $4.0 million of the valuation allowance at May 31, 2008 is attributable to benefits of stock option deductions, which, if recognized, will be allocated directly to stockholders’ equity.

Approximately $15.4 million of the valuation allowance is attributable to net operating losses and credit carryforwards from business combinations, which if recognized will be credited to goodwill, other non-current intangible assets or stockholder’s equity.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statements of operations is as follows:

	Years ended May 31,
	2008	2007	2006
	(in thousands)
U.S. federal benefit at statutory rate	$(769)	$(2,672)	$(2,326)
State taxes, net of federal benefit	24	25	—
Foreign true-up	91	—	—
Net operating loss and temporary differences for which no benefit was realized	—	2,432	2,185
Change in valuation allowance	638	—	—
Foreign rate differential	(180)	35	104
Purchased in-process research and development	—	—	266
Amortization of share-based compensation	727	453	—
Use of acquired net operating losses	589	—	—
Tax Reserve	177	—	—
Nondeductible expenses and other	47	68	56

Total	$1,344	$341	$285

The Company's India subsidiary operates under a 10-year tax holiday which will expire in 2009. The net impact of the tax holiday is immaterial for Fiscal 2008.

As of May 31, 2008, the Company had net operating loss carryforwards of approximately $214 million for federal tax purposes and approximately $105 million for state tax purposes. Saba has California net operating loss carryforwards of approximately $42 million. Saba also has research credit carryforwards of approximately $2.7 million for federal tax purposes and approximately $2.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2010 through fiscal 2028. With the exeption of California, the state net operating loss carryforwards will expire in fiscal 2009 through 2029. The California net operating loss carryforward will expire in fiscal 2008 through 2019. The California state research credit will carry forward indefinitely. The Massachusetts research credit carryforward will expire beginning in 2015. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The aggregate changes in the balance of the gross unrecognized tax benefits were as follows (in thousands):

Gross unrecognized tax benefit as of June 1, 2007 (FIN 48 adoption date)	$7,348
Increase related to tax positions taken from prior fiscal years, including acquistions	43
Increase related to tax positions taken during Fiscal 2008	173
Settlements with tax authorities	(275)

Total gross unrecognized tax benefit as of May 31, 2008	$7,289

As of May 31, 2008, $819,000 of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognized interest and penalties related to uncertain tax positions in the provision for income tax line of the consolidated statements of operations of $142,000 during fiscal 2008. The gross amount of interest and penalties accrued as of May 31, 2008 was $646,000. Domestically, there are currently no examinations for U. S federal and state taxing authorities. The Company believes that, as of May 31,2008, the

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross unrecognized tax benefits could increase by as much as $181,000 in the next twelve months, related primarily to annual additional transfer pricing reserve and imputed interest and penalties on unrecognized tax benefit. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations, however, there can be no assurances as to the possible outcomes.

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

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31, 2008, 2007 and 2006. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Total Revenue			Long-Lived Assets
	2008	2007	2006	2008	2007
	(in thousands)
United States	$77,767	$66,384	$51,494	$54,657	$57,253
United Kingdom	12,789	11,842	12,978	—	—
Rest of the World	17,221	21,641	6,675	953	1,123

Total	$107,777	$99,867	$71,147	$55,610	$58,376

Long-lived assets located in the United Kingdom have been included in the Rest of the World classification.

Major Customers

For fiscal years 2008, 2007 and 2006, no customer accounted for greater than 10% of revenues.

12.    Litigation

Litigation Relating to the Company’s Initial Public Offering

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of partial settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Centra’s Initial Public Offering

Centra, certain of its former officers and directors and the managing underwriters of Centra’s initial public offering were named as defendants in an action filed in the District Court. The plaintiffs filed an initial complaint on December 6, 2001 and purported to serve the Centra defendants on or about March 18, 2002. The original complaint has been superseded by an amended complaint filed in April 2002. The action, captioned in re Centra Software, Inc. Initial Public Offering Securities Litigation, No. 01 CV 10988, is purportedly brought on behalf of the class of persons who purchased Centra’s common stock between February 3, 2000 and December 6, 2000. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that, in connection with Centra’s initial public offering in February 2000, the underwriters received undisclosed commissions from certain investors in exchange for allocating shares to them and also agreed to allocate shares to certain customers in exchange for the agreement of those customers to purchase additional shares in the aftermarket at pre-determined prices. The complaint asserts that Centra’s registration statement and prospectus for the offering were materially false and misleading due to their failure to disclose these alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against Centra under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra.

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the plaintiffs must notify the defendants and the Court by August 22, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The defendants may renew their motion to strike class allegations if the plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.

The Company, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Two individuals in Colorado excluded themselves from the class action settlement and each filed individual actions in Colorado state court. These same individuals filed similar actions against other issuers and their officers. The actions asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as common law fraud and intentional infliction of emotional distress. The complaints each sought compensation for a drop in stock price from the time of purchase to the time of sale and for alleged emotional distress. After litigation in the trial court and the court of appeals, the parties settled the matters for a nominal amount, and these matters were dismissed with prejudice on June 20, 2008.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. On July 17, 2008, the Patent Office issued an advisory action in the other reexamination proceeding confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. The Company therefore expects that a reexamination certificate will issue in due course that will cancel all of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, the Company will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by the Company

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the District Court has stayed the action pending the outcome of those proceedings. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

14.    Restructuring

During fiscal 2006, as part of the acquisition of Centra, management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities of Centra at January 31, 2006 were preliminarily estimated to be approximately $2.0 million. During fiscal 2006, additional costs related to facilities were identified and accrued as of May 31, 2006. These costs were included as part of the Centra preliminary purchase price allocation. During the year ending May 31, 2007, management made certain additional

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments to the accrued Centra Restructuring, including an additional accrual for abandoned facilities related to a change in estimates used to calculate the accrual and settlement of employee termination benefits. The components of accrued restructuring charges and movements within these components through May 31, 2008 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of January 31, 2006	$1,415	$559	$1,974
Additions	—	159	159
Deductions—cash payments	(491)	(137)	(628)
Impact of exchange rates	3	12	15

Accrual as of May 31, 2006	927	593	1,520
Adjustments	(32)	312	280
Deductions—cash payments	(803)	(553)	(1,356)
Impact of exchange rates	—	2	2

Accrual as of May 31, 2007	92	354	446
Adjustments	(9)	—	(9)
Deductions—cash payments	(83)	(312)	(395)
Impact of exchange rates	—	—	—

Accrual as of May 31, 2008	$—	$42	$42

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

15.    Related Party Transactions

During fiscal 2008, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (Varian), Masimo Corporation (Masimo) and Duck Creek Technologies, Inc. (Duck Creek) in the aggregate amounts of $291,000, $102,000, and $32,000 respectively. At May 31, 2008, Saba’s accounts receivable included $29,000 due from Masimo, $20,000 due from Varian and $1,600 due from Duck Creek. The Executive Vice President of Varian, the Chairman and Chief Executive Officer of Masimo and a member of Duck Creek Boards of Directors serve as directors on Saba’s Board of Directors.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Saba’s management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that Saba’s internal control over financial reporting was effective as of May 31, 2008. The management’s assessment of the effectiveness of Saba’s internal control over financial reporting as of May 31, 2008 has been audited by Ernst and Young LLP, our independent registered public accounting firm, as stated in their report which appears on page 49 of this Annual Report on Form 10-K.

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 12, 2008

/s/ CAROL RICE-MURPHY Carol Rice-Murphy	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2008

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008.

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

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation and Related Information” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2008.

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

See Index to Exhibits on page 84.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board

Dated: August 12, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bobby Yazdani and Carol Rice-Murphy as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 12, 2008

/s/ CAROL RICE-MURPHY Carol Rice-Murphy	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2008

/s/ GEORGE DE URIOSTE George de Urioste	Director	August 12, 2008

/s/ JOE E. KIANI Joe E. Kiani	Director	August 12, 2008

/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr.	Director	August 12, 2008

/s/ DOW R. WILSON Dow R. Wilson	Director	August 14, 2008

EXHIBIT INDEX

Exhibit Number	Document

2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding (the “Subsidiary”), THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(9)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation (“Merger Sub 1”), Spruce Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”) and Centra Software, Inc., a Delaware corporation (“Centra”).

3.1(2)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(5)	Amended and Restated Bylaws of the Company effective as of August 10, 2004.

3.5(6)	Amendment to Amended and Restated Bylaws of the Company effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(7)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(7)	1997 Stock Incentive Plan.

*10.3(7)	Form of 2000 Stock Incentive Plan.

*10.4(7)	Form of 2000 Employee Stock Purchase Plan.

*10.5(8)	Form of Notice of Option Grant for Certain Executive Officers.

10.6(7)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.7(8)	Credit Agreement dated January 31, 2006 between Silicon Valley Bank and the Company.

10.10(10)	Purchase Agreement dated as of August 9, 2004, by and between the Company and the selling security holders named therein.

10.11(10)	Registration Rights Agreement dated as of August 9, 2004, by and between the Company and the selling security holders pursuant to this registration statement.

10.12(10)	Form of Warrant.

*10.13(11)	Summary of Director Compensation.

*10.14(8)	Employment agreement, effective February 1, 2006, by and between the Company and Bobby Yazdani.

*10.15(8)	Employment agreement, effective February 1, 2006, by and between the Company and Peter E. Williams III.

*10.16(12)	Letter Agreement, dated September 1, 2005, by and between the Company and Mark D. Frost.

*10.17(13)	Employment agreement, effective July 9, 2007, by and between the Company and Michael J. Martini.

*10.18(14)	Letter Agreement, dated July 6, 2007, by and between the Company and Mark D. Frost.

Exhibit Number	Document

*10.19(15)	Amendment to employment agreement, dated July 12, 2007, by and between the Company and Peter E. Williams III.

10.20(16)	Executive Officers’ Incentive Plan

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (See page 83.)

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carol Rice-Murphy, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Carol Rice-Murphy, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended April 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(5)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 8, 2007.

(7)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2006.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 3, 2006.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 17, 2005.

(13)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

(14)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

(15)	Incorporated by reference is the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 28, 2007.

*	Management contracts or compensatory plans or arrangements.