Form 10-Q
period 2008-08-31
SABA SOFTWARE INC
filed 2008-10-10
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

On September 30, 2008, 29,173,156 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2008	May 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,546	$16,624
Restricted cash	360	360
Accounts receivable, net	21,372	22,095
Prepaid expenses and other current assets	2,686	2,893

Total current assets	39,964	41,972
Property and equipment, net	5,798	5,239
Goodwill	37,674	37,708
Purchased intangible assets, net	11,530	12,459
Other assets	1,540	1,553

Total assets	$96,506	$98,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,442	$4,017
Accrued compensation and related expenses	5,571	5,912
Accrued expenses	4,489	4,568
Deferred revenue	28,296	29,257
Current portion of debt and lease obligations	725	658

Total current liabilities	44,523	44,412
Deferred revenue	1,431	2,028
Other long term liabilities	1,337	1,386
Accrued rent	2,445	2,363
Debt and lease obligations, less current portion	145	254

Total liabilities	49,881	50,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at August 31, 2008 and May 31, 2008; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,266,699 shares issued and outstanding at August 31, 2008 and 29,227,656 shares issued and outstanding at May 31, 2008	30	30
Additional paid-in capital	256,334	255,637
Treasury stock: 102,997 shares at August 31, 2008 and May 31, 2008, at cost	(233)	(232)
Accumulated deficit	(209,089)	(206,875)
Accumulated other comprehensive income	(417)	(72)

Total stockholders’ equity	46,625	48,488

Total liabilities and stockholders’ equity	$96,506	$98,931

*	Derived from audited financial statements included in The Company’s Annual Report on Form 10-K for the year ended May 31, 2008 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended
	August 31, 2008	August 31, 2007
Revenues:
License	$2,958	$4,730
License updates and product support	8,641	8,817
OnDemand	4,918	4,427
Professional services	8,782	7,478

Total revenues	25,299	25,452
Cost of revenues:
Cost of license	213	195
Cost of license updates and product support	2,207	2,221
Cost of OnDemand	2,426	1,631
Cost of professional services	5,916	5,414
Amortization of acquired developed technology	295	294

Total cost of revenues	11,057	9,755

Gross profit	14,242	15,697
Operating expenses:
Research and development	4,286	4,208
Sales and marketing	7,107	9,267
General and administrative	4,341	3,807
Amortization of purchased intangible assets	634	634

Total operating expenses	16,368	17,916
Loss from operations	(2,126)	(2,219)
Interest income and other, net	81	51
Interest expense	(10)	(70)

Loss before provision for income taxes	(2,055)	(2,238)
Provision for income taxes	159	118

Net loss	$(2,214)	$(2,356)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Shares used in computing basic and diluted net loss per share	29,151	28,859

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	August 31, 2008	August 31, 2007
Operating activities:
Net loss	$(2,214)	$(2,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	576	408
Amortization of purchased intangible assets	929	1,009
Share-based compensation expense	590	1,329
Loss on disposal of property and equipment	—	—
Changes in operating assets and liabilities:
Accounts receivable	330	(3,003)
Prepaid expenses and other current assets	167	(263)
Other assets	19	(194)
Accounts payable	1,492	(121)
Accrued compensation and related expenses	(165)	(545)
Accrued expenses	(63)	(19)
Accrued rent	184	(47)
Deferred revenue	(1,208)	128

Net cash provided by (used in) operating activities	637	(3,674)
Investing activities:
Purchases of property and equipment	(1,194)	(816)

Net cash used in investing activities	(1,194)	(816)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	107	635
Repayments on borrowings under credit facility	(100)	(2,341)
Repayments on note payable	(26)	(24)

Net cash used in financing activities	(19)	(1,730)
Effect of exchange rate changes on cash	(502)	(92)

Decrease in cash and cash equivalents	(1,078)	(6,312)
Cash and cash equivalents, beginning of period	16,624	18,088

Cash and cash equivalents, end of period	$15,546	$11,776

Supplemental disclosure of other cash flow information:
Cash paid out for income taxes, net of refunds	$196	$304

Cash paid for interest	$9	$70

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

The accompanying condensed consolidated balance sheet as of August 31, 2008 and the condensed consolidated statements of operations and cash flows for the three months ended August 31, 2008 and 2007, respectively, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2008, and the Company’s results of operations and cash flows for the three months ended August 31, 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of results for the entire fiscal year ending May 31, 2009 or for any future period.

The condensed consolidated balance sheet at May 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue. In arrangements that include professional services and OnDemand offerings, but not a license of the Company’s software, Saba recognizes consulting revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, Saba defers the direct costs related to the professional services and recognizes them ratably over the applicable service period. Saba categorizes deferred revenues and deferred costs on its condensed consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, Saba allocates the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of an arrangement. Saba’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

3. Share-Based Compensation

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience and, prior to December 31, 2007, by applying the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. We estimate the volatility of the Company’s common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate. The expected term of the employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the awards granted during the three months ended August 31, 2008 and 2007, respectively, under the Company’s stock option plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended
	August 31, 2008	August 31, 2007
Stock Options:
Expected volatility	49%	49%
Risk-free interest rates	2.86%	4.2%
Expected term (years)	3.8	4.1
Expected dividend yield	0%	0%
Employee Sock Purchase Plan:
Expected volatility	50%	43%
Risk-free interest rates	2.3%	4.9%
Expected term (years)	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended August 31, 2008 and 2007, respectively.

	Three months ended
(in thousands)	August 31, 2008	August 31, 2007
Cost of revenues	$103	$115
Research and development	107	148
Sales and marketing	196	250
General and administrative	184	816

Share-based compensation expense included in net loss	$590	$1,329

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in the share-based compensation expense allocated to general and administrative expense for the three months ended August 31, 2007 was a non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on the then current circumstances. Those current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

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

	Three months ended
(in thousands, except per share data)	August 31, 2008	August 31, 2007
Net loss	$(2,214)	$(2,356)

Weighted-average shares of common stock outstanding used in computing diluted net loss per share	29,151	28,859
Effect of dilutive employee stock options	—	—

Weighted-average shares of common stock used in computing diluted net loss per share	29,151	28,859

Basic net loss per share	$(0.08)	$(0.08)

Potentially dilutive stock options representing 4.0 million and 3.5 million shares of common stock for the three months ended August 31, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

5. Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended
(in thousands)	August 31, 2008	August 31, 2007
Net loss	$(2,214)	$(2,356)

Foreign currency translation loss	(345)	(27)

Comprehensive loss	$(2,559)	$(2,383)

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

There were no additions to intangible assets during the three months ended August 31, 2008. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2008			Weighted Average Useful Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,633)	8,287	6.3 Years
Tradenames	820	(424)	396	5 Years
Acquired developed technology	5,890	(3,043)	2,847	5 Years

Total	$22,370	$(10,840)	$11,530

	May 31, 2008			Weighted Average Useful Life
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,040)	8,880	6.3 Years
Tradenames	820	(383)	437	5 Years
Acquired developed technology	5,890	(2,749)	3,141	5 Years

Total	$22,370	$(9,911)	$12,459

The total expected future amortization related to purchased intangible assets will be approximately $2,787,000, for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2008 and concluded that goodwill was not impaired. Through the three months period ended August 31, 2008, there were no indicators of impairment of goodwill and intangible assets. The Company will complete its annual impairment assessment for fiscal year 2009 in the fourth quarter.

There were no changes to the carrying amount of goodwill for the three months ended August 31, 2008.

7. Debt and Other Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of August 31, 2008, the Company had no borrowings on the term loan and outstanding obligations of $530,000 on the equipment facility. As of August 31, 2008, there were no borrowings and $7.1 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes share-based compensation and includes the estimated revenue that would have been recorded related to Centra Software, Inc (“Centra”) deferred revenue fair value adjustment. As of August 31, 2008, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to August 31, 2008, the Company and the bank entered into a waiver for the Company’s non-compliance with the EBITDA covenant at August 31, 2008. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. Any of these events, were they to occur, would likely have a material and adverse effect on the Company’s business, financial condition and results of operations.

8. Restructuring

During fiscal 2006, as part of the acquisition of Centra management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. The components of accrued restructuring charges and movements within these components through August 31, 2008 for the Centra Restructuring were as follows:

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2007	$92	$354	$446
Adjustments	9	—	(9)
Deductions—cash payments	(83)	(312)	(395)

Accrual as of May 31, 2008	—	42	42
Deductions—cash payments	—	(18)	(18)
Adjustments	—	(24)	(24)

Accrual as of August 31, 2008	$—	$—	$—

The Company reversed all remaining unused amounts in the quarter in addition all activities are complete and no further action will be taken.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

10. Income Taxes

From inception through August 31, 2008, the Company has incurred net losses for federal and state tax purposes. Income tax expense for the three months ended August 31, 2008 and 2007, respectively, was $159,000, and $118,000, respectively. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

During the first quarter of fiscal year 2009, the unrecognized tax benefits decreased by $83,000. The decrease is mainly the result of the Company’s continuing effort to reserve for tax contingencies.

As of August 31, 2008 and May 31, 2008, respectively, the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

11. Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization.

12. Litigation

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Company, certain of its officers and directors, and certain underwriters of the Company’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased the Company’s common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by the Company and its officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the initial public offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the initial public offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the initial public offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the defendants. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s Board of Directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the plaintiffs must notify the defendants and the District Court by October 30, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The defendants may renew their motion to strike class allegations if the plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.

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

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets and liabilities;

•

Level 2: inputs other than Level 1 that are observable, either directly and indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of August 31, 2008 (Level 1 input is defined above):

Fair Value Measurements Using Input Type
(in thousands)	Level 1
Assets:
Money market funds	$6,590

Total financial assets	$6,590

Our valuation techniques used to measure the fair values of our money market funds were derived from quoted market prices.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amended the scope of SFAS No. 157. The Company adopted SFAS No. 157 except for those items specifically deferred under FSP No. FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements and the Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. FAS 142-3 is effective for the Company beginning June 1, 2009.

14. Related Party Transactions

During the three months ended August 31, 2008, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Duck Creek Technologies, Inc. (“Duck Creek”) in the aggregate amounts of $52,000 and $4,000 respectively. For the three months ended August 31, 2007, Saba licensed its software and sold related support and services to Varian and Masimo Corporation (“Masimo”) in the aggregate amounts of $116,000 and $6,000, respectively.

At August 31, 2008, Saba’s accounts receivable included $67,000 due from Varian and $29,000 due from Masimo. At May 31, 2008, Saba’s accounts receivable included $29,000 due from Masimo, $20,000 due from Varian and $1,600 due from Duck Creek. The Executive Vice President of Varian, the Chairman and Chief Executive Officer of Masimo and a member of the Duck Creek’s Board of Directors serve as directors on Saba’s Board of Directors.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting changes,

•	our expectation that the Patent Office will issue a reexamination certificate that will cancel all of the patent’s original claims and indicate that only the newly added claims are patentable.

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that OnDemand revenue will continue to grow for the foreseeable future,

•	our belief that license updates and product support revenue will continue to grow for the foreseeable future due to our expanded customer base,

•

our anticipation that a substantial majority of our customers will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our expectations regarding future levels of research and development expenses,

•	our expectations relating to future amortization expenses,

•	our expectations relating to future general and administrative expenses,

•	our anticipation that we will continue to experience long sales cycles,

•

our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months,

•	our expectations regarding future levels of sales and marketing expenses,

•	our anticipation that we will not pay any cash dividends in the foreseeable future;

(iii) in Part II, Item 1,

•	the resolution and effect of pending litigation,

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

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are:

•	defects and other problems with our products,

•	unanticipated adverse changes in the international markets,

•	incorrect estimates or assumptions,

•	unanticipated adverse results for pending litigation,

•	contraction of the economy and world markets,

•	lack of demand for information technologies from our customers,

•	requirements for increased spending in research and development,

•	unanticipated need for capital for operations,

•	lack of demand for our products,

•	negative effects of amortization rates

•	inability to accurately predict the impact of new accounting pronouncements,

•	unanticipated difficulties integrating and developing products acquired through acquisitions,

•	inability to introduce new products, and

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

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of August 31, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.0 million and $829,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets and in-process research and development, to the research and development, sales and marketing, and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries (including stock-based compensation), employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate communication, rent and depreciation costs to each of the functional areas that derive a benefit from such costs based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts, administrative and professional services fees.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While a number of accounting policies, methods and estimates affect our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee of our Board of Directors.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient VSOE to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of August 31, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.0 million and $829,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $21.4 million as of August 31, 2008. The allowance for doubtful accounts, which totaled $310,000 as of August 31, 2008, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill and other intangibles under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at August 31, 2008 and May 31, 2008 was $37.7 million, including $22.9 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. As of August 31, 2008, our purchased intangible assets balance was $11.5 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $2,787,000, for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively.

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

Share-based compensation. On June 1, 2006, we adopted SFAS 123R, Share-Based Payment, under the modified prospective method. SFAS 123R generally requires share-based payments to employees to be recognized in our consolidated statements of operations based on their fair values. Prior to June 1, 2006, we accounted for our share-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS 123R, Accounting for Stock-Based Compensation, as amended. Under APB 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. For pro forma disclosures of share-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma share-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the SEC issued SAB 107, which provides supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R.

Upon our adoption of SFAS 123R, we were required to estimate the awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, forfeitures in the future may differ. Under SFAS 123R, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of SFAS 123R, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We adopted SFAS No. 157 except for those items specifically deferred under FSP No. FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements and we are currently evaluating the impact of the full adoption of SFAS No. 157 on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Adoption of SFAS No. 159 did not have a material impact on our condensed consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our condensed consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP No. FAS 142-3 is effective for us beginning June 1, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2008 AND 2007

Revenues

	Three months ended
(dollars in thousands)	August 31, 2008	Percent of Total Revenues	August 31, 2007	Percent of Total Revenues
Revenues:
License	$2,958	12%	$4,730	19%
License updates and product support	8,641	34%	8,817	35%
OnDemand	4,918	19%	4,427	17%
Professional services	8,782	35%	7,478	29%

Total revenues	$25,299	100%	$25,452	100%

Total Revenues. Total revenues decreased by $152,000 during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. As a percentage of total revenues, revenues from customers outside the United States represented 27% for the three months ended August 31 2008 and 32% for the three months ended August 31, 2007.

License Revenue. License revenue decreased by $1.8 million, or 38%, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The decrease is primarily attributable to a continued shift from license to OnDemand transactions as well as contractual terms included in a number of license transactions signed during the quarter that precluded revenue recognition on those licenses.

License Updates and Product Support Revenue. License updates and product support revenue decreased by $176,000, or 2%, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The decrease is primarily attributable to higher license update and product support revenue in the three months ended August 31, 2007, related to reactivation of previously expired contracts, as renewal rates remained relatively constant for the past twelve months.

OnDemand Revenue. OnDemand revenue increased by $491,000, or 11%, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The increase is primarily attributable to a high rate of renewals coupled with the sale of additional OnDemand services over the past twelve months.

Professional Services Revenue. Professional services revenue increased by $1.3 million, or 18%, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The increase is due to increased demand for our consulting services from our expanded customer base.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	August 31, 2008	Percent of Total Revenues	August 31, 2007	Percent of Total Revenues
Cost of revenues:
Cost of license	$213	1%	$195	1%
Cost of license updates and product support	2,207	9%	2,221	9%
Cost of OnDemand	2,426	10%	1,631	6%
Cost of professional services	5,916	23%	5,414	21%
Amortization of acquired developed technology	295	1%	294	1%

Total cost of revenues	$11,057	44%	$9,755	38%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	August 31, 2008	August 31, 2007
Gross margin:
License (including amortization of acquired developed technology)	$2,450	$4,241
Percentage of license revenue	83%	90%
License updates and product support	6,434	6,596
Percentage of license updates and product support revenue	74%	75%
OnDemand	2,492	2,796
Percentage of OnDemand revenue	51%	63%
Professional services	2,866	2,064
Percentage of professional services revenue	33%	28%

Total	$14,242	$15,697
Percentage of total revenues	56%	62%

Cost of License Revenue. Cost of license revenue increased slightly during the three months ended August 31, 2008 when compared to the three months ended August 31, 2007 due to an increase in third party royalty costs. Gross margin on license revenue decreased to 83% during the three months ended August 31, 2008 from 90% during the three months ended August 31, 2007. The decrease in gross margin is the result of the decrease in license revenue while the cost of license revenue remained relatively flat.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue decreased slightly during the three months ended August 31, 2008 when compared to the three months ended August 31, 2007. Gross margin on license updates and product support was 74% during the three months ended August 31, 2008 and 75% during the three months ended August 31, 2007. The one point decrease in gross margins is due to slightly lower license update and product support revenue with a relatively flat cost of license update and product support.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased by $795,000, or 49%, during the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The increase in the cost of OnDemand revenue is primarily due to increases in external hosting fees of $211,000 to support our growing hosting infrastructure, personnel costs of $200,000, depreciation and amortization of computer equipment used in our OnDemand environments of $137,000 and consulting services to augment our internal staff of $71,000. The OnDemand gross margin decreased to 51% during the three months ended August 31, 2008 from 63% during the three months ended August 31, 2007. The decrease in OnDemand gross margins was the result of our continued investment to support anticipated growth in our OnDemand business

Cost of Professional Services Revenue. For the three months ended August 31, 2008, cost of professional services revenue increased $503,000, or 9%, compared to the three months ended August 31, 2007. The increase in cost of professional services revenue is primarily the result of increases in salaries and related benefits of $403,000 and billable travel expenses of $102,000, necessary to support the increased professional services revenue. The professional services gross margin increased from 28% during the three months ended August 31, 2007 to 33% during the three months ended August 31, 2008. The increase in gross margin is primarily attributable to slightly higher realization rates.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, share-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees.

	Three months ended
(dollars in thousands)	August 31, 2008	Percent of Total Revenue	August 31, 2007	Percent of Total Revenue
Operating expenses:
Research and development	$4,286	17%	$4,208	16%
Sales and marketing	7,107	28%	9,267	36%
General and administrative	4,341	17%	3,807	15%
Amortization of purchased intangible assets	634	3%	634	3%

Total operating expenses	$16,368	65%	$17,916	70%

Research and development. Research and development expenses increased by $78,000, or 2%, for the three months ended August 31, 2008 compared to the three months ended August 31, 2007.

Sales and marketing. Sales and marketing expenses decreased by $2.2 million, or 23%, for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The decrease is primarily attributable to a decrease in salaries and related benefits of $1.3 million due to lower headcount and decreases in marketing programs of $348,000, facilities related expenses of $251,000 and recruiting fees of $191,000.

General and administrative. General and administrative expenses increased by $535,000, or 15%, for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. The increase is due to increases in legal and accounting fees of $526,000, facilities and internal IT related costs of $326,000, salaries and related benefits of $213,000 and consulting services of $142,000, partially offset by a decrease in share-based compensation expense of $631,000 related to the acceleration of vesting of options during the three months period ended August 31, 2007. During the three months ended August 31, 2008, we incurred $672,000 of non-operating general and administrative costs primarily related to legal and accounting fees associated with the evaluation of strategic transactions.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. Future amortization expense over each of the next four years is currently expected to be approximately $2.8 million for the remainder of fiscal 2009 and range from $3.7 million in fiscal 2010 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased by $29,000 for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. This increase was primarily attributable to realized and unrealized losses on certain foreign denominated transactions partially offset by a decrease in interest income.

Interest expense Interest expense was $10,000 for the three months ended August 31, 2008 and $71,000 for the three months ended August 31, 2007. The decrease in interest expense during the three months ended August 31, 2008 compared to the three months ended August 31, 2007 was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes From inception through August 31, 2008, we have incurred net losses for federal and state tax purposes. Income tax expense for the three months ended August 31, 2008 was $159,000, as compared to $118,000, during the three months ended August 31, 2007. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

During the third quarter of fiscal year 2008, the unrecognized tax benefits decreased by $83,000. The decrease is mainly the result of the Company’s continuing effort to reserve for tax contingencies.

As of August 31, 2008 and May 31, 2008, we had established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
(in thousands)	August 31, 2008	August 31, 2007
Net cash provided by (used in) operating activities	$637	$(3,674)
Net cash used in investing activities	$(1,194)	$(816)
Net cash used in financing activities	$(19)	$(1,730)

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2008, we had $15.5 million in available cash and cash equivalents.

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities during the three months ended August 31, 2008 was $637,000 compared to $3.7 million used in operating activities, during the three months ended August 31, 2007. Net cash provided by operating activities during the three months ended August 31, 2008 was primarily a result of adjusting our net loss of $2.2 million for non-cash expenses related to share-based compensation of $590,000 and depreciation and amortization of $1.5 million, an increase of accounts payable of $1.5 million, and decreases in accounts receivable of $330,000 and prepaid expenses and other assets of $186,000. These increases to our cash provided by operating activities were partially offset by a decrease in deferred revenue by $1.2 million, and accrued expenses of $227,000.

Net cash used by operating activities during the three months ended August 31, 2007 was primarily a result of adjusting our net loss of $2.4 million for non-cash expenses related to share-based compensation of $1.3 million and depreciation and amortization of $1.4 million, an increase in accounts receivable of $3.0 million, and a decrease in accounts payable and accrued expenses of $685,000.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 79 days at August 31, 2008 and May 31, 2008. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities during the three months ended August 31, 2008 was $1.2 million compared to net cash used in investing activities of approximately $816,000 for the three months ended August 31, 2007 and are wholly attributable to the purchases of property and equipment to improve our OnDemand infrastructure.

Net Cash Used In Financing Activities

Net cash used in financing activities of $19,000 during the three months ended August 31, 2008 was primarily attributable to repayment on borrowings under our credit facility and notes payable of $125,000, partially offset by proceeds from stock issuance of $107,000. Net cash used in financing activities of $1.7 million during the three months ended August 31, 2007 was primarily attributable to net repayments on our credit facility of $2.4 million, partially offset by the issuance of common stock of $635,000.

Contractual Obligations and Commitments

As of August 31, 2008, we were in compliance with our liquidity covenant, but not in compliance with our EBITDA covenant contained in our loan agreement. In October 2008, Saba and the bank entered into a waiver for our non-compliance with the EBITDA covenant at August 31, 2008. As of August 31, 2008, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2008. At August 31, 2008, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of August 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. We have a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to

$7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services, and (iii) an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (4.75% at August 31, 2008) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA, also excludes share-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

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

As of August 31, 2008, we had no outstanding balance under the term loan, and $530,000 outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of August 31, 2008, we were in compliance with our liquidity covenant of our credit facility, but not in compliance with our EBITDA covenant contained in our loan agreement. In October 2008, Saba and the bank entered into a waiver for our non-compliance with the EBITDA covenant at August 31, 2008.

At August 31, 2008, we had available cash and cash equivalents totaling $15.5 million. Of this amount, approximately $11.4 million was invested in money market accounts bearing variable interest rates of between 1.00% and 5.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets. We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended August 31, 2008, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, were $344,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such material information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period when our periodic reports are being prepared and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with US GAAP

(b) Changes in internal control over financial reporting.

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

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against us, certain of its officers and directors, and certain underwriters of the Company’s initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and its officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the initial public offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the initial public offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the initial public offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving us. On July 15, 2002, we, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted us motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against us. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, our Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of our Board of Directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the plaintiffs must notify the defendants and the District Court by October 30, 2008 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The defendants may renew their motion to strike class allegations if the plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court has approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. On July 17, 2008, the Patent Office issued an advisory action in the other reexamination proceeding confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. We therefore expects that a reexamination certificate will issue in due course that will cancel all of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, we will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. We believe that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (“Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We have filed an answer to the complaint denying all of the allegations. At our request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. We believe that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008,, except for the addition of the Risk Factor entitled “Economic, political and market conditions can adversely affect our revenue growth and profitability.”.

Economic, political and market conditions can adversely affect our revenue growth and profitability. Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software and services; and

•	general political developments.

A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in corporate spending could delay or decrease customer purchases. In addition, the war on terrorism, the war in Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These factors generally have the strongest effect on our sales of software licenses and related services and, to a lesser extent, also affect our renewal rates for software license updates and product support.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability in the future.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for two quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2008, we had $11.5 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our goodwill balance was $37.6 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123R, which was issued by FASB in December 2004. These non-cash expenses have made it, and these and any similar expenses in the future, will continue to make it significantly more difficult for us to achieve profitability. If we achieve US GAAP profitability, we may not be able to sustain it on a consistent basis.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal 2008 and 2007, our quarterly revenues have fluctuated between approximately $28.2 million and $23.2 million and our quarterly results have fluctuated between net income of approximately $158,000 and a net loss of approximately $2.6 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

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

Our ability to implement a successful long-term strategy, strengthen our competitive position, expand our customer base, and develop and support our products depends to a significant degree on the performance of the senior management team and other key employees, including Bobby Yazdani, our Chief Executive Officer. The loss of any of these individuals could harm our business. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

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

Revenues from customers located outside the United States accounted for 27% and 32% of our revenue for the first three months of our fiscal 2009 and 2008, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142 purchased goodwill should not be amortized, but rather, will be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. If future events cause additional impairment of any intangible assets acquired in the Centra acquisition or any other of our past or future acquisitions, we may have to record charges relating to such assets sooner than we expect which would cause our profits to decline. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We have goodwill of approximately $37.7 million at August 31, 2008, so if we are required to take such impairment charges in the future, the amounts could have a material adverse effect on our results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and filed a request for reexamination of the patents at issue with the Patent Office. The reexamination request was accepted by the Patent Office and the court has approved the parties’ motion to stay the court proceedings during the reexamination proceedings. The Patent Office issued a non-final rejection of all claims in each of the patents. EdiSync elected not to respond to the rejection of the claims in one of the two patents, and the Patent Office has accordingly issued a Notice of Intent to Issue a Reexamination Certificate canceling all of the claims in that patent, thus rendering it of no further force or effect. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

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

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, which may represent potential sales and revenue losses that are difficult to quantify. Policing unauthorized use of our technology is difficult, time-consuming and costly. Were we to discover instances of unauthorized use, there can be no assurance that we would be able to enforce our proprietary rights or obtain adequate recovery for our losses. In addition, we have seven patents issued in the United States and five patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation we may not remain competitive.

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

For example, from the beginning of fiscal 2005 through August 31, 2008, the market price for our common stock has fluctuated between $7.75 per share and $2.70 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 10, 2008	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ CAROL RICE-MURPHY
Carol Rice-Murphy
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

2.1(1)	Agreement and Plan of Merger by and among the Company, Storm Holding Corporation, a Delaware corporation that is a wholly-owned subsidiary of the Company (“Holding”), Storm Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Holding, THINQ Learning Solutions, Inc, a Delaware corporation and an unaffiliated entity (“THINQ”), and Daniel H. Bathon, Jr. as representative of the stockholders of THINQ.

2.2(2)	Agreement and Plan of Reorganization, dated October 5, 2005, by and among the Company, Spruce Acquisition Corporation, a Delaware corporation, Spruce Acquisition, LLC, a Delaware limited liability company and Centra Software, Inc., a Delaware corporation.

3.1(3)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(4)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(5)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(6)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

3.5(7)	Amendment to Amended and Restated Bylaws of the Company, effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008.

31.2	Certification of Carol Rice-Murphy, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008.

32.2	Certification of Carol Rice-Murphy, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 6, 2005.

(3)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.

(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(5)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.

(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2007.