Form 10-Q
period 2008-11-30
SABA SOFTWARE INC
filed 2009-01-09
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

On December 31, 2008, 29,197,151 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2008	May 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,927	$16,624
Restricted cash	360	360
Accounts receivable, net	19,604	22,095
Prepaid expenses and other current assets	2,316	2,893

Total current assets	35,207	41,972
Property and equipment, net	5,558	5,239
Goodwill	37,674	37,708
Purchased intangible assets, net	10,601	12,459
Other assets	1,605	1,553

Total assets	$90,645	$98,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,738	$4,017
Accrued compensation and related expenses	5,163	5,912
Accrued expenses	3,408	4,568
Deferred revenue	25,941	29,257
Current portion of debt and lease obligations	930	658

Total current liabilities	39,180	44,412
Deferred revenue	1,319	2,028
Other long term liabilities	1,211	1,386
Accrued rent	2,369	2,363
Debt and lease obligations, less current portion	36	254

Total liabilities	44,115	50,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at November 30, 2008 and May 31, 2008; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,266,699 shares issued and outstanding at November 30, 2008 and 29,227,656 shares issued and outstanding at May 31, 2008	30	30
Additional paid-in capital	256,827	255,637
Treasury stock: 102,997 shares at November 30, 2008 and May 31, 2008, at cost	(232)	(232)
Accumulated deficit	(209,444)	(206,875)
Accumulated other comprehensive income	(651)	(72)

Total stockholders’ equity	46,530	48,488

Total liabilities and stockholders’ equity	$90,645	$98,931

*	Derived from audited financial statements included in The Company’s Annual Report on Form 10-K for the year ended May 31, 2008 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Revenues:
License	$2,971	$5,704	$5,928	$10,434
License updates and product support	8,773	8,950	17,415	17,767
OnDemand	5,325	4,503	10,243	8,930
Professional services	8,756	7,575	17,539	15,053

Total revenues	25,825	26,732	51,125	52,184
Cost of revenues:
Cost of license	231	225	444	421
Cost of license updates and product support	1,984	2,154	4,192	4,375
Cost of OnDemand	2,455	1,587	4,881	3,218
Cost of professional services	5,475	5,164	11,391	10,578
Amortization of acquired developed technology	295	295	589	589

Total cost of revenues	10,440	9,425	21,497	19,181

Gross profit	15,385	17,307	29,628	33,003
Operating expenses:
Research and development	4,606	4,015	8,892	8,222
Sales and marketing	6,821	10,436	13,928	19,703
General and administrative	3,871	3,284	8,211	7,090
Amortization of purchased intangible assets	634	634	1,269	1,269

Total operating expenses	15,932	18,369	32,300	36,284
Loss from operations	(547)	(1,062)	(2,672)	(3,281)
Interest income and other, net	330	207	410	259
Interest expense	(11)	(47)	(21)	(118)

Loss before provision for income taxes	(228)	(902)	(2,283)	(3,140)
Provision for income taxes	127	132	286	250

Net loss	$(355)	$(1,034)	$(2,569)	$(3,390)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.09)	$(0.12)

Shares used in computing basic and diluted net loss per share	29,164	29,003	29,157	28,931

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	November 30, 2008	November 30, 2007
Operating activities:
Net loss	$(2,569)	$(3,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,206	851
Amortization of purchased intangible assets	1,858	2,018
Share-based compensation expense	1,083	1,924
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,699	(2,760)
Prepaid expenses and other current assets	446	317
Other assets	(112)	(371)
Accounts payable	(132)	1,226
Accrued compensation and related expenses	(254)	(554)
Accrued expenses	(901)	10
Accrued rent	(38)	(95)
Deferred revenue	(3,040)	(915)

Net cash used in operating activities	(754)	(1,738)
Investing activities:
Purchases of property and equipment	(1,707)	(1,655)

Net cash used in investing activities	(1,707)	(1,655)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	107	789
Proceeds from issuance of note payable	175	—
Repayments on borrowings under credit facility	(199)	(2,982)
Repayments on note payable	(35)	(49)

Net cash provided by (used in) financing activities	48	(2,242)
Effect of exchange rate changes on cash	(1,284)	(82)

Decrease in cash and cash equivalents	(3,697)	(5,717)
Cash and cash equivalents, beginning of period	16,624	18,088

Cash and cash equivalents, end of period	$12,927	$12,371

Supplemental disclosure of other cash flow information:
Cash paid out for income taxes, net of refunds	$483	$336

Cash paid for interest	$16	$120

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

The accompanying condensed consolidated balance sheet as of November 30, 2008, the condensed consolidated statements of operations for the three and six months ended November 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended November 30, 2008 and 2007 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of November 30, 2008, and the Company’s results of operations for the three and six months ended November 30, 2008 and 2007 and cash flows for the six months ended November 30, 2008 and 2007.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of results for the entire fiscal year ending May 31, 2009 or for any future period.

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

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or professional services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if the Company is unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of the Company’s OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2.

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied the requisite amounts are recognized as revenue. In arrangements that include professional services and OnDemand offerings, but not a license of the Company’s software, Saba recognizes consulting revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, Saba defers the direct costs related to the professional services and recognizes them ratably over the applicable service period. Saba categorizes deferred revenues and deferred costs on its condensed consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, Saba allocates the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of an arrangement. Saba’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Fair Value Measurements

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components consisted of the following types of instruments as of November 30, 2008 (Level 1 input is defined above):

(in thousands)	Fair Value Measurements Using Input Type Level 1
Assets:
Money market funds (included in cash equivalents)	$7,051

Total financial assets	$7,051

Our valuation techniques used to measure the fair values of our money market funds were derived from quoted market prices.

3.	Share-Based Compensation

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

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience and, prior to December 31, 2007, by applying the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. We estimate the volatility of the Company’s common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate. The expected term of the employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions have been used to value the awards granted during the three and six months ended November 30, 2008 and 2007, respectively, under the Company’s stock option plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended		Six months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Stock Options:
Expected volatility	55%	47%	52%	48%
Risk-free interest rates	2.28%	3.3%	2.57%	3.7%
Expected term (years)	3.8	4.1	3.8	4.1
Expected dividend yield	0%	0%	0%	0%
Employee Sock Purchase Plan:
Expected volatility	50%	43%	47%	43%
Risk-free interest rates	2.34%	4.9%	2.84%	4.9%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and six months ended November 30, 2008 and 2007, respectively.

	Three months ended		Six months ended
(in thousands)	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Cost of revenues	$85	$96	$188	$211
Research and development	89	116	195	264
Sales and marketing	161	308	357	558
General and administrative	158	75	342	890

Share-based compensation expense included in net loss	$493	$595	$1,083	$1,923

Included in the share-based compensation expense allocated to general and administrative expense for the six months ended November 30, 2007 was a non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on the then current circumstances. Those current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three months ended		Six months ended
(in thousands, except per share data)	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net loss	$(355)	$(1,034)	$(2,569)	$(3,390)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,164	29,003	29,157	28,931

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.09)	$(0.12)

Potentially dilutive stock options representing 4.2 million and 3.9 million shares of common stock for the three months ended November 30, 2008 and 2007, respectively, and for the six months ended November 30, 2008 and 2007, 4.0 million and 3.7 million weighted-average potential common shares, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

5.	Comprehensive Loss

Saba reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all periods presented:

	Three months ended		Six months ended
(in thousands)	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net loss	$(355)	$(1,034)	$(2,569)	$(3,390)

Foreign currency translation (loss) gain	(233)	57	(577)	30

Comprehensive loss	$(588)	$(977)	$(3,146)	$(3,360)

6.	Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships, tradenames and customer backlog acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of two to seven years.

There were no additions to intangible assets during the three and six months ended November 30, 2008. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(7,227)	7,693	6.3 Years
Tradenames	820	(465)	355	5 Years
Acquired developed technology	5,890	(3,337)	2,552	5 Years

Total	$22,370	$(11,769)	$10,601

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	May 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,040)	8,880	6.3 Years
Tradenames	820	(383)	437	5 Years
Acquired developed technology	5,890	(2,749)	3,141	5 Years

Total	$22,370	$(9,911)	$12,459

The total expected future amortization related to purchased intangible assets will be approximately $1,519,000 for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2008 and concluded that goodwill was not impaired. Through the six month period ended November 30, 2008, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. Through the six month period ended November 30, 2008, there were no indicators of impairment of intangible assets.

There were no changes to the carrying amount of goodwill for the three months ended November 30, 2008. For the six months ended November 30, 3008, goodwill decreased $34,000 as an adjustment to acquired companies’ tax reserves.

7.	Debt and Other Obligations

Credit Facility

Since August 2002, Saba has maintained a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. The Company is required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility. As of November 30, 2008, the Company had no borrowings on the term loan and outstanding obligations of $530,000 on the equipment facility. As of November 30, 2008, there were no borrowings and $7.1 million was available under the accounts receivable borrowing base portion of the revolving credit line.

The credit facility is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes share-based compensation and includes the estimated revenue that

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

would have been recorded related to Centra Software, Inc (“Centra”) deferred revenue fair value adjustment. As of November 30, 2008, the Company was in compliance with the liquidity and EBITDA covenants. As of August 31, 2008, the Company was in compliance with the liquidity covenant, but not in compliance with the EBITDA covenant. Subsequent to August 31, 2008, the Company and the bank entered into a waiver for the Company’s non-compliance with the EBITDA covenant at August 31, 2008. If the Company violates any of these amended restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date, the Company’s ability to borrow under the revolving credit line may be terminated and the bank may be able to foreclose on any collateral provided by the Company. Any of these events, were they to occur, would likely have a material and adverse effect on the Company’s business, financial condition and results of operations.

8.	Restructuring

During fiscal 2006, as part of the acquisition of Centra management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. As of November 30, 2008, all activities including payments of related liabilities related to the restructuring have occurred.

The components of accrued restructuring charges and movements within these components through November 30, 2008 for the Centra Restructuring were as follows:

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2007	$92	$354	$446
Activity for the year ended May 31, 2008 -
Deductions—cash payments	(83)	(312)	(395)
Adjustments	9	—	(9)

Accrual as of May 31, 2008	—	42	42
Activity for the six months ended November 31, 2008 -
Deductions—cash payments	—	(18)	(18)
Adjustments	—	(24)	(24)

Accrual as of November 30, 2008	$—	$—	$—

9.	Guarantees

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

From inception through November 30, 2008, the Company has incurred net losses for federal and state tax purposes. Income tax expense for the three and six months ended November 30, 2008 was $127,000, and $286,000, respectively, and $132,000, and $250,000 during three and six months ended November 30, 2007. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

During the second quarter of fiscal year 2009, the unrecognized tax benefit decreased by $167,000. The decrease is mainly the result of the fluctuations in foreign denominated currencies associated with the Company’s continuing effort to reserve for tax contingencies.

As of November 30, 2008 and May 31, 2008, respectively, the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.

The Company intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the plaintiffs must notify the defendants and the District Court by January 30, 2009 of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. The defendants may renew their motion to strike class allegations if the plaintiffs fail to identify the putative class representatives within the allocated time or if the putative representatives are not members of the proposed class.

The Company, on behalf of Centra, intends to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on the consolidated financial statements of the Company.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-7 is not expected to have an impact on the consolidated financial statements of the Company.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Related Party Transactions

An Executive Vice President of Varian Medical Systems, Inc. (“Varian”), the Chairman and Chief Executive Officer of Masimo Corporation (“Masimo”) and a member of Duck Creek Technologies, Inc’s Board of Directors serve as directors on Saba’s Board of Directors.

During the three and six months ended November 30, 2008, Saba licensed its software and sold related support and services to Varian in the aggregate amounts of $67,000 and $119,000, respectively, and Masimo in the aggregate amounts of $2,500 and $2,500, respectively. During the six months ended November 30, 2008, Saba licensed its software and sold related support and services to Duck Creek in the aggregate amount of $4,000.

For the three and six months ended November 30, 2007, Saba licensed its software and sold related support and services to Varian in the aggregate of $62,000 and $169,000, Duck Creek in the aggregate amounts of $8,000 and $15,000 and Masimo in the aggregate amounts of $35,000 and $41,000, respectively.

At November 30, 2008, Saba’s accounts receivable included $33,000 due from Varian and $1,300 due from Masimo. At May 31, 2008, Saba’s accounts receivable included $29,000 due from Masimo, $20,000 due from Varian and $1,600 due from Duck Creek.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting pronouncements, and

•	our expectation that the Patent Office will issue a reexamination certificate that will cancel all of the patent’s original claims and indicate that only the newly added claims are patentable.

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that OnDemand revenue will continue to grow for the foreseeable future,

•	our belief that license updates and product support revenue will continue to grow for the foreseeable future due to our expanded customer base,

•

our anticipation that a substantial majority of our customers will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our expectations relating to future amortization expenses,

•	our anticipation that we will continue to experience long sales cycles,

•

our anticipation that our available cash resources and credit facilities, combined with cash flows generated from revenues, will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months, and

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

By using Saba products to manage their extended workforce, our customers achieve demonstrably higher levels of performance through:

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

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in Australia, Canada, France, Germany, India, Japan and the United Kingdom through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

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

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.5 million and $1.1 million, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

If the requirements of SOP 97-2 are not met when a customer pays us, the paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2008, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.5 million and $1.1 million, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $19.6 million as of November 30, 2008. The allowance for doubtful accounts, which totaled $310,000 as of November 30, 2008, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Impairment of goodwill and purchased intangible assets. We account for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at November 30, 2008 and May 31, 2008 was $37.7 million, including $22.9 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under SFAS No. 144. As of November 30, 2008, our purchased intangible assets balance was $10.6 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $1,519,000 for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators or impairment arise or circumstances otherwise dictate. A significant and extended reduction in our enterprise fair value to below the recorded amount of our stockholders’ equity could indicate a change in our business climate and under SFAS 142 and we could be required to write down the carrying value of our goodwill and record an expense for an impairment loss.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

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

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The pending adoption of EITF 08-7 is not expected to have an impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007

Revenues

	Three months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenues	November 30, 2007	Percent of Total Revenues
Revenues:
License	$2,971	11%	$5,704	21%
License updates and product support	8,773	34%	8,950	34%
OnDemand	5,325	21%	4,503	17%
Professional services	8,756	34%	7,575	28%

Total revenues	$25,825	100%	$26,732	100%

	Six months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenues	November 30, 2007	Percent of Total Revenues
Revenues:
License	$5,928	12%	$10,434	20%
License updates and product support	17,415	34%	17,767	34%
OnDemand	10,243	20%	8,930	17%
Professional services	17,539	34%	15,053	29%

Total revenues	$51,125	100%	$52,184	100%

Total Revenues. Total revenues decreased by $907,000, or 3%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. Total revenues decreased by $1.1 million, or 2%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. As a percentage of total revenues, revenues from customers outside the United States represented 30% for the three months ended November 30, 2008 and 29% for the three months ended November 30, 2007. As a percentage of total revenues, revenues from customers outside the United States represented 28% for the six months ended November 30, 2008 and 31% for the six months ended November 30, 2007.

License Revenue. License revenue decreased by $2.7 million, or 48%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. License revenue decreased by $4.5 million, or 43%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The decreases are primarily attributable to generally weak business conditions throughout the private and public sectors as a result of the recessionary economic environment and a continued shift from license to OnDemand transactions.

License Updates and Product Support Revenue. License updates and product support revenue decreased by $177,000, or 2%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. License updates and product support revenue decreased by $352,000, or 2%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The decreases are primarily attributable to slightly lower license update and product support revenue in the three months ended November 30, 2008 primarily as a result of the strengthening of the U.S. dollar against foreign currencies as well as higher license update and product support revenue recognized during the first half of fiscal 2008 that was related to earlier support periods that had not been renewed previously. We recognize the portion of revenue associated with the period that has lapsed upon renewal.

OnDemand Revenue. OnDemand revenue increased by $822,000, or 18%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. OnDemand revenue increased by $1.3 million, or 15%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The increases are primarily attributable to a high rate of OnDemand renewals and increased demand for Saba Enterprise OnDemand offerings.

Professional Services Revenue. Professional services revenue increased by $1.2 million, or 16%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. Professional services revenue increased by $2.5 million, or 17%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The increases are due to increased demand for our consulting services from our expanded customer base.

International revenue as a percentage of total revenues and the mix of license and services revenue as a percentage of total revenues have varied significantly primarily due to the sporadic nature of new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenues	November 30, 2007	Percent of Total Revenues
Cost of revenues:
Cost of license	$231	1%	$226	1%
Cost of license updates and product support	1,984	8%	2,154	8%
Cost of OnDemand	2,455	10%	1,587	6%
Cost of professional services	5,475	21%	5,164	19%
Amortization of acquired developed technology	295	1%	294	1%

Total cost of revenues	$10,440	41%	$9,425	35%

	Six months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenues	November 30, 2007	Percent of Total Revenues
Cost of revenues:
Cost of license	$444	1%	$421	1%
Cost of license updates and product support	4,192	8%	4,375	8%
Cost of OnDemand	4,881	10%	3,218	6%
Cost of professional services	11,391	22%	10,578	20%
Amortization of acquired developed technology	589	1%	589	1%

Total cost of revenues	$21,497	42%	$19,181	36%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	November 30, 2008	November 30, 2007
Gross margin:
License (including amortization of acquired developed technology)	$2,445	$5,184
Percentage of license revenue	82%	91%
License updates and product support	6,789	6,796
Percentage of license updates and product support revenue	77%	76%
OnDemand	2,870	2,916
Percentage of OnDemand revenue	54%	65%
Professional services	3,281	2,411
Percentage of professional services revenue	37%	32%

Total	$15,385	$17,307
Percentage of total revenues	60%	65%

	Six months ended
(dollars in thousands)	November 30, 2008	November 30, 2007
Gross margin:
License (including amortization of acquired developed technology)	4,895	$9,424
Percentage of license revenue	83%	90%
License updates and product support	13,223	13,392
Percentage of license updates and product support revenue	76%	75%
OnDemand	5,362	5,712
Percentage of OnDemand revenue	52%	64%
Professional services	6,148	4,475
Percentage of professional services revenue	35%	30%

Total	$29,628	$33,003
Percentage of total revenues	58%	63%

Cost of License Revenue. Cost of license revenue increased slightly during the three months ended November 30, 2008 when compared to the three months ended November 30, 2007 due to an increase in license product costs. Cost of license revenue increased $23,000, or 6%, during the six months ended November 30, 2008 when compared to the six months ended November 30, 2007. Gross margin on license revenue decreased to 82% during the three months ended November 30, 2008 from 91% during the three months ended November 30, 2007. Gross margin on license revenue decreased to 83% during the six months ended November 30, 2008 from 90% during the six months ended November 30, 2007. The decreases in gross margin are primarily the result of the decreases in license revenues relative to significant fixed third party license royalty costs.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue decreased $170,000, or 8%, during the three months ended November 30, 2008 when compared to the three months ended November 30, 2007. Cost of license updates and product support revenue decreased $183,000, or 4%, during the six months ended November 30, 2008 when compared to the six months ended November 30, 2007. Gross margin on license updates and product support was 77% during the three months ended November 30, 2008 and 76% during the three months ended November 30, 2007. Gross margin on license updates and product support was 76% during the six months ended November 30, 2008 and 75% during the six months ended November 30, 2007. The one point increases in gross margins are primarily due to greater decreases in costs than the associated decreases in license updates and product support revenue.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased by $869,000, or 55%, during the three months ended November 30, 2008 compared to the three months ended November 30, 2007. The increase in the cost of OnDemand revenue was due to increases in salaries and related benefits of $243,000, external hosting services of $233,000 and depreciation and facilities related expense of $229,000. Cost of OnDemand revenue increased by $1.6 million, or 52%, during the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The increase in the cost of OnDemand revenue was primarily due to increases in depreciation of computer equipment used in our OnDemand environments of $496,000, external hosting fees of $493,000 to support our growing hosting infrastructure, personnel costs of $442,000 and consulting services to augment our internal staff of $151,000. The OnDemand gross margin decreased to 54% during the three months ended November 30, 2008 from 65% during the three months ended November 30, 2007. The OnDemand gross margin decreased to 52% during the six months ended November 30, 2008 from 64% during the three months ended November 30, 2007. The decreases in OnDemand gross margins were the result of our continued investment to support anticipated growth in our OnDemand business.

Cost of Professional Services Revenue. For the three months ended November 30, 2008, cost of professional services revenue increased $311,000, or 6%, compared to the three months ended November 30, 2007. The increase in cost of professional services revenue was primarily the result of increases in salaries and related benefits of

$325,000 and third party consultants of $150,000 necessary to support the increased professional services revenue offset by a decrease in billable travel expenses of $217,000. For the six months ended November 30, 2008, cost of services revenue increased $813,000, or 8%, compared to the six months ended November 30, 2007. The increase during the six months ended November 30, 2007 was primarily attributable to increases in salaries and related expenses of $728,000 and third party consultants of $246,000 offset by a decrease in billable expenses of $212,000 and a net deferral of $556,000 resulting from the deferral of the direct costs related to professional services combined with OnDemand subscriptions and the quarterly amortization of those deferred costs. The professional services gross margin increased from 32% during the three months ended November 30, 2007 to 37% during the three months ended November 30, 2008. The professional services gross margin increased from 30% during the three months ended November 30, 2007 to 35% during the three months ended November 30, 2008. The increases in gross margins are primarily attributable to delivery of higher margin services offerings.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, to the research and development, sales and marketing and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries, employee benefits, incentive compensation, share-based compensation, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate these expenses to each of the functional areas that derive a benefit from such expenses based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowance for doubtful accounts and administrative and professional services fees.

	Three months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenue	November 30, 2007	Percent of Total Revenue
Operating expenses:
Research and development	$4,606	18%	$4,015	15%
Sales and marketing	6,821	26%	10,436	39%
General and administrative	3,871	15%	3,284	12%
Amortization of purchased intangible assets	634	3%	634	3%

Total operating expenses	$15,932	62%	$18,369	69%

	Six months ended
(dollars in thousands)	November 30, 2008	Percent of Total Revenue	November 30, 2007	Percent of Total Revenue
Operating expenses:
Research and development	$8,892	17%	$8,223	16%
Sales and marketing	13,928	27%	19,703	38%
General and administrative	8,211	16%	7,090	14%
Amortization of purchased intangible assets	1,269	3%	1,269	2%

Total operating expenses	$32,250	63%	$36,285	70%

Research and development. Research and development expenses increased by $591,000, or 15%, for the three months ended November 30, 2008 compared to the three months ended November 30, 2007. The increase was primarily due to increases in salaries and benefits related expense of $452,000 and consulting services of $113,000. Research and development expenses increased $669,000, or 8%, for the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The increase was primarily due salaries and benefits related expenses of $519,000 and consulting services of $165,000.

Sales and marketing. Sales and marketing expenses decreased by $3.6 million, or 35%, for the three months ended November 30, 2008 compared to the three months ended November 30, 2007. The decrease was primarily attributable to a decrease in salaries and related benefits of $2.6 million due to lower headcount and decreases in marketing programs of $270,000, facilities related expenses of $385,000 and employee travel of $316,000. Sales and marketing expenses decreased $5.8 million, or 29%, for the six months ended November 30, 2008 compared to the six months ended November, 2007. The decrease was primarily attributable to a decrease in salaries and related benefits of $3.9 million due to lower headcount and decreases in marketing programs of $619,000, facilities related expenses of $643,000, recruiting of $279,000, employee travel of $242,000 and outside services of $117,000

General and administrative. General and administrative expenses increased by $587,000, or 18%, for the three months ended November 30, 2008 compared to the three months ended November 30, 2007. The increase was due to increases in salaries and related benefits of $470,000 and legal and outside services of $117,000. General and administrative expenses increased $1.1 million, or 16%, for the six months ended November 30, 2008 compared to the six months ended November 30, 2007. The increase was due to increases in legal fees of $770,000, salaries and related benefits of $633,000 and facilities related expenses of $370,000 partially offset by a decrease in share-based compensation expense of $631,000 related to the acceleration of vesting of options during the three months period ended August 31, 2007. During the three months ended August 31, 2008, we incurred $672,000 of non-recurring general and administrative costs primarily related to legal and accounting fees associated with the evaluation of strategic transactions.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended November 30, 2008 compared to the three months ended November 30, 2007, and for the six months ended November 30, 2007 compared to the six months ended November 30, 2006. Future amortization expense over each of the next four years is currently expected to be approximately $1.5 million for the remainder of fiscal 2009 and range from $3.7 million in fiscal 2010 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment or reduction in our estimate of remaining useful lives could result in decreased amortization expense in future periods.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased by $123,000 for the three months ended November 30, 2008 compared to the three months ended November 30, 2007. This increase was primarily attributable to realized and unrealized gains on certain foreign denominated transactions partially offset by a decrease in interest income. For the six months ended November 30, 2008 compared to the six months ended November 30, 2007, interest income and other, net increased $152,000. This increase was primarily attributable to gains on certain foreign denominated transactions of $235,000 offset by a decrease in interest income of $85,000.

Interest expense. Interest expense was $11,000 for the three months ended November 30, 2008 and $47,000 for the three months ended November 30, 2007. The decrease in interest expense during the three months ended November 30, 2008 compared to the three months ended November 30, 2007 was primarily due to the lower average debt outstanding under our bank credit facility. Interest expense was $21,000 for the six months ended November 30, 2008 and $118,000 for the six months ended November 30, 2007. The decrease in interest expense during the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes From inception through November 30, 2008, we have incurred net losses for federal and state tax purposes. Income tax expense for the three and six months ended November 30, 2008 was $127,000 and $286,000, respectively, as compared to $132,000 and $250,000 during the three and six months ended November 30, 2007. Income tax expense during both of these periods consists primarily of foreign tax expense incurred as a result of local country profits and tax contingencies.

During the third quarter of fiscal 2008, the unrecognized tax benefit decreased by $167,000. The decrease is mainly the result of fluctuations in foreign denominated currencies associated with our effort to reserve for tax contingencies.

As of November 30, 2008 and May 31, 2008, we had established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	November 30, 2008	May 31, 2008
Software license updates and product support	$15,127	$18,219
OnDemand	9,187	9,529
Professional services	2,578	2,796
Software licenses	368	741

Total deferred revenues	$27,260	$31,285

Deferred revenues, current	$25,941	$29,257
Deferred revenues, non-current	1,319	2,028

Total deferred revenues	$27,260	$31,285

Deferred software license updates and product support revenues represent customer billings made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred OnDemand revenue represents customer billings made in advance and recognized ratable over the OnDemand service term. Deferred professional services revenue includes prepayments for consulting, education and strategic services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, term license agreements, customer specific acceptance provisions, software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. We have a disproportionately higher level of renewal billings for software license updates and product support in the third quarter. Accordingly, our deferred revenue is generally at its lowest annual level at the end of the second quarter.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended
(in thousands)	November 30, 2008	November 30, 2007
Net cash used in operating activities	$(755)	$(1,738)
Net cash used in investing activities	$(1,707)	$(1,655)
Net cash provided by (used in) financing activities	$48	$(2,242)

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2008, we had $12.9 million in available cash and cash equivalents.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended November 30, 2008 was $755,000 compared to $1.7 million used in operating activities during the six months ended November 30, 2007. Net cash used by operating activities during the six months ended November 30, 2008 was primarily a result of adjusting our net loss of $2.6 million for non-cash expenses related to share-based compensation of $1.1 million and depreciation and amortization of $3.1 million, an increase of accounts receivable of $1.7 million and prepaids of $446,000 and decreases in deferred revenue of $3.0 million, accrued expenses of $1.3 million and other assets of $112,000.

Net cash used by operating activities during the six months ended November 30, 2007 was $1.7 million, primarily a result of adjusting our net loss of $3.4 million for non-cash expenses related to share-based compensation of $1.9 million and depreciation and amortization of $2.9 million, an increase in accounts payable of $1.2 million, an increase of prepaids of $317,000 and decreases in accounts receivable of $2.7 million, deferred revenue of $915,000, accrued expenses of $639,000 and other assets of $363,000.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 73 days at November 30, 2008 and 75 days at May 31, 2008. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.7 million during the six months ended November 30, 2008 and 2007. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our OnDemand infrastructure.

Net Cash Provided By (Used In) Financing Activities

Net cash provided in financing activities of $48,000 during the six months ended November 30, 2008 was primarily attributable to proceeds from notes payable of $175,000 and proceeds from stock issuance of $107,000 partially offset by repayments on borrowings under our credit facility and notes payable of $233,000. Net cash used in financing activities of $2.2 million during the six months ended November 30, 2007 was primarily attributable to net repayments on our credit facility of $3.0 million, partially offset by the issuance of common stock of $742,000.

Contractual Obligations and Commitments

As of November 30, 2008, we were in compliance with our liquidity and EBITDA covenants. In October 2008, Saba and the bank entered into a waiver for our non-compliance with the EBITDA covenant at August 31, 2008. As of November 30, 2008, there were no material changes in our long-term debt obligations, capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2008. At November 30, 2008, we did not have any material commitments for capital expenses or significant commitments to purchase obligations for goods or services.

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

Off-Balance Sheet Arrangements

As of November 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. We have a credit facility with a bank. The credit facility provides for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services, and (iii) an equipment facility up to a principal amount of $3,000,000. Both the term loan and the equipment facility are required to be repaid in 36 equal monthly installments of principal, plus interest. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007. The maturity date of the term loan and the revolving credit line is January 31, 2009. The interest rate applicable to the loans under the credit facility is the bank’s prime rate (3.75% at November 30, 2008) plus 0.50% for the term loan and the bank’s prime rate plus 0.25% for borrowings under the revolving credit line and the equipment facility. We are required to pay an early termination fee if the credit facility is terminated by the bank due to the occurrence of an event of default or is refinanced by another financial institution, in each case, prior to the second anniversary of the credit facility.

The credit facility is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA also excludes share-based compensation and includes the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

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

As of November 30, 2008, we had no outstanding balance under the term loan, and $431,000 outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line. As of August 31, 2008, we were in compliance with our liquidity covenant of the credit facility, but not in compliance with the EBITDA covenant contained in our loan agreement. In October 2008, Saba and the bank entered into a waiver for our non-compliance with the EBITDA covenant at August 31, 2008.

At November 30, 2008, we had available cash and cash equivalents totaling $12.9 million. Of this amount, approximately $7.1 million was invested in money market accounts bearing variable interest rates of between 0.03% and 5.00%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets. We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended November 30, 2008, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, were $309,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such material information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, particularly during the period when our periodic reports are being prepared and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with US GAAP.

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

The material set forth in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q incorporated herein by reference.

ITEM 1A:	RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, except for the addition of the Risk Factors entitled “The effects of the recent global economic crisis may impact our business, operating results or financial condition,” “Our common stock could be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets,” “We may incur impairments to goodwill or long lived assets” and “Changes in foreign currency exchange or interest rates could affect our revenues and costs.”

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. The weak macroecomomic environment also limits our visibility into future purchases by our customers and renewals of existing agreements, which may necessitate changes to our business model.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability in the future.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for two quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2008, we had $10.6 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our goodwill balance was $37.6 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No. 123R, which was issued by FASB in December 2004. These non-cash expenses have made it, and these and any similar expenses in the future, will continue to make it significantly more difficult for us to achieve profitability. If we achieve US GAAP profitability, we may not be able to sustain it on a consistent basis.

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

Currency exchange rate fluctuations could lower our revenue and net income.

In 2008, we recognized approximately 28% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

We may incur impairments to goodwill or long-lived assets.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” We are also required to test long-lived assets for impairment if a triggering event occurs in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such impairment could be caused by internal factors as well as external factors beyond our control.

Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the areas in which we generate revenues could lead to an impairment charge for any of our intangible assets or goodwill. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in our statement of operations in that period which would cause our profits to decline.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if a significant decline in our stock price and/or market capitalization result in an impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

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

Our common stock could be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Several times since November 25, 2008, the closing bid for our common stock was below $1.00. Although NASDAQ has recently suspended enforcement of the rules requiring a minimum closing bid through January 16, 2009, subsequent to January 16, 2009, if we fail to meet the minimum closing bid price standard described above for at least 30 consecutive trading days, our common stock could be at risk of being removed from listing on the NASDAQ Global Market. We have not received a staff determination letter from NASDAQ indicating that we failed to comply with the $1.00 minimum bid price requirement for continued listing. However, if we fail to comply with the listing standards, our common stock listing may be moved to the NASDAQ Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value of our common stock. In addition, the delisting of our common stock could further depress our stock price and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our stock price may fluctuate substantially.

For example, from the beginning of fiscal 2005 through November 30, 2008, the market price for our common stock has fluctuated between $7.75 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

The Company held its annual meeting of stockholders at the Company headquarters on November 14, 2008. Of the 29,173,156 shares outstanding as of the record date, 21,592,739 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. To elect the following Class II directors to serve for terms ending upon the 2011 Annual Meeting of Stockholders or until their successors are duly elected or appointed:

	For	Withheld
Bobby Yazdani	18,313,944	3,278,795
Dow R. Wilson	19,664,279	1,928,460

By virtue of the results of the vote above, Bobby Yazdani and Dow R. Wilson were elected to continue as directors of Saba. The terms of the following directors continued after the meeting: George de Urioste, Joe E. Kiani and Lawrence D. Lenihan, Jr.

b. To ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ended May 31, 2009:

For	Against	Abstain
20,088,147	1,494,295	10,297

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 9, 2009	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

3.5(5)	Amendment to Amended and Restated Bylaws of the Company, effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.21	Employment agreement, effective December 8, 2008, by and between the Company and William Slater.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 9, 2009.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.

(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2007.