Form 10-Q
period 2009-02-28
SABA SOFTWARE INC
filed 2009-04-08
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

On March 31, 2009, 29,197,151 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2009	May 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,028	$16,624
Restricted cash	360	360
Accounts receivable, net	22,690	22,095
Prepaid expenses and other current assets	2,151	2,893

Total current assets	45,229	41,972
Property and equipment, net	5,189	5,239
Goodwill	37,480	37,708
Purchased intangible assets, net	9,672	12,459
Other assets	1,416	1,553

Total assets	$98,986	$98,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,597	$4,017
Accrued compensation and related expenses	5,113	5,912
Accrued expenses	3,518	4,568
Deferred revenue	31,908	29,257
Current portion of debt and lease obligations	709	658

Total current liabilities	44,845	44,412
Deferred revenue	2,412	2,028
Other long term liabilities	1,231	1,386
Accrued rent	2,271	2,363
Debt and lease obligations, less current portion	—	254

Total liabilities	50,759	50,443
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at February 28, 2009 and May 31, 2008; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,300,148 shares issued at February 28, 2009 and 29,227,656 shares issued at May 31, 2008	30	30
Additional paid-in capital	257,365	255,637
Treasury stock: 102,997 shares at February 28, 2009 and May 31, 2008, at cost	(232)	(232)
Accumulated deficit	(208,108)	(206,875)
Accumulated other comprehensive income	(828)	(72)

Total stockholders’ equity	48,227	48,488

Total liabilities and stockholders’ equity	$98,986	$98,931

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues:
License	$4,725	$6,000	$10,654	$16,434
License updates and product support	8,500	8,483	25,915	26,250
OnDemand	5,327	4,583	15,569	13,512
Professional services	7,594	8,348	25,133	23,402

Total revenues	26,146	27,414	77,271	79,598
Cost of revenues:
Cost of license	178	210	622	631
Cost of license updates and product support	1,903	2,230	6,095	6,606
Cost of OnDemand	2,157	1,784	7,039	5,001
Cost of professional services	5,509	5,718	16,900	16,296
Amortization of acquired developed technology	295	295	883	883

Total cost of revenues	10,042	10,237	31,539	29,417

Gross profit	16,104	17,177	45,732	50,181
Operating expenses:
Research and development	4,346	4,060	13,238	12,282
Sales and marketing	5,673	8,489	19,601	28,193
General and administrative	3,389	3,608	11,625	10,698
Restructuring	277	—	252	—
Amortization of purchased intangible assets	634	634	1,903	1,903

Total operating expenses	14,319	16,791	46,619	53,076
Income (loss) from operations	1,785	386	(887)	(2,895)
Interest income and other (expense), net	(29)	112	381	370
Interest expense	(6)	(29)	(27)	(146)

Income (loss) before provision for income taxes	1,750	469	(533)	(2,671)
Provision for income taxes	(415)	(311)	(701)	(561)

Net income (loss)	$1,335	$158	$(1,234)	$(3,232)

Basic net income (loss) per share	$0.05	$0.01	$(0.04)	$(0.11)

Diluted net income (loss) per share	$0.05	$0.01	$(0.04)	$(0.11)

Shares used in computing basic net income (loss) per share	29,186	29,080	29,167	28,980

Shares used in computing diluted net income (loss) per share	29,247	29,351	29,167	28,980

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	February 28, 2009	February 29, 2008
Operating activities:
Net loss	$(1,234)	$(3,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,852	1,358
Amortization of purchased intangible assets	2,786	3,008
Share-based compensation expense	1,578	2,481
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,641)	(2,110)
Prepaid expenses and other current assets	604	36
Other assets	262	(424)
Accounts payable	(267)	(1,518)
Accrued compensation and related expenses	(263)	(117)
Accrued expenses	(702)	118
Accrued rent	(104)	(145)
Deferred revenue	4,648	2,673

Net cash provided by operating activities	7,519	2,129
Investing activities:
Purchases of property and equipment	(2,030)	(2,788)

Net cash used in investing activities	(2,030)	(2,788)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	150	1,215
Repayments on borrowings under credit facility	(298)	(3,623)
Repayments on note payable	(43)	(74)

Net cash used in financing activities	(191)	(2,482)
Effect of exchange rate changes on cash	(1,894)	28
Increase (decrease) in cash and cash equivalents	3,404	(3,113)
Cash and cash equivalents, beginning of period	16,624	18,088

Cash and cash equivalents, end of period	$20,028	$14,975

Supplemental disclosure of other cash flow information:
Cash paid out for income taxes, net of refunds	$516	$361

Cash paid for interest	$5	$26

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

The accompanying condensed consolidated balance sheet as of February 28, 2009, the condensed consolidated statements of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and the condensed consolidated statements of cash flows for the nine months ended February 28, 2009 and February 29, 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 28, 2009, and the Company’s results of operations for the three and nine months ended February 28, 2009 and February 29, 2008 and cash flows for the nine months ended February 28, 2009 and February 29, 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of results for the entire fiscal year ending May 31, 2009 or for any future period.

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

Saba provides professional services on a time and materials and on a fixed-fee basis. Revenue related to professional services is generally recognized as the services are performed. For services performed on a fixed-fee basis, revenue is generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or professional services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if the Company is unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components consisted of the following types of instruments as of February 28, 2009 (Level 1 input is defined above):

(in thousands)	Fair Value Measurements Using Input Type Level 1
Assets:
Money market funds (included in cash equivalents)	$7,782

Total financial assets	$7,782

Our valuation techniques used to measure the fair values of our money market funds were derived from quoted market prices.

3.	Share-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, Restricted Stock Units (RSUs) and purchases under employee stock purchase plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. For RSUs, stock compensation is calculated based on the fair market value of the stock on the award date. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience and, prior to December 31, 2007, by applying the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. We estimate the volatility of the Company’s common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate. The expected term of the employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the options and awards granted during the three and nine months ended February 28, 2009 and February 29, 2008, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended		Nine months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Stock Options:
Expected volatility	59%	46%	54%	47%
Risk-free interest rates	1.42%	1.7%	2.19%	3%
Expected term (years)	4.1	2.6	3.9	3.6
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	77%	45%	63%	45%
Risk-free interest rates	0.45%	3.3%	1.4%	4.1%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended February 28, 2009 and February 29, 2008, respectively.

	Three months ended		Nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Cost of revenues	$92	$94	$280	$306
Research and development	95	105	290	370
Sales and marketing	166	204	523	761
General and administrative	142	154	485	1,044

Share-based compensation expense included in net income (loss)	$495	$557	$1,578	$2,481

Included in the share-based compensation expense allocated to general and administrative expense for the nine months ended February 29, 2008 was a non-cash charge of $632,000 related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension to standard exercise terms. The modification of terms created incremental compensation costs when remeasured based on the then current circumstances. Those current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

Historically the Company granted stock options and commenced awarding (RSUs) during the fiscal third quarter ended February 28, 2009. The stock-based compensation expense for RSUs that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three and nine months ended February 28, 2009 was $9,000.

During the three months ended February 28, 2009, the Company’s Board of Directors granted RSU awards under its 2000 Stock Incentive Plan. The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. Awards granted during the three months end February 28, 2009 totaled 360,200 restricted stock units. As of February 28, 2009, none of the RSUs were vested.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average estimated fair value of options granted was $0.56 per share in the third quarter of fiscal 2009 and $1.75 per share in the corresponding quarter fiscal 2008. The weighted average estimated fair value of RSUs granted was $1.30 per share in the third quarter of fiscal 2009 and none in the corresponding quarter fiscal of 2008.

4.	Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes the dilutive effects of options as well as any contingently issuable shares in escrow for which specific conditions have not yet been met. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and the restricted stock unit awards under the treasury stock method. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive, which consist of common stock options, restricted stock units awards and common stock subject to repurchase. The calculations of basic and diluted net income (loss) per share are as follows:

	Three months ended		Nine months ended
(in thousands, except per share data)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income (loss)	$1,335	$158	$(1,234)	$(3,232)

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,186	29,080	29,167	28,980
Effect of dilutive employee stock options	61	271	—	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,247	29,351	29,167	28,980

Basic net income (loss) per share	$0.05	$0.01	$(0.04)	$(0.11)

Diluted net income (loss) per share	$0.05	$0.01	$(0.04)	$(0.11)

Weighted average potential common shares of 4.0 million and 4.1 million for the three months ended February 28, 2009 and February 29, 2008, respectively, and 3.9 million and 3.7 million for the nine months ended February 28, 2009 and February 29, 2008, have been excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive.

5.	Comprehensive Income (Loss)

Saba reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three months ended		Nine months ended
(in thousands)	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income (loss)	$1,335	$158	$(1,234)	$(3,232)
Foreign currency translation (loss) gain	(177)	(2)	(754)	28

Comprehensive income (loss)	$1,158	$156	$(1,988)	$(3,204)

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships, trade names and customer backlog acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of two to seven years.

There were no additions to intangible assets during the three and nine months ended February 28, 2009. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	February 28, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(7,820)	7,100	6.3 Years
Tradenames	820	(506)	314	5.0 Years
Acquired developed technology	5,890	(3,632)	2,258	5.0 Years

Total	$22,370	$(12,698)	$9,672

	May 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,040)	8,880	6.3 Years
Tradenames	820	(383)	437	5.0 Years
Acquired developed technology	5,890	(2,748)	3,142	5.0 Years

Total	$22,370	$(9,911)	$12,459

The total expected future amortization related to purchased intangible assets will be approximately $929,000 for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively. All tangible assets will be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2008 and concluded that goodwill was not impaired. Through the nine month period ended February 28, 2009, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. Through the nine month period ended February 28, 2009, there were no indicators of impairment of intangible assets.

For the three and nine months ended February 28, 2009, goodwill decreased $194,000 and $229,000 respectively, as a result of an adjustment to an acquired company’s tax attribute, previously not valued. There were no changes to the carrying amount of goodwill for the three and nine months ended February 29, 2008.

7.	Debt and Other Obligations

Credit Facility

Saba does not currently have a credit facility. The prior facility expired January 31, 2009. The expired facility provided for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000 at any time outstanding, which included a sub-limit

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of up to $5,000,000 for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3,000,000. Except for outstanding obligations of $331,000 under the equipment facility as of February 28, 2009, no other amounts are outstanding under the expired facility. The equipment facility’s term begins with the date of each advance under the contract. The Company obtained advances on November 30, 2006 and February 28, 2007 which mature on November 30, 2009 and February 28, 2010, respectively. The equipment facility is required to be repaid in 36 equal monthly installments of principal, plus interest. The interest rate applicable to the loans under the equipment facility is the bank’s prime rate plus 0.25%.

The credit facility, which is currently an equipment facility, is secured by all of the Company’s personal property other than its intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility requires the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. EBITDA, or “earnings before income tax, depreciation and amortization,” also excludes share-based compensation and includes the estimated revenue that would have been recorded related to Centra Software, Inc (“Centra”) deferred revenue fair value adjustment. As of February 28, 2009, the Company was in compliance with the liquidity and EBITDA covenants. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the credit facility prior to their stated maturity date and the bank may be able to foreclose on any collateral provided by the Company.

8.	Restructuring

During the three months ended February 28, 2009, management approved and initiated a plan to restructure and eliminate approximately 5% of the workforce across all functions (the “2009 Plan”). The restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The total estimated restructuring costs associated with the 2009 Plan is $426,000 and will be recorded over the third and fourth quarters of fiscal 2009 as they are incurred. During the third quarter ended February 28, 2009, the Company eliminated 23 positions and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as restructuring in the statement of operations and totaled approximately $277,000 during the three months ended February 28, 2009 of which approximately $229,000 had been paid as of February 28, 2009. The remaining restructuring balance of approximately $150,000 is expected to be incurred in the fourth quarter. Any changes to the estimates of executing the 2009 Plan will be reflected in future results of operations.

During fiscal 2006, as part of the acquisition of Centra management approved and initiated a plan to restructure and eliminate duplicative pre-merger activities and reduce the Company’s cost structure (the “Centra Restructuring”). Total restructuring costs associated with exiting activities were estimated to be approximately $2.4 million. All activities including payments of liabilities related to the restructuring have occurred.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of accrued restructuring charges and movements within these components through February 28, 2009 for the new restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
Activity for the three months ended February 28, 2009 -
Expense additions	$277	—	$277
Deductions—cash payments	(230)	—	(230)

Adjustments	—	—	—

Accrual as of February 28, 2009	$47	$—	$47

(in thousands)	Workforce Reduction Charges	Facilities Related Charges	Total
Accrual as of May 31, 2007	$92	$354	$446
Activity for the year ended May 31, 2008 -
Deductions—cash payments	(83)	(312)	(395)
Adjustments	(9)	—	(9)

Accrual as of May 31, 2008	—	42	42
Activity for the six months ended November 30, 2008
Deductions—cash payments	—	(18)	(18)
Adjustments	—	(24)	(24)

Accrual as of November 30, 2008	$—	$—	$—

9.	Guarantees

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

Income tax expense for the three and nine months ended February 28, 2009 was $415,000 and $701,000, respectively, and $311,000 and $561,000 during three and nine months ended February 29, 2008, respectively. The provision for income taxes recorded for all periods were comprised primarily of foreign income taxes and also included a provision for federal alternative minimum tax and state income taxes. Additionally, the provision for income taxes for the three and nine months ended February 28, 2009 was impacted by the utilization of net operating losses from acquired entities of $194,000 and $194,000 that had previously full valuation allowances.

During the third quarter of fiscal year 2009, the unrecognized tax benefit increased slightly by $16,000.

As of February 28, 2009 and May 31, 2008, respectively, the Company has established a valuation allowance against the full amount of any net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization. The United Kingdom operations represented 11% of total revenues by country for the three months ended February 28, 2009 and 12% for the three months ended February 29, 2008. The United Kingdom operations represented 13% for the nine months ended February 28, 2009 and 12% for the nine months ended February 29, 2008.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling,

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the District Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the District Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel for the issuer defendants informed the District Court that this settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the District Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases, including Centra’s, in which the plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part and struck the class allegations in eight cases in which the proposed class representative was not a member of the class. The District Court denied the motion with respect to the remaining 18 cases, including Centra’s case. For those 18 cases, the District Court ordered the plaintiffs to notify the defendants and the District Court of the identity of the putative class representatives and the basis of each putative representative’s claim, and indicate whether the putative representatives are members of the proposed class. On April 2, 2009, the plaintiffs submitted a list of proposed class representatives for each action in conjunction with the motion for preliminary approval of the settlement.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Soon after the suit was filed, Centra instituted reexamination proceedings for the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”) and the case was stayed by the Colorado District Court pending the outcome of the reexamination proceedings. The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. On January 23, 2009, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate for the other patent which indicated that all of the patent’s original claims will be cancelled and specified that a set of newly-added claims has been determined to be patentable. In view of that development, the Colorado District Court lifted the stay of the case on February 13, 2009. On March 16, 2009, EdySync’s patent attorney submitted a petition to the PTO requesting that the reexamination proceeding be reopened to allow the examiner to assess the patentability of the claims over a newly-submitted prior art reference. If the petition is granted, the PTO could issue another office action rejecting the newly-presented claims over the reference. If the petition is denied, the Company expects that a reexamination certificate will issue that will cancel all of the patents original claims and indicate that only the newly-added claims are patentable. If that happens, the Company believes it will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. On February 12, 2009, the Patent Office issued an office action rejecting all of the patent’s claims on the grounds identified in the reexamination request. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Other Litigation

The Company is also a party to various legal disputes and proceedings arising from the ordinary course of general business activities. While, in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on the consolidated financial statements of the Company.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amended the scope of SFAS No. 157. The Company adopted SFAS No. 157 except for those items specifically deferred under FSP No. FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (as defined below) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No. FAS 142-3 is effective for the Company beginning June 1, 2009.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

An Executive Vice President of Varian Medical Systems, Inc. (“Varian”), the Chairman and Chief Executive Officer of Masimo Corporation (“Masimo”) and a member of Duck Creek Technologies, Inc.’s Board of Directors serve as directors on Saba’s Board of Directors.

During the three and nine months ended February 28, 2009, Saba licensed its software and sold related support and services to Varian in the aggregate amounts of $50,000 and $169,000, respectively, Masimo in the aggregate amounts of $4,100 and $6,700, respectively, and Duck Creek in the aggregate amount of $24,000 and $28,000, respectively.

For the three and nine months ended February 29, 2008, Saba licensed its software and sold related support and services to Varian in the aggregate of $47,000 and $216,000, Duck Creek in the aggregate amounts of $1,000 and $17,000 and Masimo in the aggregate amounts of $61,000 and $102,000, respectively.

At February 28, 2009, Saba’s accounts receivable included $73,000 due from Varian, $12,000 due from Masimo and $6,000 due from Duck Creek. At May 31, 2008, Saba’s accounts receivable included $29,000 due from Masimo, $20,000 due from Varian and $1,600 due from Duck Creek.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation,

•	the effect of recent accounting pronouncements

•	our expectation that the remaining restructuring balance will be incurred in the fourth quarter, and

•	our expectation that the Patent Office will issue a reexamination certificate that will cancel all of the patent’s original claims and indicate that only the newly added claims are patentable.

(ii) in Part I, Item 2,

•	our belief that the acquisition of Centra strengthened our competitive position and provided us with a broader and deeper product offering,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that OnDemand revenue will continue to grow for the foreseeable future,

•	our belief that license updates and product support revenue will continue to grow for the foreseeable future due to our expanded customer base,

•

our anticipation that a substantial majority of our customers will renew their annual contracts and the sale of new licenses will increase the number of customers that purchase license updates and product support,

•	our expectations relating to future amortization expenses,

•	our anticipation that we will continue to experience long sales cycles,

•	our expectation that recent accounting pronouncements will not impact our consolidated financial statements,

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

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services, OnDemand services and license update and product support to our clients. Cost of revenue also includes external hosting fees and depreciation and amortization charges related to the OnDemand infrastructure, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in the acquisition of Centra in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of February 28, 2009, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.5 million and $936,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets, restructuring and in-process research and development, to the research and development, sales and marketing, and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries (including stock-based compensation), employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate communication, rent and depreciation costs to each of the functional areas that derive a benefit from such costs based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts, and administrative and professional services fees.

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

We provide professional services on a time and materials and fixed-fee basis. Revenue related to professional services is generally recognized as the services are performed. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or professional services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

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

If the requirements of SOP 97-2 are not met when a customer pays us, the paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenues are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of February 28, 2009, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.5 million and $936,000, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $22.7 million as of February 28, 2009. The allowance for doubtful accounts, which totaled $229,000 as of February 28, 2009, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Impairment of goodwill and purchased intangible assets. We account for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at February 28, 2009 was $37.5 million, including $22.7 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Our goodwill balance at May 31, 2008 was $37.7 million including $22.9 million and $9.5 million recoded as a result of our acquisitions of Centra and THINQ respectively. We account for purchased intangible assets under SFAS No. 144. As of February 28, 2009, our purchased intangible assets balance was $9.7 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $929,000 for the remainder of fiscal 2009 and $3,716,000, $3,268,000 and $1,759,000 in fiscal years 2010 through 2012, respectively.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators or impairment arise or circumstances otherwise dictate. A significant and extended reduction in our enterprise fair value to below the recorded amount of our stockholders’ equity could indicate a change in our business climate and under SFAS 142, we could be required to write down the carrying value of our goodwill and record an expense for an impairment loss.

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

We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. For RSUs, stock compensation is calculated based on the fair market value of the stock on the award date. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position

No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We adopted SFAS No. 157 except for those items specifically deferred under FSP No. FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on our condensed consolidated financial statements and we are currently evaluating the impact of the full adoption of SFAS No. 157 on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Revenues

	Three months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenues	February 29, 2008	Percent of Total Revenues
Revenues:
License	$4,725	18%	$6,000	22%
License updates and product support	8,500	33%	8,483	31%
OnDemand	5,327	20%	4,583	17%
Professional services	7,594	29%	8,348	30%

Total revenues	$26,146	100%	$27,414	100%

	Nine months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenues	February 29, 2008	Percent of Total Revenues
Revenues:
License	$10,654	14%	$16,434	21%
License updates and product support	25,915	34%	26,250	33%
OnDemand	15,569	20%	13,512	17%
Professional services	25,133	32%	23,402	29%

Total revenues	$77,271	100%	$79,598	100%

Total Revenues. Total revenues decreased by $1.3 million, or 5%, during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. Total revenues decreased by $2.3 million, or 3%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. As a percentage of total revenues, revenues from customers outside the United States represented 30% for the three months ended February 28, 2009 and 25% for the three months ended February 29, 2008. The only country that consisted of more than 10% of total revenue was the United Kingdom, which represented 11% for the three months ended February 28, 2009 and 12% for the three months ended February 29, 2008.As a percentage of total revenues, revenues from customers outside the United States represented 28% for the nine months ended February 28, 2009 and 29% for the nine months ended February 29, 2008. The United Kingdom represented 13% for the nine months ended February 28, 2009 and 12% for the nine months ended February 29, 2008.

License Revenue. License revenue decreased by $1.3 million, or 21%, during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. License revenue decreased by $5.8 million, or 35%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The decreases are primarily attributable to generally weak business conditions throughout the private and public sectors as a result of the recessionary economic environment and a continued shift from license to OnDemand transactions.

License Updates and Product Support Revenue. License updates and product support revenue increased slightly by $17,000 during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. License updates and product support revenue decreased by $335,000, or 1%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The decrease for the nine months period is primarily attributable to the strengthening of the U.S. dollar against foreign currencies as well as product support revenue recognized during the first nine months of fiscal 2008 which included a favorable impact at approximately $290, 000 due to renewals for major customers that were renewed late. We recognize the portion of revenue associated with the period that has lapsed upon renewal.

OnDemand Revenue. OnDemand revenue increased by $744,000, or 16%, during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. OnDemand revenue increased by $2.1 million, or 15%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The increases are primarily attributable to a high rate of OnDemand renewals and increased demand for Saba Enterprise OnDemand offerings. Our renewal rate for our OnDemand business for the third quarter was 74% compared to 94% for the same period of the prior year and on a year to date basis was 82% compared to 90% in the prior year.

Professional Services Revenue. Professional services revenue decreased by $754,000, or 9%, during the three months ended February 28, 2009 compared to the three months ended February 29, 2008 which included $900,000 in revenue from the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Professional services revenue increased by $1.7 million, or 7%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The nine-month increase is due to higher demand for our consulting services for upgrades and expansions from our existing customer base.

International revenue as a percentage of total revenues and the mix of license, OnDemand and services revenue as a percentage of total revenues have varied significantly primarily due to the variability of new license sales.

Cost of Revenues

	Three months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenues	February 29, 2008	Percent of Total Revenues
Cost of revenues:
Cost of license	$178	1%	$210	1%
Cost of license updates and product support	1,903	7%	2,230	8%
Cost of OnDemand	2,157	8%	1,784	6%
Cost of professional services	5,509	21%	5,718	21%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$10,042	38%	$10,237	37%

	Nine months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenues	February 29, 2008	Percent of Total Revenues
Cost of revenues:
Cost of license	$622	1%	$631	1%
Cost of license updates and product support	6,095	8%	6,606	8%
Cost of OnDemand	7,039	9%	5,001	6%
Cost of professional services	16,900	22%	16,296	21%
Amortization of acquired developed technology	883	1%	883	1%

Total cost of revenues	$31,539	41%	$29,417	37%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	February 28, 2009	February 29, 2008
Gross margin:
License (including amortization of acquired developed technology)	$4,252	$5,495
Percentage of license revenue	90%	92%
License updates and product support	6,597	6,253
Percentage of license updates and product support revenue	78%	74%
OnDemand	3,170	2,799
Percentage of OnDemand revenue	60%	61%
Professional services	2,085	2,630
Percentage of professional services revenue	27%	32%

Total	$16,104	$17,177
Percentage of total revenues	62%	63%

	Nine months ended
(dollars in thousands)	February 28, 2009	February 29, 2008
Gross margin:
License (including amortization of acquired developed technology)	$9,149	$14,920
Percentage of license revenue	86%	91%
License updates and product support	19,820	19,644
Percentage of license updates and product support revenue	76%	75%
OnDemand	8,530	8,511
Percentage of OnDemand revenue	55%	63%
Professional services	8,233	7,106
Percentage of professional services revenue	33%	30%

Total	$45,732	$50,181
Percentage of total revenues	59%	63%

Cost of License Revenue. Cost of license revenue decreased slightly by $32,000 or 15% during the three months ended February 28, 2009 when compared to the three months ended February 29, 2008 due to a decrease in sales volume related license product costs. Cost of license revenue decreased slightly by $9,000, or 1%, during the nine months ended February 28, 2009 when compared to the nine months ended February 29, 2008. Gross margin on license revenue decreased to 90% during the three months ended February 28, 2009 from 92% during the three months ended February 29, 2008. Gross margin on license revenue decreased to 86% during the nine months ended February 28, 2009 from 91% during the nine months ended February 29, 2008. The decreases in gross margins are primarily the result of the decreases in license revenues relative to amortization of acquired technologies and fixed third party license royalty costs.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue decreased $327,000, or 15%, during the three months ended February 28, 2009 when compared to the three months ended February 29, 2008. The decrease was primarily the result of a decrease in salaries and related benefits of $178,000 through reduced headcount as a result of attrition and restructuring as well as a two weeks mandatory shutdown in December 2008. Cost of license updates and product support revenue decreased $511,000, or 8%, during the nine months ended February 28, 2009 when compared to the nine months ended February 29, 2008. The decrease was primarily the result of a decrease in salaries and related benefits of $291,000 due to attrition, restructuring and a two week shutdown in December 2008. Gross margin on license updates and product support was 78% during the three months ended February 28, 2009 and 74% during the three months ended February 29, 2008. Gross margin on license updates and product support was 76% during the nine months ended February 28, 2009 and 75% during the nine months ended February 29, 2008. The increases in gross margins are primarily due to cost reductions when compared to the prior year period.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased by $373,000, or 21%, during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The increase in the cost of OnDemand revenue was due primarily to increases in salaries and benefits of $191,000, external hosting services of $184,000 and depreciation of computer equipment used in our OnDemand environments of $149,000, partially offset by a decrease in third party consulting fees of $133,000. Cost of OnDemand revenue increased by $2.0 million, or 41%, during the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The increase in the cost of OnDemand revenue was primarily due to increases in external hosting fees of

$628,000 salaries and benefits of $621,000, depreciation of computer equipment used in our OnDemand environments of $497,000 and facilities and related costs of $143,000. The OnDemand gross margin decreased to 60% during the three months ended February 28, 2009 from 61% during the three months ended February 29, 2008. The OnDemand gross margin decreased to 55% during the nine months ended February 28, 2009 from 63% during the three months ended February 29, 2008. The decreases in OnDemand gross margins were the result of our continued investment to support anticipated growth in our OnDemand business.

Cost of Professional Services Revenue. For the three months ended February 28, 2009, cost of professional services revenue decreased $209,000, or 4%, compared to the three months ended February 29, 2008. The decrease in cost of professional services revenue was primarily the result of decreases in employees travel and related expenses of $195,000, facilities and telecommunication costs of $76,000 and salaries and related benefits of $65,000, offset by an increase in third party consultants of $128,000. For the nine months ended February 28, 2009, cost of services revenue increased $604,000, or 4%, compared to the nine months ended February 29, 2008. The increase during the nine months ended February 29, 2008 was primarily attributable to increases in salaries and related expenses of $665,000, third party consultants of $439,000 and facility and telecommunication related costs of $98,000, partially offset by a decrease in travel expenses of $466,000 and a net deferral of $132,000 resulting from the deferral of the direct costs related to professional services combined with OnDemand subscriptions and the quarterly amortization of those deferred costs. The professional services gross margin decreased from 32% during the three months ended February 29, 2008 to 27% during the three months ended February 28, 2009 due primarily to a higher cost of delivering services for international customers. The professional services gross margin increased from 30% during the nine months ended February 29, 2008 to 33% during the nine months ended February 28, 2009. The increases in gross margins are primarily attributable to higher realization rates in professional services.

Operating Expenses

	Three months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenue	February 29, 2008	Percent of Total Revenue
Operating expenses:
Research and development	$4,346	17%	$4,060	15%
Sales and marketing	5,673	22%	8,489	31%
General and administrative	3,666	14%	3,608	13%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$14,319	55%	$16,791	61%

	Nine months ended
(dollars in thousands)	February 28, 2009	Percent of Total Revenue	February 29, 2008	Percent of Total Revenue
Operating expenses:
Research and development	$13,238	17%	$12,282	15%
Sales and marketing	19,601	25%	28,193	35%
General and administrative	11,877	15%	10,698	13%
Amortization of purchased intangible assets	1,903	3%	1,903	2%

Total operating expenses	$46,619	60%	$53,076	65%

Research and development. Research and development expenses increased by $286,000, or 7%, for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The increase was primarily due to increases in salaries and related benefits of $244,000 and third party consulting fees of $194,000, partially offset by a decrease in facilities related expenses of $152,000. Research and development expenses increased $956,000, or 8%, for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The increase was primarily due to increases in salaries and related benefits of $680,000, third party consulting fees of $335,000, and software and equipment maintenance of $107,000, partially offset by a decrease in facilities related expenses of $167,000.

Sales and marketing. Sales and marketing expenses decreased by $2.8 million, or 33%, for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The decrease was primarily attributable to a decrease in salaries and related benefits of $2.0 million due to lower headcount and decreases in facilities related expenses of $432,000, employees’ travel of $371,000, and direct marketing and events of $273,000, partially offset by an increase in third party consulting fees of $167,000 and advertising and public relations expenses of $83,000. Sales and marketing expenses decreased $8.6 million, or 30%, for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The decrease was primarily attributable to a decrease in salaries and related benefits of $5.9 million due to lower headcount, and decreases in marketing programs of $717,000, facilities related expenses of $966,000, employee travel of $530,000 and recruiting expenses of $211,000.

General and administrative. General and administrative expenses decreased by $219,000, or 6%, for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. The decrease was due to decreases in salaries and related benefits of $227,000 and third party consulting of $77,000, partially offset by an increase in facilities related expenses of $85,000. General and administrative expenses increased $927,000, or 11%, for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. The increase was due to increases in facilities related expenses of $829,000 and legal fees of $729,000, partially offset by a decrease in share-based compensation expense of $631,000 related to the acceleration of vesting of options during the three months period ended August 31, 2007. During the three months ended August 31, 2008, we incurred $672,000 of non-recurring general and administrative costs primarily related to legal and accounting fees associated with the evaluation of strategic transactions.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was consistent for the three months ended February 28, 2009 compared to the three months ended February 29, 2008, and for the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008. Future amortization expense over each of the next four years is currently expected to be approximately $929,000 for the remainder of fiscal 2009 and range from $3.7 million in fiscal 2010 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment or reduction in our estimate of remaining useful lives could result in decreased amortization expense in future periods.

Restructuring. During the second quarter of fiscal year 2009, Saba management began discussions on ways to decrease costs during the third and future quarters. The results of these discussions were a plan to decrease headcount across the Company by 5% by eliminating positions. The plan was finalized in December 2008. During the third quarter ended February 28, 2009, the Company eliminated 23 positions and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as restructuring in the statement of operations and totaled approximately $277,000 during the three months ended February 28, 2009 of which approximately $230,000 had been paid as of February 28, 2009. The remaining restructuring balance of approximately $150,000 is expected to be incurred in the fourth quarter. Any changes to the estimates of executing the restructuring will be reflected in future results of operations.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased by $141,000 for the three months ended February 28, 2009 compared to the three months ended February 29, 2008. This decrease was primarily attributable to realized and unrealized gains on certain foreign denominated transactions of $101,000 and a decrease in interest income of $39,000. For the nine months ended February 28, 2009 compared to the nine months ended February 29, 2008, interest income and other, net increased $11,000. This increase was primarily attributable to gains on certain foreign denominated transactions of $135,000 offset by a decrease in interest income of $124,000.

Interest expense. Interest expense was $6,000 for the three months ended February 28, 2009 and $29,000 for the three months ended February 29, 2008. The decrease in interest expense during the three months ended February 28, 2009 compared to the three months ended February 29, 2008 was primarily due to the lower average debt outstanding under our bank credit facility. Interest expense was $27,000 for the nine months ended February 28, 2009 and $146,000 for the nine months ended February 29, 2008. The decreases in interest expense during the nine months fiscal 2009 compared to the nine months of fiscal 2008 were primarily due to the lower average debt outstanding under our equipment facility.

Provision for income taxes The provision for income taxes recorded for the three and nine months ended February 28, 2009 comprised primarily of foreign income taxes and also included a provision for federal alternative minimum tax and state income taxes. The provision for income taxes for the nine months ended February 28, 2009 was impacted by the utilization of net operating losses from acquired entities of $194,000, the benefit of which was recorded as goodwill. Income tax expense for the three and nine months ended February 28, 2009 was $415,000 and $701,000, respectively, as compared to $311,000 and $561,000 during the three and nine months ended February 29, 2008.

During the third quarter of fiscal 2009, the unrecognized tax benefit increased slightly by $16,000.

As of February 28, 2009 and May 31, 2008, we had established a valuation allowance against the full amount of any net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	February 28, 2009	May 31, 2008
Software license updates and product support	$19,440	$18,219
OnDemand	11,284	9,529
Professional services	2,519	2,796
Software licenses	1,077	741

Total deferred revenues	$34,320	$31,285

Deferred revenues, current	$31,908	$29,257
Deferred revenues, non-current	2,412	2,028

Total deferred revenues	$34,320	$31,285

Deferred software license updates and product support revenues represent customer billings made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred OnDemand revenue represents customer billings made in advance and recognized ratably over the OnDemand service term. Deferred professional services revenue includes prepayments for consulting, education, strategic services and professional services, not separable from the OnDemand subscription business. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the second quarter. We have a disproportionately higher level of renewal billings for software license updates and product support in out third fiscal quarter.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing

We track operating metrics for invoicing, which represents our total billings, and renewal rates for enterprise software maintenance and OnDemand services. For the quarter ended February 28, 2009, we invoiced $32.8 million compared to $30.4 million for the quarter ending February 29, 2008. We invoiced $84.7 million compared to $87.4 million for nine months ended February 29, 2008. Our renewal rate on a dollar basis on enterprise software maintenance for the third quarter of fiscal 2009 was 94% compared to 91% for the third quarter of fiscal 2008 and on a year to date basis was 94% during the first three quarters of fiscal 2009 compared to 93% for the first three quarters of fiscal 2008. Our renewal rate on a dollar basis for our OnDemand business for the quarter ended February 28, 2009 was 74% compared to 94% during the quarter ended February 29, 2008. The nine month period ended February 28, 2009 was 82% compared to 90% for the nine month period ended February 29, 2008. Our OnDemand renewal rate on a dollar basis for the quarter ended February 28, 2009 fell principally as a result of non renewals for our Centra product due to budget cuts by customers.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended
(in thousands)	February 28, 2009	February 29, 2008
Net cash provided by operating activities	$7,519	$2,129
Net cash used in investing activities	$(2,030)	$(2,788)
Net cash used in financing activities	$(191)	$(2,482)

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of February 28, 2009, we had $20 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities during the nine months ended February 28, 2009 was $7.5 million compared to $2.1 million used in operating activities during the nine months ended February 29, 2008. Net cash used by operating activities during the nine months ended February 28, 2009 was primarily a result of adjusting our net loss of $1.2 million for non-cash expenses related to share-based compensation of $1.6 million, depreciation and amortization of $4.6 million, an increase in prepaids of $604,000, deferred revenue of $4.7 million and other assets of $262,000 and decreases due to accounts receivable of $1.6 million, accrued expenses of $965,000, accounts payable of $267,000 other assets of $262,000 and deferred rent of $104,000.

Net cash provided by operating activities during the nine months ended February 29, 2008 was $2.1 million, primarily a result of adjusting our net loss of $3.2 million for non-cash expenses related to share-based compensation of $2.5 million and depreciation and amortization of $4.3 million, an increase in deferred revenue of $2.7 million and decreases due to accounts receivable of $2.1, accounts payable of $1.5 million, other assets of $388,000 and deferred rent of $144,000.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 73 days at February 28, 2009 and 75 days at May 31, 2008. In addition to the DSO calculation, we have an operating metric for accounts receivable which is billing days outstanding (“BDO”) that was 63 days at February 28, 2009 and 68 days at May 31, 2008. BDO is calculated using the current quarter total billings and calculating an average daily billings per day. The accounts receivable balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.0 million during the nine months ended February 28, 2009 compared to net cash used in investing activities of approximately $2.8 million for the nine months ended February 29, 2008. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our OnDemand infrastructure.

Net Cash Used In Financing Activities

Net cash used in financing activities of $191,000 during the nine months ended February 28, 2009 was primarily attributable to repayments on borrowings under our credit facility and notes payable of $341,000, partially offset by proceeds from stock issuance of $151,000. Net cash used in financing activities of $2.5 million during the nine months ended February 29, 2008 was primarily attributable to net repayments on our credit facility of $3.7 million, partially offset by the issuance of common stock of $1.2 million. The term loan and the revolving credit line matured January 31, 2009.

Contractual Obligations and Commitments

Saba does not currently have a credit facility loan other than amounts outstanding under an expired equipment facility. The prior facility expired January 31, 2009. The expired facility provided for a term loan, a receivables borrowing base revolving credit line and an equipment facility.

As of February 28, 2009, we were in compliance with our liquidity and EBITDA covenants. As of February 28, 2009, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2008.

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

During the quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $909,000 remained as of February 28, 2009.

Off-Balance Sheet Arrangements

As of February 28, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. Saba does not currently have a credit facility other than amounts outstanding under an expired equipment facility. The expired facility terminated January 31, 2009. The credit facility provided for (i) a term loan in a principal amount of $6,500,000, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7,500,000, which includes a sub-limit of up to $5,000,000 for letters of credit, cash management and foreign exchange services, and (iii) an equipment facility up to a principal amount of $3,000,000. The term loan and the revolving credit line expired January 31, 2009. Except for outstanding obligations of $331,000 under the equipment facility as of February 28, 2009, no other amounts are outstanding under the expired facility. The equipment facility’s term begins with the date of each advance under the contract. We obtained advances on November 30, 2006 and February 28, 2007 and mature on November 30, 2009 and February 28, 2010, respectively. The equipment facility is required to be repaid in 36 equal monthly installments of principal, plus interest. The interest rate applicable to the loans under the equipment facility is the bank’s prime rate plus 0.25%.

The credit facility which is currently an equipment facility, is secured by all of our personal property other than our intellectual property. The credit facility includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on the property of the Company and its subsidiaries; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the credit facility required us to satisfy a minimum consolidated EBITDA covenant on a quarterly basis, and a minimum liquidity covenant on a monthly basis. EBITDA also excluded share-based compensation and included the estimated revenue that would have been recorded related to the Centra deferred revenue fair value adjustment.

The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the credit facility prior to their stated maturity date and the bank may be able to foreclose on any collateral provided by us.

At February 28, 2009, we had available cash and cash equivalents totaling $20 million. Of this amount, approximately $7.8 million was invested in money market accounts bearing variable interest rates of between 0.00% and 0.88%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended February 28, 2009, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, were $58,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, for the first three quarters of fiscal 2009 and for fiscal 2008, our quarterly revenues have fluctuated between approximately $28.2 million and $25.3 million and our quarterly results have fluctuated between net income of approximately $1.3 million and a net loss of approximately $2.4 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business would be seriously harmed and net losses in a given quarter would be even larger than expected.

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

We have a history of losses, expect future losses and cannot assure you that we will maintain profitability in the future.

We expect to continue to derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, OnDemand, implementation, training and consulting services. Except for three quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 28, 2009, we had $9.7 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra and May 2005 acquisition of THINQ and our goodwill balance was $37.5 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options and RSUs in our reported results from operations in accordance with SFAS No. 123R, which was issued by FASB in December 2004. These non-cash expenses have made it, and these and any similar expenses in the future, will continue to make it significantly more difficult for us to achieve profitability. We may not be able to sustain US GAAP profitability.

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

To date, Saba Enterprise Learning products and related services have accounted for a majority of our revenues. We anticipate that revenues from the Saba Enterprise suite and the Saba Centra product suite, as well as related services, will constitute substantially all of our revenues for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba Enterprise suite, the Saba Centra product suite and related services or failure to achieve broad market acceptance would seriously harm our business.

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

During the first nine months of fiscal year 2009, we recognized approximately 28% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

Revenues from customers located outside the United States accounted for 28% and 28% of our revenue for the first nine months of our fiscal 2009 and 2008, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if a significant decline in our stock price and/or market capitalization result in impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

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

For example, from the beginning of fiscal 2005 through February 28, 2009, the market price for our common stock has fluctuated between $7.75 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

On April 8, 2009, the Company entered into amended and restated employment agreements with each of Bobby Yazdani, the Company’s Chief Executive Officer, Bill Slater, the Company’s Chief Financial Officer, and Peter Williams, the Company’s Executive Vice President, Corporate Development.

The amended and restated employment agreements include updated provisions to address compliance with Section 409A of the Internal Revenue Code of 1986, as amended. In addition, the terms amended by each amended and restated employment agreement include, but are not limited to, the following:

Mr. Yazdani’s Amended and Restated Employment Agreement

The definition of the term “Good Reason” was amended to include a Change of Control (as defined in the amended and restated employment agreement), and, in conjunction with such amended definition, a provision was included to provide for acceleration of vesting of outstanding stock options in the event that such options are not Assumed or Replaced (each as defined in the amended and restated employment agreement) in connection with a Change of Control.

Mr. Slater’s Amended and Restated Employment Agreement

•

Outstanding options may be exercised for up to 6 months after termination of employment other than for Cause (as defined in the amended and restated employment agreement), subject to the terms of the option plan.

•

The benefits afforded Mr. Slater upon a termination by the Company without Cause were extended to a termination by Mr. Slater for Good Reason (as defined in the amended and restated employment agreement) and such benefits were expanded to include (i) the Target Bonus (as defined in the amended and restated employment agreement), pro rated based on the number of days actually elapsed through the date of termination in the bonus period in which such termination occurs, (ii) a payment equal to six months plus one additional month for every year of service up to 12 months of the then current base salary, and (iii) 12 months acceleration of shares subject to outstanding stock options.

•

The benefits afforded Mr. Slater upon a termination by the Company without Cause at the time of or within 12 months after a Change of Control (as defined in the amended and restated employment agreement) were extended to include a termination by Mr. Slater for Good Reason at the time of or within 12 months after a Change of Control, and such benefits were expanded to include: (i) a payment equal to 12 months of the then current base salary and (ii) the Target Bonus amount.

•

The period during which Mr. Slater agreed to certain non-solicit and non-compete obligations was revised to provide that such obligations will remain in effect for a period equal to the period during which Mr. Slater is entitled to receive severance benefits.

Mr. Williams’ Amended and Restated Employment Agreement

The definition of the term “Good Reason” was amended to include a Change of Control (as defined in the amended and restated employment agreement), and, in conjunction with such amended definition, a provision was included to provide for acceleration of vesting of outstanding stock options in the event that such options are not Assumed or Replaced (each as defined in the amended and restated employment agreement) in connection with a Change of Control. In addition, the terms of the prior amendment to Mr. Williams’ employment agreement are included in the amended and restated employment agreement.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 8, 2009	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Amended and Restated Bylaws of the Company effective as of August 24, 2006.

3.5(5)	Amendment to Amended and Restated Bylaws of the Company, effective as of November 27, 2007.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.14	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Bobby Yazdani.

10.15	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Peter E. Williams III.

10.21	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and William Slater.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 8, 2009.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 8, 2009.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 8, 2009.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 8, 2009.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 28, 2006.

(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2007.