Form 10-K
period 2009-05-31
SABA SOFTWARE INC
filed 2009-08-12
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                     .

Commission file number: 001-34372

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28,502,000 (based on a closing sale price of $1.20 per share as reported for the Nasdaq Global Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2009 was 29,232,000.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2009 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FISCAL YEAR 2009

FORM 10-K

ANNUAL REPORT

PART I

FORWARD-LOOKING INFORMATION

For purposes of this Annual Report, the terms “Saba”, “the Company”, “we”, “us” and “our” refer to Saba Software, Inc. and its consolidated subsidiaries (unless the context indicates otherwise). This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include:

(i) in Item 1, statements regarding competition, our belief that we offer the most comprehensive and flexible Human Capital Management platform, our belief that we are the leader in our market space, and registration of trademarks;

(ii) in Item 1A, statements regarding our expectation that we will derive substantially all of our revenues for the foreseeable future from the Saba Enterprise suite and the Saba Centra product suite, the incurrence of non-cash expenses relating to the amortization of purchased intangible assets, our expectations to incur losses in the future, our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance, expanding our international presence, periodically acquiring complementary businesses or technologies, regularly releasing new products, and issuance of a reexamination certificate canceling certain patent claims;

(iii) in Item 2, statements regarding the adequacy of our existing facilities to meet anticipated needs for the foreseeable future;

(iv) in Item 3, statements regarding the financial impact of any proposed settlements, our intention to dispute claims against us, and the merits of claims against us;

(v) in Item 5, statements regarding our intention to retain our future earnings;

(vi) in Item 7, statements regarding the benefits of the acquisition of Centra, our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our revenues in the foreseeable future, our belief that the revenue generated from OnDemand will continue to grow, our anticipation that a substantial majority of our customers will renew their contracts on expiration and that we will continue to add new OnDemand customers, our expectation that license updates and product support revenue will continue to grow, our belief that we will not use certain technology in future offerings, the effects of our restructuring efforts, our anticipation that we will continue to experience long sales cycles, the table summarizing our contractual obligations at May 31, 2009, the sufficiency of our available cash resources, credit facility and cash flows generated from revenues over the next twelve months, the adequacy of tax provisions related to the examination of certain of our tax returns, our estimate of future forfeiture rates in stock-based compensation and our anticipation to not pay dividends in the foreseeable future;

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

ITEM 1:    BUSINESS

Overview

We help organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, which we offer through both software license and our OnDemand service offering. In addition, we provide license updates and product support, implementation, training and consulting services. Our people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing and managing people across the entire organization.

By using our solutions to manage their extended workforce, which can include employees, customers and partners, our customers achieve demonstrably higher levels of performance through:

•	Increased productivity, sales and service effectiveness;

•	Reduced personnel development and training costs; and

•	Improved organizational agility and execution.

Our solutions help our customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing our solutions, organizations are better equipped to adapt to continuous change. Specifically, they can align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of employees, customers, partners and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

We were incorporated in Delaware in April 1997. Our headquarters are located at 2400 Bridge Parkway, Redwood Shores, California 94065, and our telephone number is +1 (650) 581-2500. Our Internet address is www.saba.com. On the Investor Relations page of our web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

Products and Services

We offer the Saba® Enterprise Suite, the Saba® Centra product suite and a range of professional, education and customer support services. Our solutions are available to customers through our OnDemand service offering or through our on-premise software product license.

Saba Enterprise Suite

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

Saba Talent Suite. Enables organizations to proactively plan for successions as well as identifying, developing, tracking and managing future leaders;

Saba Foundation. Delivers a unified profile that offers a common view of employee skills, interests, and experience, providing greater visibility into the impact of Human Capital Management (“HCM”) initiatives and business results, as well as how well people are aligned to the goals of the organization;

Saba Collaboration. Facilitates enabled learning and knowledge transfer between individuals and subject matter experts in informal settings or in conjunction with learning events and allows the organization to build and manage communities of practice, create repositories of institutional knowledge and leverage the collective intelligence of the workforce to make people management more effective. Saba Collaboration includes tools such as chat rooms, threaded discussions, wikis and document sharing, and is integrated with Saba Centra to allow creation of knowledge assets based on web conference sessions that build the organization’s knowledge base over time.

Languages. The Saba Enterprise Suite is available in the following languages: American English, Brazilian Portuguese, British/International English, Canadian French, Continental French, Continental Spanish, Danish, Dutch, Estonian, German, Greek, Hungarian, Indonesian (Bahasan), Italian, Japanese, Korean, Latvian, Lithuanian, Mexican Spanish, Norwegian, Polish, Russian, Simplified Chinese, Swedish, Turkish and Traditional Chinese.

Saba Learning Suite

The Saba Learning Suite is a family of products designed to deliver configurable, targeted functionality in a single solution that addresses five key enterprise learning areas:

•	Regulatory Compliance. Allows a regulated organization to track required certifications and qualification programs and effectively respond to compliance audits;

•	Sales and Channel Readiness. Enables sales organizations to rapidly gain the skills and knowledge required to build a sales pipeline and win business for new offerings;

•	Channel Certification. Manages certification of channel partners to drive consistent representation of an organization’s products and brands and deliver a higher quality customer experience;

•	Customer Education. Supports an organization’s ability to generate revenue and increase customer loyalty through the sale and distribution of training; and

•	Corporate Universities. Provides the ability to develop employees’ skills and competencies to effectively execute organizational objectives and gain competitive advantage.

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

The Saba Learning Suite combines enterprise learning with collaboration for formal and informal learning, synchronous learning, analytics and content creation and management. It also provides support for blended learning and is available in 26 languages for global deployment. The Saba Learning Suite is also integrated with Saba Centra for virtual classroom and informal learning. The Saba Learning Suite includes the following applications:

•

Saba Learning. Enables global organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results; supports certifications with multiple learning pathways, and provides flexible audit trails and supports e-signatures to meet a wide variety of stringent regulatory requirements;

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

•	Saba Publisher. Allows users to create new courses, or repurpose courses, and publish them in HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently; and

•

Saba Knowledge Center. Delivers Web 2.0 collaboration, recommendation and power search features that take informal learning to the next level by enabling organizations to broadly capture and access institutional knowledge.

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

Saba Talent Suite

Saba Talent Suite is a solution that provides the ability to track and manage processes that relate to the development of talent across the organization. The Saba Talent Suite enables organizations to create succession plans for key positions, as well as develop key talent for the demands of future positions. Candidates identified as potential successors to key roles are not just assessed and ranked, but are provided with guidance to prepare them for the position, enabling organizations to develop the skilled individuals they need to be successful. In addition, Saba Talent Suite provides organizations with the following capabilities:

•

Talent Profiles. Creates and manages detailed talent profiles of people in the organization. These profiles are based on data in HR Information Systems, can be supplemented by employees and managers, and are enhanced automatically as employees complete learning and performance plans;

•

Talent Pools. Assesses bench strength for key positions and/or targeted career development opportunities. Fit to pool criteria is automatically assessed, allowing dynamic tracking of readiness of pool candidates;

•	Extensible 9-Box Analysis. Graphically views key metrics on selected talent in order to devise the most appropriate development strategies;

•

Career Development. Develops top performers for future responsibilities and assign goals and competencies to pool candidates, as well as allow employees to self-manage careers by designating career goals and understanding required competencies to be eligible for the desired positions and determine learning plans to fill competency gaps;

•	Organization Chart View. Views competency, performance and potential metrics from an organization chart viewpoint to understand key strengths and weaknesses across the enterprise; and

•

Workforce Planning. Moves beyond general headcount-based planning and model the future based on unique employee attributes and position requirements to understand future gaps and plan talent development and acquisition strategies; and

•

Internal Recruiting. Enhances talent pipelines and employee engagement by enabling active participation in talent development opportunities. Managers can also search for external candidates and include them as part of a succession pool to advance talent development.

Saba Centra

Saba Centra enables online virtual learning, training and meetings. Organizations can share knowledge and exchange information with customers, partners, prospects and employees around the world in real-time. Centra helps organizations increase productivity and efficiency by helping to incorporate learning and knowledge transfer into business processes. Saba Centra works with the Windows, Apple Macintosh and Linux platforms and accelerates mission-critical initiatives that involve learning, training and general web conferencing.

•	Saba Centra for Virtual Classes. Enables employees to engage with groups in live, interactive education sessions across many locations;

•

Saba Centra Virtual Classes for Universities and Schools. Brings instructors and students together online in interactive, online classes and degree programs to help provide the interaction of a typical classroom;

•	Saba Centra for Web Seminars. Equips the organization with an efficient and cost-effective way to reach and engage large audiences quickly; and

•	Saba Centra for eMeetings. Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel

Saba Centra is integrated with Saba Learning to provide seamless, on-demand access to blended learning programs, knowledge assets and important documents. Tight integration of the Saba Knowledge Base makes it easy for organizations to capture knowledge from subject matter experts and share that information with a single click. Powerful, unified search enables users to search across all formal and informal learning content.

Saba Services

We offer comprehensive services to assist in the successful implementation of our products. As of May 31, 2009, we employed approximately 159 people worldwide in services-related activities.

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

Our Customers

Our customers include a wide spectrum of large, global enterprises and small- to mid-size organizations in the automotive, communications, computer software and hardware, electronics, consumer package goods, energy, financial services, health care, manufacturing, medical equipment, pharmaceutical, professional services, retail and transportation industries, as well as government and other public sector organizations. Based on total revenues, our customers are also leaders in their regions, representing two of the largest five companies in Europe, three of the largest companies in Germany and the largest company in Brazil. In the public sector, our customers include several branches of the U.S. Government, and state and local government agencies. In fiscal years 2009, 2008 and 2007, no customer accounted for more than 10 percent of total revenues.

Alliances

As of May 31, 2009, we had strategic alliance agreements with a number of global and regional software resellers as well as consulting firms who act as systems integrators and implementation partners for our solutions.

These alliances and the associated training of qualified personnel in these organizations greatly increase the number of sales representatives and consulting professionals trained to implement our solutions.

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

Sales and Marketing

We license our products and sell our OnDemand services to organizations through a worldwide direct sales force and global network of alliance partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations and government entities. As of May 31, 2009, we had 81 sales and marketing professionals. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships.

We focus our marketing efforts on extending our market leadership, establishing market positioning, generating sales leads, supporting sales efforts, creating awareness of our solutions in the market and establishing strong brand awareness. Our marketing activities include public relations, analyst relations, direct marketing, industry trade shows, online marketing, seminar programs, and customer community building.

Technology

Product Architecture

Our proven product architecture coupled with our development processes facilitates the rapid development, deployment and configuration of enterprise scale solutions for People Management. Our platforms use the latest industry standards and technologies including AJAX, XML, SOAP, Java, Enterprise Java Beans, web services and learning industry standards to deliver innovative, configurable features for our on-premise and SaaS customers.

We continue to provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE-compliant application servers so application developers can focus on building business logic and user interfaces. Key features of the Saba platform include:

•

Open and Standards Based. The core Saba architecture is based on a current reference J2EE implementation. We leverage third-party, industry-leading and standards-based platforms wherever possible. We typically support more than one deployment platform to offer our customers the maximum choice for their deployments. For example we currently support a number of J2EE application servers including JBoss, Websphere and Weblogic and a variety of database platforms including Oracle, IBM DB2 and Microsoft SQL Server. Our architecture supports both on-premise and OnDemand deployments allowing us to provide the broadest possible choice to our customers.

•

Security. Saba solutions offer highly secure environments through which organizations manage their people management processes. A granular security model supports the highly complex business structures and processes used by our customers and can be easily configured to meet their needs. Our security implementation has been subject to rigorous validation by a number of customers and third parties.

•

Scalability. Saba offers a highly scalable solution able to meet the needs of many thousands of concurrent users both on-premise and OnDemand. Scalability is accomplished through a variety of techniques including clustering, distributed caching, session failover management and off-line processing for asynchronous processes. We maintain a dedicated performance lab which works with our internal development teams and with our customers to ensure that our solutions meet the complex and varying usage demands that are placed on them.

•

Configurability and Extensibility. The Saba platform offers a highly configurable application environment. Business processes, system features and user experiences can be easily configured to meet the needs of our diverse customer base. Where more complex requirements exist, the Saba solution also provides a complete set of development tools and Application Programming Interface (“API”) which can be used to extend system functionality.

•

Integration Ready. Saba solutions are deployed in complex IT ecosystems where integrations with other systems are commonly required. We provide for such integrations by delivering open and standards based solutions, based on common technologies such as J2EE, XML, SOAP and JAAS. In addition we provide a series of documented Web Services and APIs to facilitate tight data and application integration.

•

Compelling User Experiences. The Saba solution provides a variety of user experiences through standard web browsers via embedded portlets, online and offline clients and through integrations with other business applications such as Microsoft Outlook, Lotus Notes and SAP Enterprise Portal. This allows users to use Saba where they work. We make extensive use of rich internet application technologies (such as AJAX) to deliver more engaging and intuitive user experiences.

•

Learning Standards. We continue to be active participants in the main learning standards bodies including ADL, IMS and AICC. We also continue to ensure our solutions are compliant with the most current versions of the standards delivered by these organizations.

•

Multiple language support. Saba’s platform is fully internationalized and is, therefore, independent of any particular language, script, culture, and coded character set. We currently provide a number of localized versions of our solutions and support over 26 languages.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, internet applications and design, quality assurance, documentation and release management. As of May 31, 2009, we had 164 research and development employees in the United States and India. We incurred $17.4 million, $16.5 million and $17.1 million in research and development expenses during the years ended May 31, 2009, 2008 and 2007, respectively.

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

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible Human Capital Management suite, we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•

Companies that offer human capital management solutions that provide one or more applications within the HCM market, such as leaning management, performance management, talent management, competition and recruiting, including SumTotal and Success Factors;

•	Companies that offer collaboration solutions, such as Microsoft, Adobe and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts; and

•	Companies that operate internet-based marketplaces for the sale of online learning.

We expect additional competition from other established and emerging companies as the market for human capital management solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

We believe the principal competitive features affecting our market include:

•	Breadth and depth of the solution;

•	A significant installed base of Global 2000 and government customers;

•	The ability to support all forms of content offerings;

•	The ability to meet the requirements of the world’s largest organizations, including support for global deployments;

•	The ability to support a broad range of extended-enterprise users, including employees, partners, customers and suppliers;

•	The ability to offer a choice of deployment options;

•	Product quality and performance;

•	Product features and functions;

•	Customer service and support;

•	Ease of implementation;

•	Core technology;

•	Price to performance ratio; and

•	Partner ecosystem.

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

We license and provide OnDemand services rather than sell our software license products and require our customers to enter into written agreements, which impose restrictions on the use, copying and disclosure of our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us. These contractual provisions, however, may be unenforceable under the laws of some jurisdictions and foreign countries.

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have seven patents issued in the United States and seven patent applications pending in the United States. We cannot be assured that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patents (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. On August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The case was stayed by the Colorado district court pending the outcome of the reexamination proceedings. A reexamination certificate was issued for one of the patents that cancelled all of the patent’s claims, thus rending it of no further force or effect. The Patent Office has issued a Notice of Intent to Issue a Reexamination Certificate for the other patent which indicated that all of the patent’s original claims will be cancelled and specified that a set of newly-added claims has been determined to be patentable. In view of that development, the Colorado district court lifted the stay of the case on February 13, 2009. On March 16, 2009, EdiSync’s patent attorney submitted a petition to the Patent Office requesting that the reexamination proceeding be reopened to allow the examiner to assess the patentability of the claims over a newly-submitted prior art reference. If the petition is granted, the Patent Office could issue another office action rejecting the newly-presented claims over the reference. If the petition is denied, we expect that a reexamination certificate will issue that will cancel al of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, we expect we will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. We believe that we have meritorious defenses and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Employees

As of May 31, 2009, we had a total of 554 employees, including 164 in research and development, 81 in sales and marketing, 159 in services-related activities, 79 in operations and 71 in administration and finance. Of these employees, 287 were located in North America and 267 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Bobby Yazdani	Chairman and Chief Executive Officer
William Slater	Chief Financial Officer
Peter E. Williams III	Executive Vice President, Corporate Development and Secretary
Jeff Carr	President, Global Fields Operations

Bobby Yazdani, 46, founded Saba, has been a Director of Saba since our inception in April 1997 and has served as Saba’s Chairman of the Board and Chief Executive Officer since September 2003. From February 2003 through September 2003, Mr. Yazdani served as Saba’s President and Chief Operating Officer. From April 1997 until February 2003, Mr. Yazdani served as Saba’s Chairman of the Board and from April 1997 until March 2002, Mr. Yazdani served as Chief Executive Officer. From 1988 until founding Saba, Mr. Yazdani served in various positions at Oracle, most recently as Senior Director. Mr. Yazdani holds a B.A. from the University of California, Berkeley.

William Slater, 57, has served as our Chief Financial Officer since December 2008. From August 2000 to September 2008, Mr. Slater served as Executive Vice President and Chief Financial Officer at Symmetricom, a provider of precise time and frequency technology. From August 1991to November 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer at Computer Curriculum Corporation, an educational publisher and division of Viacom. Mr. Slater has also served as Vice President, Financial Planning, at Simon & Schuster and Vice President and Controller, Professional Products Group, for Revlon. Mr. Slater holds a BA from Queens College, City University of New York.

Peter E. Williams III, 48, has served as our Executive Vice President, Corporate Development since July 2007 and has served as our Secretary since our inception in April 1997. Mr. Williams served as our Chief Financial Officer from March 2004 to July 2007, and our Vice President, Corporate Development and General Counsel from October 1999 through March 2004. Mr. Williams was a partner at Morrison & Forester LLP, an international law firm, from January 1995 until March 2000. Mr. Williams holds B.A. degrees from the University of California, Los Angeles and a J.D. from Santa Clara University.

Jeff Carr, 50, has served as our President, Global Field Operations since April 2009. From 2004 to 2008, Mr. Carr served as an Executive Vice President and Corporate Officer at Taleo Corporation, a provider of on-demand talent management solutions. From 2001 to 2003, Mr. Carr served as Chief Executive Officer of Motiva Inc., a leader in the enterprise incentive management and compensation software industry. From 2000 to 2001, Mr. Carr served as President and COO of RightWorks Corporation, a leading provider of eProcurement and B2B enterprise business applications. From 1991 to 2000, Mr. Carr worked at PeopleSoft, Inc., a global enterprise software company, in a number of sales and general management roles, including Division President and Executive Vice President. From 1984 to 1990, Mr. Carr worked at Integral Systems, a leading provider of Human Resource Management and Financial enterprise application software, in sales and account management positions. Mr. Carr holds a BA from Miami University (Ohio) and studied in the MBA program at Xavier University (Ohio).

ITEM 1A:    RISK FACTORS

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. In addition, the U.S. economy and other economies around the world have entered into a recessionary environment characterized by slow or negative economic growth. We believe that these macroeconomic factors may influence our customers’ purchasing decisions, particularly in some customer segments. We believe that we have experienced some slowing of demand for our products and services as a result of these economic factors, and that this economic climate may continue to adversely affect demand for our products and services for future periods.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance, in fiscal years 2009, 2008 and 2007, our quarterly revenues have fluctuated between approximately $28.2 million and $23.2 million and our quarterly results have fluctuated between net income of approximately $1.3 million and a net loss of approximately $3.1 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed and net losses in a given quarter will be even larger than expected.

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

We expect to continue to derive substantially all of our revenues for the foreseeable future from sales of licenses and OnDemand services for the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, implementation, training and consulting services. Except for two previous quarters, we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2009, we had $8.7 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with Statement of Financial Accounting Standards No.123 (revised 2004) (“SFAS No. 123R”), which was issued by Financial Accounting Standards Board (“FASB”) in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

Our OnDemand business depends substantially on customers renewing their agreements and purchasing additional products or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our OnDemand customers renew their agreements with us when the initial contract term expires and also purchase additional products or additional users. Our OnDemand customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During fiscal year 2009, 13 % of our OnDemand customers elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our OnDemand customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional products or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

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

To date, Saba Enterprise Learning and related services have accounted for a substantial majority of our revenues. We anticipate that revenues from the Saba Enterprise suite and the Saba Centra product suite, as well as related services, will constitute substantially all of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba Enterprise suite or the Saba Centra product suite or failure to achieve broad market acceptance would seriously harm our business.

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

We experience seasonality in our sales and expense, which could cause our quarterly operating results to fluctuate from quarter to quarter.

We experience quarterly seasonality in the demand for our products and services. For example, revenue has historically been lower in our first fiscal quarter while expenses have been higher than in the immediately preceding fourth fiscal quarter. Contributing to this seasonality is the timing of our first fiscal quarter that occurs during the summer months when general business activities slow down in a number of territories where we conduct our operations, particularly Europe. Our commission structure and other sales incentives also tend to result in fewer sales in the first fiscal quarter than in the fourth fiscal quarter. These seasonal variations in our revenue are likely to lead to fluctuations in our quarterly operating results.

Reductions in information technology spending could limit our ability to grow our business.

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise applications and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise applications and services, and in particular human capital management solutions, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, human capital management software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the accounting professionals continue to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•

Companies that offer human capital management solutions that provide one or more applications within the HCM market, such as leaning management, performance management, talent management, competition and recruiting, including SumTotal and Success Factors;

•	Companies that offer collaboration solutions, such as Microsoft, Adobe and Cisco;

•	Enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	Potential customers’ internal development efforts; and

•	Companies that operate Internet-based marketplaces for the sale of on-line learning.

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

International revenues accounted for 29%, 28% and 29% of our revenues for our fiscal years ended May 31, 2009, 2008 and 2007, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	Difficulties in staffing and managing foreign operations, including language barriers;

•	Seasonal fluctuations in purchasing patterns in other countries, particularly depressed sales during July and August in European markets;

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

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recently several tax bills have been introduced to reform U.S. taxation of international business activities. The current Administration has made public statements indicating that it has made the issue a priority and key members of the U.S. Congress have conducted hearings and proposed legislation. Accordingly, depending on the final form of legislation enacted, if any, these consequences may be significant for us due to the large scale of our international business activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on the amount of tax we pay and thereby on our financial position and results of operations.

Currency exchange rate fluctuations could lower our revenue and net income.

During the fiscal year 2009, we recognized approximately 29% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

The pursuit of acquisitions involves a number of uncertainties, including selecting the appropriate products, technologies or companies to acquire and successfully complete the targeted transaction. Completed acquisitions could further result in the use of significant amounts of cash, the incurrence of debt or potentially dilutive issuances of equity securities which may reduce earnings per share. Further, acquisitions that we complete expose us to numerous risks, including:

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

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the areas in which we generate revenues could lead to an impairment charge for any of our intangible assets or goodwill. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in our statement of operations in that period which would cause our profits to decline.

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

If we release products containing defects, we may need to halt further shipments, service levels may be reduced and our business and reputation would be harmed.

Products as complex as ours often contain unknown and undetected errors or performance problems. Although our products are subject to rigorous testing and quality control processes, serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues, reduced service levels, delays in customer acceptance on professional services products and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in cancellation of orders, loss of customers, difficulties in achieving our sales goals, increased demands on our support services, a decrease in our revenues and service credits or refunds. To correct such errors, we may expend considerable time and resources to develop and release modifications to our software.

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

We face risks related to claims third parties that we infringe their intellectual property rights and other litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. The case was stayed by the Colorado district court pending the outcome of the reexamination proceedings. A reexamination certificate was issued for one of the patents that cancelled all of the patent’s claims, thus rending it of no further force or effect. The Patent Office has issued a Notice of Intent to Issue a Reexamination Certificate for the other patent which indicated that all of the patent’s original claims will be cancelled and specified that a set of newly-added claims has been determined to be patentable. In view of that development, the Colorado district court lifted the stay of the case on February 13, 2009. On March 16, 2009, EdiSync’s patent attorney submitted a petition to the Patent Office requesting that the reexamination proceeding be reopened to allow the examiner to assess the patentability of the claims over a newly-submitted prior art reference. If the petition is granted, the Patent Office could issue another office action rejecting the newly-presented claims over the reference. If the petition is denied, we expect that a reexamination certificate will issue that will cancel al of the patent’s original claims and indicate that only the newly-added claims are patentable. If that happens, we expect we will be free from liability for past actions, as the newly-added claims would be enforceable only prospectively as of the issue date of the anticipated reexamination certificate. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

Our use of open source technology could impose limitations on our ability to commercialize our products.

We use open source software in our application suite. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by United States courts, and there is risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to re-engineer our technology or to discontinue offering all or a portion of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services that would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, which may represent potential sales and revenue losses that are difficult to quantify. Policing unauthorized use of our technology is difficult, time-consuming and costly. Were we to discover instances of unauthorized use, there can be no assurance that we would be able to enforce our proprietary rights or obtain adequate recovery for our losses. In addition, we have seven patents issued in the United States and seven patent applications pending in the United States. We cannot assure you that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patent will protect our intellectual property, or will not be challenged by third parties. Furthermore, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

Our OnDemand solutions involve the storage and transmission of confidential information of clients and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

We depend in part on the success of our relationships with third-party resellers and integrators.

Our success depends on various third-party relationships. The relationships include third party resellers as well as system integrators that assist with implementations of our products. Identifying partners, negotiating and documenting relationships with them and maintaining their relationships require significant time and resources from us. In addition, our agreements with our resellers and integrators are typically non-exclusive and do not prohibit them from working with our competitors or form offering competing products or services. Our competitors may be effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to maintain or grow our revenue could be impaired and our operating results would suffer.

Our stock price may fluctuate substantially.

For example, from the beginning of fiscal 2007 through the end of fiscal 2009, the market price for our common stock has fluctuated between $7.75 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

In addition, the stock market in general, and the Nasdaq Global Market technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price and trading volume of our common stock may prevent our stockholders from selling their shares at a favorable price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

The anti-takeover provisions in our charter documents and our rights plan could delay or prevent a change in control.

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

In addition, on June 2, 2009, our board of directors authorized and declared a dividend of one right for each outstanding share of our common stock to stockholders of record at the close of business on June 15, 2009. Each right entitles the registered holder, subject to the terms of the rights agreement between us and the rights agent, to purchase from us one one-thousandth of a share (a unit) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $12.50 per unit, under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business June 2, 2012 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the rights agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of, beneficial ownership of 15% or more of our outstanding common stock. Once a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, subject to the terms of the rights agreement, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A Preferred Stock or, at our option, shares of common stock or cash, property or other securities of our company having a market value equal to twice the then-current purchase price.

Our anti-takeover provisions as well as our rights agreement could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us, even though the transactions could be profitable for our stockholders. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by our anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. Our Research and Development offices occupy approximately 12,500 square feet in Pune, India under a lease that expires in August 2012. We have additional leased facilities in Baltimore, Maryland, Lexington, Massachusetts and Duluth, Georgia, in Australia, Brazil, Canada, France, Germany, India, Japan, Mexico, New Zealand, Singapore and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against us and the individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against Centra and the individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court had approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. We believe that we have meritorious defenses with respect to any future claims and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

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

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq Global Market under the symbol “SABA.” The following table sets forth the range of the quarterly high and low sales prices of our common stock for the periods indicated.

Year ended May 31, 2009	High	Low
First Quarter	$3.86	$2.70
Second Quarter	$3.70	$0.91
Third Quarter	$1.98	$0.93
Fourth Quarter	$3.57	$1.37

Year ended May 31, 2008	High	Low
First Quarter	$6.15	$4.09
Second Quarter	$5.31	$4.21
Third Quarter	$5.35	$3.36
Fourth Quarter	$4.40	$3.22

We had approximately 216 stockholders of record as of May 31, 2009. We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our credit facility restricts our ability to pay cash dividends. For a description of this credit facility and these restrictions, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resource—Contractual Obligations and Commitments.

Stock Performance Graph

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock from May 31, 2004 through the end of our fiscal year ended May 31, 2009 with the percentage change in cumulative total stockholder return for (i) the NASDAQ Stock Market—U.S. Index and (ii) the Research Data Group—RDG Technology Composite Index. The comparison assumes an investment of $100 on May 31, 2004 in stock or index, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Index	5/04	5/05	5/06	5/07	5/08	5/09
SABA SOFTWARE, INC	100.00	115.34	176.14	170.74	108.52	101.42
NASDAQ STOCK MARKET -U.S. INDEX	100.00	104.91	113.08	136.66	132.60	92.61
RDG TECHNOLOGY COMPOSITE	100.00	100.73	105.17	128.63	129.52	91.98

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of May 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended May 31, 2006 and 2005 and the balance sheet data as of May 31, 2007, 2006 and 2005 are derived from our audited financial statements previously filed with the Securities and Exchange Commission (“SEC”).

Selected Consolidated Financial Data

	Years ended May 31,
	2009	2008	2007	2006 (2)	2005 (1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$102,821	$107,777	$99,867	$71,147	$42,210
Gross profit	61,539	67,553	62,928	45,936	29,335
Total operating expenses	62,062	70,216	70,244	52,315	32,411
Loss from operations	(523)	(2,663)	(7,316)	(6,379)	(3,076)
Net loss	(2,355)	(3,542)	(7,974)	(6,931)	(3,416)
Basic and diluted net loss per share	(0.08)	(0.12)	(0.28)	(0.33)	(0.22)
Shares used in computing basic and diluted net loss per share	29,174	29,016	28,541	20,898	15,687

	May 31,
	2009	2008 (3)	2007	2006 (2)	2005 (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,978	$16,624	$18,088	$23,029	$15,408
Total assets	99,723	98,931	101,613	106,375	54,299
Long-term obligations, less current portion	6,293	6,031	6,695	7,321	6,286
Total stockholders’ equity	48,565	48,488	47,901	51,847	20,834

(1)	Saba completed its acquisition of THINQ Learning Solutions, Inc. as of May 5, 2005.

(2)	Saba completed its acquisition of Centra Software, Inc. as of January 31, 2006.

(3)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) part of the restricted cash has been classified as long-term restricted cash; and (ii) part of deferred revenue related to OnDemand has been reclassified as long term deferred revenue. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss of net cash (used in) provided by operating activities.

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

Background

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We delivered our first Saba Enterprise Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998.

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

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in Australia, Brazil, Canada, France, Germany, India, Japan, Mexico, New Zealand, Singapore and the United Kingdom through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Sources of Revenue

We generate revenues from the sale of software licenses, OnDemand services, annual license updates and product support and professional services.

Software Licenses

We license our software solutions in multiple element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. To date, a substantial majority of our software license revenue has been derived from the Saba Learning product suite. For the foreseeable future, we expect the Saba Enterprise Suite and Saba Centra product suite to generate substantially all of our software license revenues. Our license revenue is affected by the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

OnDemand

OnDemand revenue includes revenue derived from term-based managed application services. These services are provided pursuant to customer agreements with terms typically ranging from one to three years. The associated OnDemand revenue is recognized ratably over the term of the agreement. Our OnDemand revenue depends on both our sales of additional OnDemand services and renewals of existing OnDemand service agreements. We believe that OnDemand revenue will grow for the foreseeable future as we anticipate that a substantial majority of our customers will renew their contracts on expiration and that we will continue to add new OnDemand customers.

Licenses Updates and Product Support

License updates and product support includes the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support are renewable on an annual basis at the option of the customer. Our license updates and product support revenue depends upon both our sales of additional software licenses and annual renewals of existing license updates and product support agreements. We believe that license updates and product support revenue will grow steadily for the foreseeable future as we anticipate that a substantial majority of our customers will renew their annual contracts and the sale of new software licenses will increase the number of customers that purchase license updates and product support.

Professional Services

Our professional services business consists of consulting, education and strategic services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementations are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue and new OnDemand service bookings generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. Strategic services are less dependent than consulting and education services on the sale of our licenses. Strategic services present additional opportunities that arise at different times throughout a customer life cycle. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is combined with the OnDemand revenue and recognized ratably over the OnDemand service period.

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

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we defer the direct costs related to the professional services and recognize them ratably over the applicable OnDemand service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following 12 months. As of May 31, 2009, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.7 million and $1.0 million, respectively. When the revenue from professional services is recognized ratably over the OnDemand subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the vendor specific objective evidence (VSOE) of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, price charged upon renewal or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production—Type Contracts. A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with SOP 97-2, when the Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware criteria is met.

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is combined with the OnDemand subscription revenue and recognized ratably over the OnDemand subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable OnDemand service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $20.0 million as of May 31, 2009. The allowance for doubtful accounts, which totaled $0.1 million as of May 31, 2009, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at May 31, 2009 was $36.1 million, including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under SFAS No. 144, Accounting for the Impaired of Disposal of Long-Lived Assets. Amortization of purchased intangible assets, including acquired developed technology, was $4.0 million for fiscal 2009, $4.0 million for fiscal 2008 and $4.0 million for fiscal 2007. As of May 31, 2009, our purchased intangible assets balance was $8.7 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $3.7 million, $3.3 million and $1.8 million in fiscal years 2010 through 2012, respectively.

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

In accordance with SFAS No. 144, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis. Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components consisted of the following types of instruments as of May 31, 2009 (Level 1 input is defined above):

Fair Value Measurements Using Input Type
Level 1
(in thousands)
Assets:
Money market funds (included in cash equivalents)	$11,329

Total financial assets	$11,329

Our valuation techniques used to measure the fair values of our money market funds were derived from quoted market prices.

Restructuring costs. The total accrued restructuring balance as of May 31, 2009 was $146,000, which across all functions consisted primarily of severance and fringe benefits associated with the elimination of 34 positions during the third and fourth quarter of fiscal 2009. Any changes to the estimates will be reflected in future results of operations, and it could materially affect our accrual. If, in future periods, it is determined that we have over-accrued for restructuring charges, the reversal of such over-accrual would have a favorable impact on our results of operations in the period this was determined and may be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our results of operations in the period this was determined.

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

We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. For restricted stock units (or “RSUs”), which provide for shares to be issued upon the lapse of vesting conditions, stock compensation is calculated based on the fair market value of the stock on the award date. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

Beginning in our fiscal year 2007, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable to our fiscal year 2006 and prior. As we do not expect to realize any of these benefits, due to operating losses, no such amounts have been recorded through May 31, 2009.

To the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2009 reporting periods.

Income Taxes. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the process of identifying items of revenues and expenses that qualify for preferential tax treatment, and segregating foreign and domestic earnings and expenses to avoid double taxation, and determining required intercompany revenue sharing, cost reimbursement and other transfer pricing arrangements among related entities. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our deferred tax assets consist primarily of net operating loss carry forwards and stock based compensation deductions. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We maintain a full valuation allowance on our U.S. deferred tax assets. A portion of the valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance is reversed in fiscal 2009, goodwill will likely be adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known. The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Business Combinations. As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill. Under Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations, any future adjustments will be recorded as tax expense or benefit beginning with the Company’s three month period ending August 31, 2009.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2009, 2008 AND 2007

Revenues

	Years ended
	May 31, 2009	Percent of Total Revenues	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues
	(in thousands)
Revenues:
License	$15,139	15%	$22,041	20%	$22,621	23%
License updates and product support	34,468	33%	35,092	33%	31,344	31%
OnDemand	20,809	20%	18,191	17%	15,924	16%
Professional services	32,405	32%	32,453	30%	29,978	30%

Total revenues	$102,821	100%	$107,777	100%	$99,867	100%

Total revenues decreased 5% during fiscal 2009 compared to fiscal 2008 and increased 8% during fiscal 2008 compared to fiscal 2007. In fiscal 2009, 2008 and 2007, no customer represented more than 10% of total revenues. As a percentage of total revenues, revenues from customers outside the United States represented approximately 29% for fiscal 2009, 28% for fiscal 2008 and 29% for fiscal 2007. The only country outside the United States that consisted of more than 10% of total revenue was the United Kingdom, which represented 14% for fiscal 2009 and 12% for both fiscal 2008 and fiscal 2007.

License Revenue. License revenue decreased $6.9 million, or 31%, during fiscal 2009 compared to fiscal 2008. License revenue decreased $0.6 million, or 3%, during fiscal 2008 compared to fiscal 2007. These decreases were caused by a shift from sales of licenses to OnDemand services and, in addition with respect to fiscal 2009, a decrease in new licenses and renewed licenses as a result of the recessionary economic environment.

License Updates and Product Support Revenue. License updates and product support revenue decreased $0.6 million, or 2%, during fiscal 2009 compared to fiscal 2008. This decrease was attributable in part to a stronger dollar during 2009 over 2008, in addition to product support revenue recognized during fiscal 2008 which included a favorable impact of approximately $0.3 million due to renewals for major customers that were renewed after the contracts expired. We recognize the portion of revenue associated with the period that has lapsed upon renewal. License updates and product support revenue increased $3.7 million, or 12%, during fiscal 2008 compared to fiscal 2007. This increase was primarily due to the ratable recognition of the full contract value of license updates and product support renewals from former Centra customers and to the sale of new and renewal license updates and product support contracts to our growing customer base.

OnDemand Revenue. OnDemand revenue increased $2.6 million, or 14%, during fiscal 2009 compared to fiscal 2008. This increase in OnDemand revenue was primarily attributable to a high rate of OnDemand renewals, increased demand for Saba Enterprise OnDemand offerings including a shift from license revenue. OnDemand revenue increased $2.3 million, or 14%, during fiscal 2008 compared to fiscal 2007. The increase in OnDemand revenue was primarily attributable to an increase in customer demand for these offerings from both existing and new customers as well as the ratable recognition of the full contract value of OnDemand renewals from former Centra customers.

Professional Services Revenue. Professional services revenue decreased $48,000, or less than 1%, during fiscal 2009 compared to fiscal 2008. The decrease was slight, despite the negative impact of the recessionary environment, since it was offset by higher demand for our consulting services for upgrades and expansions from our existing customer base. Professional services revenue increased $2.5 million, or 8%, during fiscal 2008 compared to fiscal 2007. This increase was primarily due to increased demand for our consulting services for our expanded customer base.

International revenues as a percentage of total revenues and the mix of license and services revenues as a percentage of total revenues have varied significantly primarily due to variability in new license sales.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31, 2009, 2008 and 2007. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Total Revenue			Long-Lived Assets
	2009	2008	2007	2009	2008
	(in thousands)
United States	$72,602	$77,767	$66,384	$48,836	$54,657
United Kingdom	14,090	12,789	11,842	429	643
Rest of the World	16,129	17,221	21,641	328	310

Total	$102,821	$107,777	$99,867	$49,593	$55,610

Long-lived assets located in the United Kingdom have been classified with the Rest of the World.

Cost of Revenues

	Years ended
	May 31, 2009	Percent of Total Revenues	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues
	(in thousands)
Cost of revenues:
Cost of license	$909	1%	$839	1%	$1,196	1%
Cost of license updates and product support	8,191	8%	8,900	8%	8,558	9%
Cost of OnDemand	9,157	9%	7,232	7%	5,025	5%
Cost of professional services	21,847	21%	22,075	20%	20,982	21%
Amortization of acquired developed technology	1,178	1%	1,178	1%	1,178	1%

Total cost of revenues	$41,282	40%	$40,224	37%	$36,939	37%

The following table is the summary of gross margin:

	Years ended May 31,
	2009	2008	2007
	(in thousands, except percentages)
Gross margin:
License (including amortization of acquired developed technology)	$13,052	$20,024	$20,247
Percentage of license revenue	86%	91%	90%
License updates and product support	26,277	26,192	22,786
Percentage of license updates and product support revenue	76%	75%	73%
OnDemand	11,652	10,959	10,899
Percentage of OnDemand revenue	56%	60%	68%
Professional services	10,558	10,378	8,996
Percentage of professional services revenue	33%	32%	30%

Total	$61,539	$67,553	$62,928
Percentage of total revenues	60%	63%	63%

Total cost of revenues increased $1.0 million, or 3%, in fiscal 2009 when compared to fiscal 2008 and increased $3.3 million, or 9%, in fiscal 2008 when compared to fiscal 2007.

Cost of License Revenue. Cost of license revenue increased $0.1 million, or 8%, in fiscal 2009 compared to fiscal 2008. This increase was primarily due to an increase in third-party royalty costs. License revenue gross margins decreased to 94% in fiscal 2009 from 96% in fiscal 2008 due to the decrease of product volume relative to fixed expenses. Cost of license revenue decreased $0.4 million, or 30%, in fiscal 2008 compared to fiscal 2007. License revenue gross margins increased slightly from 95% in fiscal 2007 to 96% in fiscal 2008. This decrease was primarily due to a reduction in third-party royalty costs and higher costs of license revenue during fiscal 2007 due to the $0.2 million write-off of a prepaid royalty related to technology that we will not use in future offerings.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue decreased $0.7 million, or 8%, in fiscal 2009 compared to fiscal 2008. This decrease was primarily due to salaries and related expenses of $0.5 million through reduced headcount as result of attrition and restructuring and a decrease in travel related expenses of $0.1 million. License updates and product support gross margin increased to 76% in fiscal 2009 from 75% in fiscal 2008. The increase in gross margins was primarily due to cost reductions when compared to the prior period. Cost of license updates and product support revenue increased

$0.3 million, or 4%, in fiscal 2008 compared to fiscal 2007. This increase was primarily due to salaries and related expenses attributable to additional headcount needed to support the infrastructure of the growing installed customer base. License updates and product support gross margin increased to 75% in fiscal 2008 from 73% in fiscal 2007. This increase was primarily due to the ratable recognition of the full contract value of license updates and product support renewals from former Centra customers.

Cost of OnDemand Revenue. Cost of OnDemand revenue increased $1.9 million, or 27%, in fiscal 2009 compared to fiscal 2008. This increase was primarily due to increases in third party co-location and connectivity fees of $0.6 million, salaries and related expenses of $0.7 million and infrastructure fees of $0.6 million including depreciation and amortization of computer hardware and software, associated with supporting our growing OnDemand business. OnDemand gross margin decreased to 56% in fiscal 2009 from 60% in fiscal 2008. This decrease was primarily due to the continued additions to support anticipated growth in our OnDemand business. In fiscal 2009, we completed building infrastructure for our OnDemand business for the foreseeable future and expect that OnDemand gross margin will improve with revenue increases. Cost of OnDemand revenue increased $2.2 million, or 44%, in fiscal 2008 compared to fiscal 2007. This increase was primarily due to additional headcount and increases in third party co-location and connectivity fees of $0.7 million, third party contractor fees of $0.5 million and infrastructure fees, including depreciation and amortization of computer hardware and software associated with supporting our growing OnDemand business, of $1.0 million. OnDemand gross margin decreased to 60% in fiscal 2008 from 68% in fiscal 2007. This decrease was primarily due to the continued investment to support anticipated growth in our OnDemand business offset, in part, by the ratable recognition of the full contract value of OnDemand renewals from former Centra customers.

Cost of Professional Services Revenue. Cost of professional services revenue decreased $0.2 million, or 1%, in fiscal 2009 compared to fiscal 2008. This decrease is primarily due to reduction in travel related expenses. Cost of professional services revenue increased $1.1 million, or 5%, in fiscal 2008 compared to fiscal 2007. This increase is primarily due to additional headcount costs (including the direct costs of research and development personnel expensed at the completion of a consulting arrangement accounted for as a completed contract under SOP 81-1) incurred in connection with generating additional professional services revenue.

Amortization of acquired developed technology. The amortization of acquired developed technology is comprised of the ratable amortization of technological assets acquired in the acquisition of Centra Software, Inc. in 2006. We amortize the cost of these assets over a period of five years. Amortization expense was $1.2 million in fiscal 2009, 2008 and 2007.

Operating Expenses

	Years ended
	May 31, 2009	Percent of Total Revenues	May 31, 2008	Percent of Total Revenues	May 31, 2007	Percent of Total Revenues
	(in thousands)
Operating expenses:
Research and development	$17,380	17%	$16,498	15%	$17,052	17%
Sales and marketing	26,405	26%	36,571	34%	38,317	38%
General and administrative	15,200	15%	14,609	14%	12,337	12%
Restructurings	539	1%	—	—	—	—
Amortization of purchased intangible assets	2,538	2%	2,538	2%	2,538	3%

Total operating expenses	$62,062	61%	$70,216	65%	$70,244	70%

Research and development. Research and development expenses increased $0.9 million, or 5%, during fiscal 2009 compared to fiscal 2008. This increase is primarily due to increases in salaries and related expenses of $0.8 million, consulting services of $0.2 million and software and equipment maintenance of $0.1 million, partially offset by a decrease in facilities and internal information technology related costs of $0.2 million. Research and development expenses decreased $0.6 million, or 3%, during fiscal 2008 compared to fiscal 2007. This decrease is primarily due to a $0.8 million decrease in salaries and related expenses and a decrease of $0.2 million in employee recruiting expenses, partially offset by increases in facilities and internal information technology related costs of $0.3 million and in third-party consulting services of $0.1 million.

Sales and marketing. Sales and marketing expenses decreased by $10.2 million, or 28%, during fiscal 2009 compared to fiscal 2008. The decrease in sales and marketing expenses in fiscal 2009 was primarily attributable to decreases of $6.9 million in salaries and related expenses (including commissions) through reduced headcount as result of attrition and restructuring and marketing expenses of $0.7 million, decreases in facilities and internal information technology related costs of $1.3 million, and decreases in travel and related expenses of $0.7 million. We anticipate an increase in sales and marketing expenses in fiscal 2010 due to headcount additions for the build-out of our sales and marketing functions to take advantage of developing market opportunities. Sales and marketing expenses decreased by $1.7 million, or 5%, during fiscal 2008 compared to fiscal 2007. The decrease in sales and marketing expenses in fiscal 2008 was primarily attributable to decreases of $2.1 million in salaries and related expenses and $0.3 million in employee recruiting expenses, partially offset by an increase of $0.5 million in facilities and internal information technology related costs.

General and administrative. General and administrative expenses increased $0.6 million, or 4%, during fiscal 2009 compared to fiscal 2008. This increase is primarily due to increases in legal and accounting fees of $0.7 million and facilities and internal information technology related costs of $0.7 million, partially offset by decreases in bad debt of $0.2 million, travel of $0.2 million, compensation related expense of $0.2 million, consulting services of $0.1 million and $0.1 million in software maintenance. General and administrative expenses increased $2.3 million, or 18%, during fiscal 2008 compared to fiscal 2007. This increase is primarily due to an increase in salaries and related expenses of $1.5 million and an increase in stock based compensation expense of $0.6 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets totaled $2.5 million in fiscal 2009, 2008 and fiscal 2007. Future amortization expense over each of the next five years is currently expected to range from $3.7 million in fiscal 2010 through $1.8 million in fiscal 2012 and zero thereafter. We review our intangible assets at least annually and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Restructuring charges

During fiscal 2009, we approved and initiated a plan to restructure and eliminate approximately 5% of the workforce across all functions (the “2009 Plan”). This restructuring program was implemented under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The total restructuring costs associated with the 2009 Plan were $0.5 million. The restructuring eliminated 23 positions during the third quarter, 19 positions in the fourth quarter and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring in the statement of operations and totaled approximately $0.5 million during the six months ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009.

During fiscal 2007, the estimated restructuring charge from the fiscal 2006 restructuring plan associated with the consolidation of excess facilities related to the acquisitions of THINQ and Centra was reduced by $0.2 million as the result of a building lease renegotiation.

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net decreased by $0.6 million to $55,000 in fiscal 2009 from $0.6 million in fiscal 2008. The decrease was primarily due to losses from realized and unrealized foreign currency transactions with large fluctuations specifically in India and between the British pound and European Union euro. Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net increased by $0.5 million to $0.6 million in fiscal 2008 from $0.2 million in fiscal 2007. The increase was primarily due to gains from realized and unrealized foreign currency transactions with large fluctuations specifically in India and between the British pounds and European Union euros.

Interest expense

Interest expense was $31,000 in fiscal 2009, $0.2 million in fiscal 2008 and $0.5 million in fiscal 2007. These decreases in interest expense were primarily due to the interest resulting from a lower average debt balance and lower average interest rates for the debt.

DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31, 2009	May 31, 2008
	(in thousands)
License updates and product support	$20,011	$18,219
OnDemand	10,925	9,004
Professional services	2,998	3,321
Licenses	1,405	741

Total deferred revenues	$35,339	$31,285

Deferred revenues, current	$32,611	$28,748
Deferred revenues, non-current	2,728	2,537

Total deferred revenues	$35,339	$31,285

Deferred software license updates and product support revenues represent customer billings made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred OnDemand revenue represents customer billings made in advance and recognized ratably over the OnDemand service term. Deferred professional services revenue includes prepayments for consulting, education, strategic services and professional services, not separable from the OnDemand subscription business. Revenue for these services is recognized as the services are performed. Deferred revenues from new software license typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the second quarter. We have a disproportionately higher level of renewal billings for software license updates and product support in our third fiscal quarter.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing and Renewal Rates

We track operating metrics for invoicing, which represents our total billings, and renewal rates for enterprise software maintenance and OnDemand services. For the fiscal year ended May, 2009, we invoiced $111.0 million compared to $115.0 million for fiscal year 2008. Our renewal rate on a dollar basis on enterprise software maintenance was 93% during the fiscal 2009 compared to 91% for the fiscal 2008. Our renewal rate on a dollar basis for our OnDemand business for the fiscal years ended May 31, 2009 was 87% compared to 86% for the fiscal year ended May 31, 2008.

Provision for income taxes

From inception to May 31, 2007, we incurred net losses for federal and state tax purposes. Income tax expense from inception to May 31, 2009, was comprised primarily of U. S. deferred and foreign income taxes and also included a provision for federal alternative minimum tax, state income taxes and usage of net operating losses in acquisitions. We recorded income tax expense of approximately $1.9 million in fiscal 2009, $1.3 million in fiscal 2008 and $0.3 million in fiscal 2007.

We have recorded a valuation allowance for the full amount of the net deferred tax assets, as we believe it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the period ended May 31, 2009. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. Except for one quarter, we have incurred net losses on a GAAP basis in each quarter since inception. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2009	Feb 28, 2009	Nov 30, 2008	Aug 31, 2008	May 31, 2008	Feb 29, 2008	Nov 30, 2007	Aug 31, 2007
	(in thousands, except per share data)
Revenues:
License	$4,486	$4,725	$2,971	$2,958	$5,607	$6,000	$5,704	$4,730
License updates and product support	8,553	8,500	8,773	8,641	8,842	8,483	8,950	8,817
OnDemand	5,239	5,327	5,323	4,918	4,678	4,583	4,503	4,427
Professional services	7,272	7,594	8,756	8,782	9,052	8,348	7,575	7,478

Total revenues	25,550	26,146	25,825	25,299	28,179	27,414	26,732	25,452

Cost of revenues	9,743	10,042	10,440	11,057	10,807	10,237	9,425	9,755

Gross profit	15,807	16,104	15,385	14,242	17,372	17,177	17,307	15,697

Operating expenses:
Research and development	4,142	4,346	4,606	4,286	4,215	4,060	4,015	4,208
Sales and marketing	6,805	5,673	6,821	7,107	8,379	8,489	10,436	9,267
General and administrative	3,575	3,389	3,871	4,341	3,910	3,608	3,284	3,807
Restructurings	287	277	—	—	—	—	—	—
Amortization of purchased intangible assets	634	634	634	634	636	634	634	634

Total operating expenses	15,443	14,319	15,932	16,368	17,140	16,791	18,369	17,916

(Loss) income from operations	364	1,785	(547)	(2,126)	232	386	(1,062)	(2,219)
Interest income (expense) and other, net	330	(35)	319	71	242	(83)	160	(19)

Income (loss) before provision for income taxes	34	1,750	(228)	(2,055)	474	469	(902)	(2,238)
Provision for income taxes	(1,155)	(415)	(127)	(159)	(784)	(311)	(132)	(118)

Net (loss) income	$(1,121)	$1,335	$(355)	$(2,214)	$(310)	$158	$(1,034)	$(2,356)

Basic and diluted net (loss) income per share	$(0.04)	$0.05	$(0.01)	$(0.08)	$(0.01)	$0.01	$(0.04)	$(0.08)

Shares used in computing basic net (loss) income per share	29,197	29,186	29,164	29,151	29,123	29,102	29,003	28,859

Shares used in computing diluted net (loss) income per share	29,197	29,247	29,164	29,151	29,123	29,373	29,003	28,859

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

Factors that could affect our quarterly operating results are described under the caption Item: 1A Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

	Years ended May 31,
	2009	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$12,690	$5,052	$(2,453)
Cash used in investing activities	(2,071)	(3,327)	(2,949)
Cash (used in) provided by financing activities	(299)	(3,069)	189
Effect of exchange rate changes on cash and cash equivalents	(967)	(120)	272

We have funded our operations through operating activities and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of May 31, 2009, we had $26.0 million in available cash and cash equivalents. On July 29, 2009, we entered into a new credit facility with a bank. The terms of the credit facility are described further below under the heading “Contractual Obligations and Commitments.” We may use some of our cash balance or draw amounts under the credit facility to fund acquisitions of technology, products or businesses.

Cash Provided By (Used In) Operating Activities

Cash provided by operating activities was $12.7 million in fiscal 2009 compared to cash provided by operating activities of $5.1 million in fiscal 2008. The increase in fiscal 2009 is primarily a result of adjusting our net loss of $2.4 million for non-cash expenses related to stock-based compensation of $2.3 million, depreciation and amortization of $6.1 million, as well as an increase in deferred revenue of $4.9 million, adjustment of goodwill of $1.6 million, and decrease in prepaid expenses and other assets of $0.5 million, and accounts receivable of $1.3 million. These increases and decreases to our cash provided by operating activities were partially offset by a decrease in accounts payable of $1.3 million and a decrease in accrued expenses of $0.6 million.

Cash provided by operating activities was $5.1 million in fiscal 2008 compared to cash used in operating activities of $2.5 million in fiscal 2007. The increase in fiscal 2008 is primarily a result of adjusting our net loss of $3.5 million for non-cash expenses related to stock-based compensation of $3.0 million and depreciation and amortization of $5.9 million, as well as an increase in deferred revenue of $1.8 million. These increases to our cash provided by operating activities were partially offset by a decrease in accounts payable of $0.8 million and an increase in accounts receivable of $0.9 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 77 days at May 31, 2009 compared to 79 days at May 31, 2008 and 75 days at May 31, 2007. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts. As a result of these different factors, our DSO decreased from fiscal 2008 to fiscal 2009, after increasing from fiscal 2007 to fiscal 2008.

Cash Used In Investing Activities

Cash used in investing activities of $2.1 million in fiscal 2009, $3.3 million in fiscal 2008 and $2.9 million in fiscal 2007 was to purchase additional equipment for use in our operations.

Cash (Used In) Provided By Financing Activities

Cash used in financing activities decreased in fiscal 2009 to $0.3 million compared to cash used in financing activities of $3.1 million in fiscal 2008. The decrease in cash used included a reduction from $4.2 million in fiscal 2008 to $0.4 million in fiscal 2009 of cash used for the repayments of borrowings under our credit facilities and equipment term loans offset by a reduction in cash proceeds from the issuance of our stock under our stock-based compensation plans from $1.2 million in fiscal 2008 to $0.2 million in fiscal 2009. Cash used in financing activities decreased in fiscal 2008 to $3.1 million compared to cash provided by financing activities of $0.2 million in fiscal 2007. The decrease included $4.2 million in repayments of borrowings under our credit facilities and equipment term loans in fiscal 2008 and proceeds from the issuance of our stock under our stock-based compensation plans of $1.2 million. The cash provided during fiscal 2007 included proceeds from the issuance of our stock under our stock-based compensation plans of $1.5 million, partially offset by the net repayment of $1.1 million on our term credit and equipment facility.

Contractual Obligations and Commitments

On January 31, 2006, we entered into a credit facility with a bank that provided for a term loan, in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million. All amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million.

We obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility, and those advances mature on November 30, 2009 and February 28, 2010, respectively. We are not entitled under the terms of the facility to obtain any additional advances. As of May 31, 2009, the outstanding amount of our obligations under the equipment facility was $0.2 million, and we were in compliance with our liquidity and EBITDA covenants under the equipment facility. The interest rate applicable to loans under the equipment facility is the bank’s prime rate plus 0.25%. As of May 31, 2009, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2008.

On July 29, 2009, we entered into a new credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding $0.2 million owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

The equipment facility and new credit facility are secured by all of our personal property other than our intellectual property. The facilities also include certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on our property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change our business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require that we satisfy (a) a minimum quarterly EBITDA covenant and (b) a minimum monthly adjusted quick ratio covenant (which also includes a requirement that we maintain certain levels of cash and cash equivalents in accounts with the bank or in accounts at other financial institutions with which the bank has an account control agreement). If the new facility had been in place on May 31, 2009, we would have been in compliance with these covenants as of such date.

The facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the credit facility prior to their stated maturity date and the bank may be able to foreclose on any collateral provided by us.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all.

During the fiscal quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $1.0 million remained payable as of May 31, 2009. As of May 31, 2009, except for this three year contract for software services, we did not have any additional significant purchase obligations for goods or services that are enforceable and legally binding.

The following table summarizes our contractual obligations at May 31, 2009 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by fiscal year
	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
	(in thousands)
Contractual obligations:
Long-term debt obligations	$254	$254	$—	$—	$—	$—	$—
Long-term contract commitment	965	386	386	193	—	—	—
Operating lease obligations	17,836	3,722	3,842	3,814	3,509	2,949	—
Other long-term liabilities	210	105	105	—	—	—	—

Total	$19,265	$4,467	$4,333	$4,007	$3,509	$2,949	$—

Off-Balance Sheet Arrangements

As of May 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. As described above, we previously entered into a credit facility with a bank` that provided for a term loan in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million, but all amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million. We obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility and those advances mature on November 30, 2009 and February 28, 2010, respectively. We are not entitled under the terms of the facility to obtain any additional advances. As of May 31, 2009, the outstanding amount of our obligations under the equipment facility was $0.2 million. The interest rate applicable to loans under the equipment facility is the bank’s prime rate plus 0.25%. On July 29, 2009, we entered into a new credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding $0.2 million owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

At May 31, 2009, we had available cash and cash equivalents totaling $26.0 million. Of this amount, approximately $11.3 million was invested in money market accounts bearing variable interest rates of between 0.04% and 9.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets. We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings

Our exposure to foreign exchange rate fluctuations also arises in part from parent Company’s inter-company accounts which are typically denominated in the functional currency of the foreign subsidiaries. These inter-company accounts are translated into U.S. dollars; they have an impact on our operating results depending upon the movement in foreign currency rates. During the fiscal year ended May 31, 2009, our total realized and unrealized losses due to movements in foreign currencies, primarily British pound, European Union euro, Japanese yen and Australian dollar, were $27,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saba Software, Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

San Jose, California

August 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited Saba Software’s Internal Control over Financial Reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saba Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saba Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009 of Saba Software, Inc. and our report dated August 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

San Jose, California

August 11, 2009

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,978	$16,624
Restricted cash	100	100
Accounts receivable (net of allowance for doubtful accounts of $101 at May 31, 2009 and $309 at May 31, 2008)	20,010	22,095
Prepaid expenses and other current assets	2,245	2,893

Total current assets	48,333	41,712
Property and equipment, net	4,755	5,239
Goodwill	36,095	37,708
Purchased intangible assets, net	8,743	12,459
Restricted cash	260	260
Other assets	1,537	1,553

Total assets	$99,723	$98,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,620	$4,017
Accrued compensation and related expenses	5,867	5,912
Accrued expenses	3,137	4,568
Deferred revenue	32,611	28,748
Current portion of debt and lease obligations	630	658

Total current liabilities	44,865	43,903
Deferred revenue	2,728	2,537
Other long-term liabilities	1,354	1,386
Accrued rent	2,211	2,363
Debt and lease obligations, less current portion	—	254

Total liabilities	51,158	50,443
Commitments and contingencies
Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at May 31, 2009 and 2008 none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 29,300,148 and 29,227,656 shares issued at May 31, 2009 and 2008	30	30
Additional paid-in capital	258,128	255,637
Treasury stock: 102,997 shares at May 31, 2009 and 2008, at cost	(232)	(232)
Accumulated deficit	(209,230)	(206,875)
Accumulated other comprehensive loss	(131)	(72)

Total stockholders’ equity	48,565	48,488

Total liabilities and stockholders’ equity	$99,723	$98,931

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2009	2008	2007
Revenues:
License	$15,139	$22,041	$22,621
License updates and product support	34,468	35,092	31,344
OnDemand	20,809	18,191	15,924
Professional services	32,405	32,453	29,978

Total revenues	102,821	107,777	99,867
Cost of revenues:
Cost of license	909	839	1,196
Cost of license updates and product support	8,191	8,900	8,558
Cost of OnDemand	9,157	7,232	5,025
Cost of professional services	21,847	22,075	20,982
Amortization of acquired developed technology	1,178	1,178	1,178

Total cost of revenues	41,282	40,224	36,939

Gross profit	61,539	67,553	62,928
Operating expenses:
Research and development	17,380	16,498	17,052
Sales and marketing	26,405	36,571	38,317
General and administrative	15,200	14,609	12,337
Restructurings	539	—	—
Amortization of purchased intangible assets	2,538	2,538	2,538

Total operating expenses	62,062	70,216	70,244

Loss from operations	(523)	(2,663)	(7,316)
Interest income and other, net	55	626	153
Interest expense	(31)	(161)	(470)

Loss before provision for income taxes	(499)	(2,198)	(7,633)
Provision for income taxes	(1,856)	(1,344)	(341)

Net loss	$(2,355)	$(3,542)	$(7,974)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.28)

Shares used in computing basic and diluted net loss per share	29,174	29,016	28,541

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2006	—	$—	28,509,483	$29	$247,716	(102,997)	$(232)	$(195,359)	$(307)	$51,847
Issuance of common stock under employee stock purchase plan	—	—	72,890	—	265	—	—	—	—	265
Issuance of common stock in connection with exercise of stock options	—	—	326,273	—	1,225	—	—	—	—	1,225
Stock-based compensation	—	—	—	—	2,202	—	—	—	—	2,202
Cancellation of escrow shares from the acquisition of THINQ	—	—	(34)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,974)	—	(7,974)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	336	336

Comprehensive loss	—	—	—	—	—	—	—	—	—	(7,458)

Balance at May 31, 2007	—	—	28,908,612	29	251,408	(102,997)	(232)	(203,333)	29	47,901
Issuance of common stock under employee stock purchase plan	—	—	88,955	1	362	—	—	—	—	363
Issuance of common stock in connection with exercise of stock options	—	—	230,089	—	857	—	—	—	—	857
Stock-based compensation	—	—	—	—	3,010	—	—	—	—	3,010
Net loss	—	—	—	—	—	—	—	(3,542)	—	(3,542)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(101)	(101)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(3,643)

Balance at May 31, 2008	—	—	29,227,656	30	255,637	(102,997)	(232)	(206,875)	(72)	48,488
Issuance of common stock under employee stock purchase plan	—	—	72,492	—	150	—	—	—	—	150
Stock-based compensation	—	—	—	—	2,341	—	—	—	—	2,341
Net loss	—	—	—	—	—	—	—	(2,355)	—	(2,355)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(59)	(59)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,414)

Balance at May 31, 2009	—	$—	29,300,148	$30	$258,128	(102,997)	$(232)	$(209,230)	$(131)	$48,565

See accompanying Notes to Consolidated Financial Statements

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2009	2008	2007
Operating activities:
Net loss	$(2,355)	$(3,542)	$(7,974)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,422	1,908	1,478
Amortization of purchased intangible assets	3,716	3,955	4,036
Non-cash adjustment to goodwill	1,613	585	—
Stock-based compensation	2,341	3,010	2,202
Loss on disposal of property and equipment	—	—	23
Write-off of prepaid royalties	—	—	170
Changes in operating assets and liabilities:
Accounts receivable	1,294	(870)	(2,275)
Prepaid expenses and other current assets	569	(93)	(133)
Other assets	(46)	(576)	72
Accounts payable	(1,283)	(805)	(4,023)
Accrued compensation and related expenses	290	(82)	(419)
Accrued expenses	(623)	(40)	(792)
Deferred revenue	4,919	1,798	5,247
Accrued rent	(167)	(196)	(65)

Net cash provided by (used in) operating activities	12,690	5,052	(2,453)
Investing activities:
Purchases of property and equipment	(2,071)	(3,467)	(2,949)
Proceeds from restricted cash	—	140	—

Net cash used in investing activities	(2,071)	(3,327)	(2,949)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	150	1,220	1,490
Borrowings under credit facility, net of issuance costs	—	—	4,000
Repayments on borrowings under the credit facility	(331)	(4,189)	(6,167)
Borrowings under the equipment credit facility	—	—	1,192
Repayments on the equipment credit facility	—	—	(165)
Repayments under equipment term loans	(72)	(68)	(63)
Repayments of notes payable	(46)	(32)	(98)

Net cash (used in) provided by financing activities	(299)	(3,069)	189

Effect of exchange rate changes on cash and cash equivalents	(967)	(120)	272
Increase (decrease) in cash and cash equivalents	9,354	(1,464)	(4,941)
Cash and cash equivalents, beginning of period	16,624	18,088	23,029

Cash and cash equivalents, end of period	$25,978	$16,624	$18,088

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$696	$523	$155

Cash paid for interest	$31	$158	$453

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (“Saba” or the “Company”) provides a software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training, and consulting services. Saba’s solutions help its customers through the implementation of a management system for aligning goals, developing and motivating people and measuring results. By implementing Saba’s solutions, organizations are better equipped to: align their workforce around the organization’s business objectives; effectively manage growing regulatory requirements; increase sales and channel readiness; accelerate the productivity of new people joining the extended enterprise of employees, customers, partners and suppliers; increase both the speed of customer acquisition and long-term customer loyalty; shorten time-to-market of new products; and improve visibility into organizational performance.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Saba and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) part of the restricted cash has been classified as long-term restricted cash; and (ii) part of deferred revenue related to OnDemand has been reclassified as long term deferred revenue. Such reclassifications did not have a significant impact on the Company’s gross profit, net loss of net cash (used in) provided by operating activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase the Company’s common stock, and valuation of deferred tax assets, among others. The Company bases its estimates for the carrying values of assets and liabilities using historical experience and other assumptions that are believed to be reasonable.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Cash and cash equivalents are stated at fair value based on quoted market prices.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

Saba financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components consisted of the following types of instruments as of May 31, 2009 (Level 1 input is defined above):

Fair Value Measurements Using Input Type
Level 1
(in thousands)
Assets
Money market funds (included in cash equivalents)	$11,329

Total financial assets	$11,329

The valuation techniques used to measure the fair values of our money market funds were derived from quoted market prices.

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

The restricted cash is comprised of cash deposits of $0.3 million and $0.1 million related to a building lease and certain facilities leases, respectively. These funds are represented by cash or cash equivalents.

Trade Accounts Receivable and Concentrations of Credit Risk

Financial instruments that potentially subject Saba to concentrations of credit risk include cash, cash equivalents and trade accounts receivable. Management believes the financial risks associated with cash and cash equivalents are minimal because these amounts are held in banks.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Beginning Balance	Additions or Adjustments charged to Operations	Write-Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2007	$114	455	167	$402
May 31, 2008	$402	166	259	$309
May 31, 2009	$309	(25)	183	$101

Accounts receivable includes amounts earned but unbilled of $2.3 million and $2.6 million at May 31, 2009 and 2008. At May 31, 2009 and 2008, there were no customers representing more than 10% of Saba’s accounts receivable balance.

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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. In the event that Saba determines that the value of goodwill has become impaired, the Company will incur an impairment charge for the fiscal quarter in which such determination is made. Goodwill is not deductible for income tax purposes.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Saba accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2009, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

Saba accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

Stock Options and Equity Instruments Exchanged for Services

The Company has share-based payment award plans for its employees and directors that are described fully in Notes 7 and 8. The share-based compensation expenses associated with awards under these plans are recorded in accordance with SFAS No. 123–Revised 2004 (“SFAS 123R”), Share-Based Payment, as discussed in Note 7.

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

Prior to June 1, 2006, the Company accounted for its share-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees and applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended. Under APB 25, the Company generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of its

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options was equivalent to the market price of the Company’s common stock on the date of grant. However, the Company recorded share-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of share-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, the Company reduced pro forma share-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption SFAS 123R. See Note 6 for information on the impact of the Company’s adoption of SFAS 123R and the assumptions the Company used to calculate the fair value of share-based employee compensation.

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

The calculations of basic and diluted net loss per share are as follows:

	Years ended May 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Net loss	$(2,355)	$(3,542)	$(7,974)
Weighted-average shares of common stock outstanding	29,174	29,016	28,541

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,174	29,016	28,541

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.28)

If Saba had reported net income, diluted net income per share would have included common equivalent shares related to outstanding options to purchase common stock not included above of 23,340, 242,296 and 948,093 at May 31, 2009, 2008 and 2007, respectively. The common equivalent shares from options would be determined using the treasury stock method. In addition, potentially dilutive stock options representing 4.7 million, 3.5 million and 2.0 million shares of common stock for the years ended May 31, 2009, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share because they have exercise prices, higher than the average stock price during the respective periods and their inclusion would be anti-dilutive under the treasury stock method.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production – Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under the SEC’s SAB No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2, when the Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition to Arrangement That Include the Right to Use Software Stored on Another Entity’s Hardware criteria is met.

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition principals of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue are combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We categorize deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $0.2 million, $0.1 million and $0.1 million in fiscal 2009, 2008 and 2007, respectively.

Foreign Currency Translation

In general, the functional currency of the Company’s foreign subsidiaries is the local currency. Foreign currency balance sheets are translated using end of period currency rates, while foreign currency statements of operations are translated using average rates for the period. Gains and losses resulting from translation of this foreign currency financial statements into U.S. dollars are recorded within stockholders’ equity as part of accumulated other comprehensive loss.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is reported in the accompanying statement of stockholders’ equity. Accumulated other comprehensive income (loss) is comprised of foreign currency translation activity as follows:

	May 31,
	2009	2008
	(in thousands)
Foreign currency translation loss	$(131)	$(72)

Accumulated other comprehensive loss	$(131)	$(72)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company will adopt SFAS 165 in the first quarter of fiscal 2010 and does not believe it will result in significant changes to reporting of subsequent events either through recognition or disclosure.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (“FSP”) amends the other-than-

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP No. FAS 115-2 and FAS 124-2 in its first quarter of fiscal 2010 and does not believe it will have a material impact on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will adopt of EITF 08-7 effective for fiscal 2010, which could materially affect how the Company accounts for certain identifiable intangible assets that may be acquired in connection with any future acquisitions

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company adopted SFAS No. 157 in the first quarter of fiscal year 2009, except for those items specifically deferred under FSP No. FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements and the Company is currently evaluating the impact of the full adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The adoption of SFAS No. 159 by the Company did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 by the Company did not have a material impact on the Company’s consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP No. FAS 142-3 is effective for the Company’s beginning June 1, 2009. The Company will adopt SFAS 142-3 in fiscal 2010 and does not believe it will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2010. The Company has not completed the assessment of adopting SFAS 141(R) and has not determined the impact on the Company’s consolidated financial statements.

3.    Property and Equipment

Property and equipment consists of the following:

	May 31,		Estimated Useful Lives
	2009	2008
	(in thousands)
Computer equipment	$16,729	$15,058	1 to 3 Years
Office furniture and fixtures	1,919	1,923	5 Years
Leasehold improvements	1,687	1,401	1 to 5 Years
Construction in process	—	307	—

	20,335	18,689
Less accumulated depreciation and amortization	(15,580)	(13,450)

	$4,755	$5,239

4.    Purchased Intangible Assets and Goodwill

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

The Centra acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2006

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price was $62.3 million, including acquisition related transaction costs, and is comprised of $37.8 million of Saba common stock, $19.4 million in cash and $5.1 million of cash to pay various transaction costs. The purchase price was allocated to Centra’s assets based on fair values at the time of the transaction. Saba allocated $23.3 million to goodwill, $18.1 to identifiable intangible assets and assumed $14.0 million of Centra’s liabilities. Through the acquisition of Centra, Saba also acquired $27.7 million in cash, $6.1 million in prepaid and other assets and $0.9 million of property and equipment.

THINQ Learning Solutions, Inc.

On May 5, 2005, Saba acquired THINQ Learning Solutions, Inc. to support its long-term strategic direction, strengthen its competitive position in the Human Capital Management market, expand its customer base and provide greater scale to increase its investment in research and development to accelerate innovation and increase stockholder value.

The total purchase price was $8.7 million, which consisted of $8.0 million of Saba common stock, $0.6 million in cash for transaction costs and $0.1 million in cash paid to THINQ stockholders. In allocating the purchase price based on estimated fair values, Saba recorded approximately $9.9 million of goodwill, $5.1 million of identifiable intangible assets and $5.9 million of net liabilities. The allocation of goodwill decreased by $0.3 million in fiscal 2006 as a result of the return of approximately $0.7 million in shares of common stock held in escrow, partially offset by an increase in pre-merger liabilities resulting from the acquisition. In fiscal 2007 goodwill was further reduced by $0.1 million, primarily as a result of the reexamination and settlement of certain pre-merger assets and liabilities.

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2009			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(8,413)	6,507	6.3 Years
Tradenames	820	(547)	273	5 Years
Acquired developed technology	5,890	(3,927)	1,963	5 Years

Total	$22,370	$(13,627)	$8,743

	May 31, 2008			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer backlog	$740	$(740)	$—	2.4 Years
Customer relationships	14,920	(6,040)	8,880	6.3 Years
Tradenames	820	(383)	437	5 Years
Acquired developed technology	5,890	(2,749)	3141	5 Years

Total	$22,370	$(9,911)	$12,459

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to purchased intangible assets was $3.7 million, $4.0 million and $4.0 million in fiscal years 2009, 2008 and 2007, respectively. The total expected future amortization related to purchased intangible assets will be approximately $3.7 million, $3.3 million and $1.8 million in fiscal years 2010 through 2012, respectively.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize the cost of goodwill; rather, it examines goodwill each year for impairment and adjusts the carrying value downward if impairment is discovered. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba operates as a single operating segment as discussed in Note 11. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2009, Saba performed the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2009, 2008 and 2007 are as follows and described in Note 3:

Net Carrying Amount
(in thousands)
Goodwill, as of May 31, 2007	$38,293
Adjustments to goodwill related to the Centra acquisition	(585)

Goodwill, as of May 31, 2008	37,708
Adjustments to goodwill related to the Centra acquisition	(1,613)

Goodwill, as of May 31, 2009	$36,095

During the year the Company reported net income which was offset by the utilization of acquired net operating losses. The acquired net operating losses were subject to a full valuation allowance. The tax benefits applicable to the net operating losses of the acquired entities amounted to $1.3 million and were credited directly to goodwill with the offsetting entry being to income tax expense.

5.    Debt and Lease Obligations

Credit Facility

On January 31, 2006, the Company entered into a credit facility with a bank that provided for (i) a term loan in a principal amount of $6.5 million, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million at any time outstanding, which included a sub-limit of up to $5.0 million for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3.0 million. All amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. The Company obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility, and those advances mature on November 30, 2009 and February 28, 2010, respectively. The Company is not entitled to obtain any additional advances under the equipment facility. As of May 31, 2009, the outstanding amount of the Company’s obligations under the equipment facility was $0.2 million, and the Company was in compliance with the liquidity and EBITDA covenants under the equipment facility. The equipment facility is required to be repaid in 36 equal monthly installments of principal, plus interest. The interest rate applicable to the loans under the equipment facility is the bank’s prime rate plus 0.25%.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 29, 2009, the Company entered into a new credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at the Company’s option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding $0.2 million owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

The equipment facility and the new credit facility are secured by all of the Company’s personal property other than its intellectual property. The facilities includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the facilities prior to their stated maturity date, and the bank may be able to foreclose on any collateral provided by the Company. If the new facility had been in place on May 31, 2009, the Company would have been in compliance with these covenants as of such date

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. Rent expense was $4.4 million, $4.6 million, and $4.4 million in fiscal years 2009, 2008 and 2007, respectively. Rent expense of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

During the quarter ended February 28, 2009, the Company entered into a non-cancelable three year contract for software services of which $1.0 million remained as of May 31, 2009.

The following table summarizes Saba’s future minimum lease payments, contract obligations and principal payments under debt obligations as of May 31, 2009.

	Payments due by fiscal year
	Total	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
	(in thousands)
Contractual obligations:
Long-term debt obligations	$254	$254	$—	$—	$—	$—	$—
Long-term contract commitment	965	386	386	193	—	—	—
Operating lease obligations	17,836	3,722	3,842	3,814	3,509	2,949	—
Other long-term liabilities	210	105	105	—	—	—	—

Total	$19,265	$4,467	$4,333	$4,007	$3,509	$2,949	$—

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Share-Based Compensation

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

The Company currently uses the BSM option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Through December 2007, the Company estimated the expected term of share-based awards granted by applying the simplified method in accordance with SAB 107, which provides supplemental implementation guidance for SFAS 123R. Beginning January 2008, the Company estimates the expected term of the share-based awards based on its historical option activities including option exercises and holding patterns in accordance with SFAS 123R. The Company estimates the volatility of its common share-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions have been used to value the awards granted under the Company’s stock option plans and stock purchased under the ESPP:

	Years ended May 31,
	2009	2008	2007
Stock Option Plans:
Expected life (years)	4.1	3.8	4.1
Risk-free interest rate	1.6%	3.5%	4.7%
Dividend yield	0%	0%	0%
Expected volatility	59%	49%	66%
Weighted-average fair value of grants	$0.73	$2.00	$3.16
Employee Stock Purchase Plan:
Expected life (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.5%	4.6%	4.9%
Dividend yield	0%	0%	0%
Expected volatility	77%	46%	45%

The following table summarizes the stock-based compensation expense for stock options and ESPP shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the fiscal year ended May 31, 2009.

	Years Ended May 31,
	2009	2008	2007
	(in thousands, except per share data)
Cost of revenues	$384	$399	$286
Research and development	426	467	414
Sales and marketing	729	939	868
General and administrative	802	1,204	634

Share-based compensation expense included in net loss	$2,341	$3,009	$2,202

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Years Ended May 31,
	2009	2008	2007
	(in thousands)
Stock options	$2,202	$2,799	$2,055
Employee stock purchase plan	139	210	147

Total share-based compensation	$2,341	$3,009	$2,202

In order to provide an incentive to its employees, the board of directors (“Board”) of the Company approved a modification of the contractual term of certain vested and unvested options outstanding as of March 10, 2009 to extend their contractual term from six years to ten years. As a result of this modification, incremental share-based compensation expense for vested awards totaling $0.4 million was recorded on March 10, 2009. In addition, incremental share-based compensation expense for unvested awards totaling $0.3 million will be recognized over the remaining vesting periods of the unvested awards that were modified. The incremental share-based compensation expense for vested and unvested awards was determined using the BSM valuation model as the excess of the fair values of the modified replacement awards over the fair value of the existing unmodified awards determined as of March 10, 2009.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share based compensation expenses for fiscal 2008 include a one-time non-cash charge of $0.6 million related to an employment agreement amendment which modified the events that trigger accelerated vesting of options and allowed for an extension of the standard exercise terms during fiscal 2008. The incremental share-based compensation expense for vested and unvested awards was determined using the BSM valuation model as the excess of the fair values of the modified replacement awards over the fair value of the existing unmodified awards determined as of July 6, 2007. The current assumptions ranged as follows: expected volatility of 42% to 49%; risk free interest rates of 4.9% to 5.0%; and expected term (years) of 0.75 to 3.5.

7.    Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2009 Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	4,933,143
Restricted Stock Units	352,200
Stock options available for future grant	761,345
Employees stock purchase plan	770,832

6,632,334

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares at June 1 of each year, or (iii) a lesser number of shares determined by the Board of Directors. Shares issued under the ESPP were 72,492 during fiscal year 2009 and 88,955 during fiscal year 2008. As of May 31, 2009, 770,832 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,807 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options (110% in certain circumstances) and not less than 85% of fair market value for non-statutory stock options. Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2009, shares are no longer available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. On January 16, 2009, the Board of Directors implemented and issued from the 2000 Plan, restricted stock units as an incentive to the employees. In addition, on March 10, 2009 the Board of Directors approved a modification of the contractual term of certain options outstanding by extending their contractual term from six to ten years. As of May 31, 2009, 761,345 shares were available for issuance under the 2000 Plan.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan and 2000 Plan are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share
Balance, May 31, 2006	3,932,104	$5.28
Granted	2,485,782	$6.17
Exercised	(326,273)	$3.66
Canceled	(1,376,986)	$7.44

Balance, May 31, 2007	4,714,627	$5.23
Granted	2,004,725	$4.84
Exercised	(230,089)	$3.73
Canceled	(1,620,007)	$5.58

Balance, May 31, 2008	4,869,256	$5.03
Granted	1,286,150	$1.63
Restricted stock units	352,200	—
Exercised	—	—
Canceled	(1,222,263)	$5.40

Balance, May 31, 2009	5,285,343	$4.06

Additional information regarding options outstanding as of May 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
				Number	Weighted-Average Exercise Price
$ 0.00 - $ 1.20	303,685	5.5	$1.02	3,685	$1.20
$ 1.21 - $ 2.90	1,005,520	6.9	$1.72	226,416	$2.43
$ 2.91 - $ 3.69	582,934	6.8	$3.47	320,630	$3.62
$ 3.70 - $3.85	329,913	4.6	$3.78	329,913	$3.78
$ 3.86 - $ 4.19	207,231	6.0	$4.14	200,212	$4.14
$ 4.20 - $ 5.00	885,288	7.8	$4.67	479,542	$4.71
$ 5.01 - $ 5.59	438,127	7.5	$5.15	242,196	$5.13
$ 5.60 - $ 6.30	700,471	7.4	$6.16	412,607	$6.14
$ 6.31 - $ 6.60	479,974	7.0	$6.40	331,624	$6.40

	4,933,143	6.9	$4.06	2,546,825	$4.69

The Company defines in-the-money stock options outstanding or vested at May 31, 2009 as options that had exercise prices that were lower than the $3.57 market price of its common stock at that date. The intrinsic value of exercised options is the difference between the market price and the exercise price multiplied by the total number of shares issued on the date of the exercise. There were no exercised options during fiscal 2009. The aggregate intrinsic value of in-the-money options outstanding at May 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock. At May 31, 2009, there were options to purchase 1,519,000 shares that were in-the-money, of which 267,000 options were exercisable at that date. The total intrinsic value of in-the-money options outstanding at May 31, 2009 was $2.7 million of which $0.3 million was related to exercisable options.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $2.3 million in stock-based compensation expense before income tax benefits during the fiscal year ended May 31, 2009 for stock options granted and shares purchased under the ESPP in its consolidated statement of operations. As of May 31, 2009, the Company had a total of $2.3 million of unrecognized compensation expense before income tax benefits related to non-vested stock-based compensation arrangements granted under all of its equity compensation plans. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and other factors. The Company expects to recognize this cost over a weighted average period of 1.5 years.

8.    Income Taxes

The provision for income taxes is comprised of the following:

	Years ended May 31,
	2009	2008	2007
	(in thousands):
Current:
Federal	$37	$34	$—
Foreign	522	676	302
State	56	46	39

	615	756	341
Deferred:
Foreign	(142)	—	—
Federal	1,383	588	—

	1,241	$588	$—

Total provision	$1,856	$1,344	$—

The components of loss before provision for income taxes for the years ended May 31, 2009, 2008 and 2007 are as follows:

	Years ended May 31,
	2009	2008	2007
	(in thousands):
United States	$(2,242)	$(3,901)	$(8,476)
Foreign	1,743	1,703	843

	$(499)	$(2,198)	$(7,633)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries for which the earnings are permanently reinvested. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows:

	May 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$78,694	$78,758
Deferred revenue	786	783
Accruals	1,852	2,053
Property, equipment and purchased intangible assets	384	1,148
Foreign deferred tax asset	142	—
Tax credit carryforwards	4,799	4,433
SFAS 123R	421	504
Valuation allowance	(83,515)	(82,708)

Total deferred tax assets	3,563	4,971
Deferred tax liabilities:
Purchased intangible assets	(3,438)	(4,846)
Other	17	(125)

Net deferred tax assets	$142	$—

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statement of operations is as follows:

	Years ended May 31,
	2009	2008	2007
	(in thousands)
Income tax benefit at the federal statutory rate	$(175)	$(769)	$(2,672)
State taxes, net of federal benefit	36	24	25
Change in valuation allowance	808	688	—
Use of acquired net operating losses	453	589	—
Non-deductible expenses and other	239	47	68
Non-deductible stock compensation	907	727	453
Foreign tax at lower rates	(352)	(180)	35
Prior year true up and other	70	91	—
R&D credits	(195)	(50)	(179)
Tax Reserve	65	177	—
Losses not benefited	—	—	2,611

Total	$1,856	$1,344	$341

The Company's India subsidiary operates under a 10 year tax holiday which will expire in 2010. The net impact of the tax holiday is immaterial.

As of May 31, 2009, the Company had net operating loss carryforwards of approximately $210.0 million for federal tax purposes and approximately $101.0 million for state tax purposes. Saba also has research credit carryforwards of federal tax purposes of approximately $3.0 million and approximately $2.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2010 through fiscal 2029. The state net operating loss carryforwards will expire in fiscal 2009 through 2029 and the California state research credit will carry forward indefinitely. The Massachusetts

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

research credit carryforward will expire beginning in 2015. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations in the future due to any ownership changes as provided by the Internal Revenue Code and similar state provisions. The annual limitations based on such potential ownership changes could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, including the Company’s history of operating losses, and lack of any carryback potential, the Company has determined that a valuation allowance continues to be necessary for all US deferred tax assets. The deferred taxes of the Company’s India subsidiary are more likely than not to be realized and therefore no valuation allowance is established against them.

During the year the Company reported net income which was offset by the utilization of acquired net operating losses. The acquired net operating losses were subject to a full valuation allowance. The tax benefits applicable to the net operating losses of the acquired entities amounted to $1.3 m and were credited directly to goodwill with the offsetting entry being to income tax expense.

The aggregate changes in the balance of the gross unrecognized tax benefits were as follows (in thousands):

Gross unrecognized tax benefit as of June 1, 2007 (FIN48 adoption date)	$7,348
Increase related to tax positions taken from prior fiscal years, including acquisitions	43
Increase related to tax positions taken during Fiscal 2008	173
Settlements with tax authorities	(275)

Total gross unrecognized tax benefit as of May 31, 2008	7,289

Increase related to tax positions taken from prior fiscal years, including acquisitions	2,528
Increase related to tax positions taken during Fiscal 2009	883
Settlements with tax authorities	(82)

Total gross unrecognized tax benefit as of May 31, 2009	$10,618

As of May 31, 2009, $0.9 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognized interest and penalties related to uncertain tax positions in the provision for income tax line of the consolidated statements of operations of $0.1 million during fiscal 2009. The gross amount of interest and penalties accrued as of May 31, 2009 was $0.5 million. Domestically, there are currently no examinations for U. S federal and state taxing authorities. Internationally, tax authorities from a number of non-U.S. jurisdictions are examining returns affecting unrecognized tax benefits. The Company believes that, as of May 31, 2009, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

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

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31, 2009, 2008 and 2007. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Total Revenue			Long-Lived Assets
	2009	2008	2007	2009	2008
	(in thousands)
United States	$72,602	$77,767	$66,384	$48,836	$54,657
United Kingdom	14,090	12,789	11,842	429	643
Rest of the World	16,129	17,221	21,641	328	310

Total	$102,821	$107,777	$99,867	$49,593	$55,610

Long-lived assets located in the United Kingdom have been classified with the Rest of the World.

Major Customers

For fiscal years 2009, 2008 and 2007, no customer accounted for greater than 10% of revenues.

11.    Litigation

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of partial settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and the individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. In June 2004, an agreement of settlement was submitted to the District Court for preliminary approval. The District Court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005 the District Court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The District Court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the District Court reserved decision at that time.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against the Company and the individual defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra has filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company's patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court had approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent confirming the rejection of all of the patent’s original claims and allowing certain newly-added claims. The Company believes it is free from liability for past actions, as it believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. The Company believes that it has meritorious defenses with respect to any future

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company has filed an answer to the complaint denying all of the allegations. At the Company's request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accruals for these guarantees have been made.

13.    Restructuring

During fiscal year 2009, management approved and initiated a plan to decrease costs during the third and fourth quarters by eliminating approximately 5% of the workforce across all functions (the “2009 Plan”). The

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring eliminated 23 positions during the third quarter, 19 positions in the fourth quarter and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring on the statement of operations and totaled approximately $0.5 million during the six months ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009.

During fiscal 2009, the components of accrued restructuring charges and movements within these components through May 31, 2009 for the 2009 Plan were as follows

Workforce Reduction Charges
(in thousands)
Additions	$539
Deductions—cash payments	(402)
Impact of exchange rates	9

Accrual as of May 31, 2009	$146

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

During fiscal 2009, the components of accrued restructuring charges and movements within these components through May 31, 2009 for the Centra Restructuring were as follows:

	Workforce Reduction Charges	Facilities Related Charges	Total
	(in thousands)
Accrual as of May 31, 2006	$927	$593	$1,520
Adjustments	(32)	312	280
Deductions—cash payments	(803)	(553)	(1,356)
Impact of exchange rates	—	2	2

Accrual as of May 31, 2007	92	354	446
Adjustments	(9)	—	(9)
Deductions—cash payments	(83)	(312)	(395)
Impact of exchange rates	—	—	—

Accrual as of May 31, 2008	—	42	42
Adjustments	—	(42)	(42)

Accrual as of May 31, 2009	$—	$—	$—

During fiscal 2007, the Company reduced its general and administrative expenses by the amount of the remaining portion of the restructuring accrual of $0.2 million.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Related Party Transactions

During fiscal years 2009, 2008 and 2007, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (Varian), Masimo Corporation (Masimo) and Duck Creek Technologies, Inc. (Duck Creek). The Executive Vice President of Varian, the Chairman and Chief Executive Officer of Masimo and a member of Duck Creek’s Board of Directors serve as directors on Saba’s Board of Directors.

During fiscal 2009, the components of related party transactions and movements were as follows:

	Sales to Related Party			Accounts Receivable
	2009	2008	2007	2009	2008
	(in thousands)
Varian Medical Systems, Inc.	$291	$290	$523	$15	$20
Masimo Corporation	11	102	21	1	29
Duck Creek Technologies, Inc.	43	32	181	—	2

Total	$273	$424	$725	$125	$55

15.    Subsequent Events

Credit Facility

As stated in Note 5 of Notes to Consolidated Financial Statements, on July 29, 2009, the Company entered into a new its credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at the Company’s option, equal to either (i) the sum of the bank’s prime rate (as defined in the facility) plus 0.25%, or (ii) the sum of LIBOR (as defined in the facility) plus 3.25%.

Shareholder Rights Plan

On June 2, 2009, the Company entered into a Rights Agreement (the “Rights Agreement”) with Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement the Board of Directors of the Company authorized and declared a dividend of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on June 15, 2009. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Preferred Stock, par value $0.001 per share at a purchase price of $12.50 per Unit, subject to adjustment. The rights will expire at the close of business June 2, 2012 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of the Company’s stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of, beneficial ownership of 15% or more of the Company’s outstanding common stock. Once a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, subject to the terms of the rights agreement, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A Preferred Stock or, at the Company’s option, shares of common stock or cash, property or other securities of the Company having a market value equal to twice the then-current purchase price.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Saba Software maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Saba’s management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that Saba’s internal control over financial reporting was effective as of May 31, 2009. The effectiveness of our internal control over financial reporting as of May 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 11, 2009

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2009

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2009.

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

ITEM 11:    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2009.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of May 31, 2009 including the 1997 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
Option Plans	4,933,143	$4.06	761,345
Restricted Stock Units	352,200	$—	—
Employee Stock Purchase Plan	—	$—	770,832

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2009.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2009.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2009.

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

See Index to Exhibits on page 90.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board

Dated: August 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bobby Yazdani and William Slater as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Office and Chairman of the Board (Principal Executive Officer)	August 12, 2009

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2009

/s/ GEORGE DE URIOSTE George de Urioste	Director	August 12, 2009

/s/ JOE E. KIANI Joe E. Kiani	Director	August 12, 2009

/s/ DOW R. WILSON Dow R. Wilson	Director	August 12, 2009

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(10)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of State of Delaware on June 2, 2009.

3.5(11)	Amended and Restated Bylaws of the Company effective as of June 2, 2009.

4.1(10)	Rights Agreement by and between the Company and Mellon Investor Services LLC dated June 2, 2009.

4.2	Reference is made to Exhibits 3.1 through 3.5.

10.1(4)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(4)	1997 Stock Incentive Plan.

*10.3(4)	Form of 2000 Stock Incentive Plan.

*10.4(4)	Form of 2000 Employee Stock Purchase Plan.

*10.5.1(5)	Form of Notice of Option Grant for Certain Executive Officers.

*10.5.2	Form of Restricted Stock Unit Agreement Under 2000 Stock Incentive Plan.

10.7(4)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.8(13)	Amended and Restated Loan and Security Agreement dated as of July 29, 2009, by and between the Company and Silicon Valley Bank.

10.12(6)	Form of Warrant.

*10.13(9)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Bobby Yazdani

*10.14(9)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Peter E. Williams III.

*10.20.1(7)	Executive Officers’ Incentive Plan (Second Half Fiscal Year 2009).

*10.20.2(12)	Executive Officers’ Incentive Plan (Fiscal Year 2010).

*10.21.1(8)	Employment agreement, effective December 8, 2008, by and between the Company and William Slater.

*10.21.1(9)	Amended and Restated Employment agreement, effective April 8, 2009, by and between the Company and William Slater.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (See page 89.)

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(4)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 30, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 11, 2004.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 9, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed January 9, 2009.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2009.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 2, 2009.

(11)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2009.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 31, 2009.

*	Management contracts or compensatory plans or arrangements.