Form 10-Q
period 2009-08-31
SABA SOFTWARE INC
filed 2009-10-07
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

001-34372

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 30, 2009, 27,857,090 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 31, 2009	May 31, 2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,588	$25,978
Restricted cash	100	100
Accounts receivable, net	18,634	20,010
Prepaid expenses and other current assets	2,494	2,245

Total current assets	42,816	48,333

Property and equipment, net	4,319	4,755
Goodwill	36,095	36,095
Purchased intangible assets, net	7,814	8,743
Restricted cash	260	260
Other assets	1,480	1,537

Total assets	$92,784	$99,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,727	$2,620
Accrued compensation and related expenses	6,036	5,867
Accrued expenses	3,126	3,137
Deferred revenue	28,136	32,611
Current portion of debt and lease obligations	530	630

Total current liabilities	41,555	44,865

Deferred revenue	2,716	2,728
Other long term liabilities	1,376	1,354
Accrued rent	2,110	2,211

Total liabilities	47,757	51,158
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, issuable in series: $0.001 par value: 5,000,000 authorized shares at August 31, 2009 and May 31, 2009; none issued or outstanding	—	—
Common stock, $0.001 par value: 50,000,000 authorized; 27,949,621 shares issued at August 31, 2009 and 29,300,148 shares issued May 31, 2009	28	30
Additional paid-in capital	253,592	258,128
Treasury stock: 102,997 shares at August 31, 2009 and May 31, 2009, at cost	(232)	(232)
Accumulated deficit	(208,210)	(209,230)
Accumulated other comprehensive income	(151)	(131)

Total stockholders’ equity	45,027	48,565

Total liabilities and stockholders’ equity	$92,784	$99,723

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended
	August 31, 2009	August 31, 2008
Revenues:
License	$5,712	$2,958
License updates and product support	8,756	8,641
OnDemand	5,245	4,918
Professional services	6,098	8,782

Total revenues	25,811	25,299

Cost of revenues:
Cost of license	210	213
Cost of license updates and product support	2,037	2,207
Cost of OnDemand	2,008	2,426
Cost of professional services	4,552	5,916
Amortization of acquired developed technology	295	295

Total cost of revenues	9,102	11,057

Gross profit	16,709	14,242

Operating expenses:
Research and development	4,222	4,286
Sales and marketing	6,788	7,107
General and administrative	3,843	4,341
Restructuring	(37)	—
Amortization of purchased intangible assets	634	634

Total operating expenses	15,450	16,368

Income (loss) from operations	1,259	(2,126)
Interest income and other (expense), net	(22)	81
Interest expense	(3)	(10)

Income (loss) before provision for income taxes	1,234	(2,055)
Provision for income taxes	(214)	(159)

Net income (loss)	$1,020	$(2,214)

Basic net income (loss) per share	$0.03	$(0.08)

Diluted net income (loss) per share	$0.03	$(0.08)

Shares used in computing basic net income (loss) per share	29,220	29,151

Shares used in computing diluted net income (loss) per share	29,833	29,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	August 31, 2009	August 31, 2008
Operating activities:
Net income (loss)	$1,020	$(2,214)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	622	576
Amortization of purchased intangible assets	929	929
Share-based compensation expense	264	590
Changes in operating assets and liabilities:
Accounts receivable	1,406	330
Prepaid expenses and other current assets	(258)	167
Other assets	51	19
Accounts payable	1,102	1,492
Accrued compensation and related expenses	177	(165)
Accrued expenses	175	(63)
Accrued rent	(264)	184
Deferred revenue	(4,511)	(1,208)

Net cash provided by operating activities	713	637

Investing activities:
Purchases of property and equipment	(183)	(1,194)

Net cash used in investing activities	(183)	(1,194)

Financing activities:
Proceeds from issuance of common stock under employee stock plans	45	107
Repurchase of common stock	(4,847)	—
Repayments on borrowings under credit facility	(99)	(100)
Repayments on note payable	(22)	(26)

Net cash used in financing activities	(4,923)	(19)

Effect of exchange rate changes on cash	3	(502)

Decrease in cash and cash equivalents	(4,390)	(1,078)

Cash and cash equivalents, beginning of period	25,978	16,624

Cash and cash equivalents, end of period	$21,588	$15,546

Supplemental disclosure of other cash flow information:
Cash paid out for income taxes, net of refunds	$230	$196

Cash paid for interest	$3	$9

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

The accompanying condensed consolidated balance sheet as of August 31, 2009, the condensed consolidated statements of operations for the three months ended August 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended August 31, 2009 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2009, and the Company’s results of operations for the three months ended August 31, 2009 and 2008 and cash flows for the three months ended August 31, 2009 and 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 12, 2009. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of results for the entire fiscal year ending May 31, 2010 or for any future period.

The condensed consolidated balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on October 7, 2009

2. Summary of Significant Accounting Policies

Revenue Recognition

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

SOP 97-2, as amended, permits revenue earned on software arrangements involving multiple elements to be allocated to each element based on the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with SOP 97-2 and relevant guidance of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with SOP 97-2, when the Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, criteria is met.

If the requirements of SOP 97-2 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criterias of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and OnDemand offerings, but not a license of the Company’s software, the Company recognizes revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is combined with the subscription revenue and recognized ratably over the subscription service period. Additionally, the Company defers the direct costs related to the professional services and recognizes them ratably over the applicable service period. The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, the Company allocates the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components consisted of the following types of instruments as of August 31, 2009 (Level 1 input is defined above):

Fair Value Measurements Using Input Type
(in thousands)	Level 1
Assets:
Money market funds (included in cash equivalents)	$8,618

Total financial assets	$8,618

The Company’s valuation techniques used to measure the fair values of the Company’s money market funds were derived from quoted market prices.

3. Share-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, Restricted Stock Units (RSUs) and purchases under employee stock purchase plans, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience and, prior to December 31, 2007, by applying the simplified method in accordance with the SEC’s SAB No. 107 Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate. The expected term of the employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For RSUs, stock compensation is calculated based on the fair market value of the stock on the award date.

The following assumptions have been used to value the options and awards granted during the three months ended August 31, 2009 and 2008, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended
	August 31, 2009	August 31, 2008
Stock Options:
Expected volatility	59%	49%
Risk-free interest rates	0.80%	2.9%
Expected term (years)	4.1	3.8
Expected dividend yield	0%	0%
Employee Stock Purchase Plan:
Expected volatility	78%	50%
Risk-free interest rates	0.53%	2.3%
Expected term (years)	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended August 31, 2009 and, 2008, respectively.

	Three months ended
(in thousands)	August 31, 2009	August 31, 2008
Cost of revenues	$46	$103
Research and development	56	107
Sales and marketing	71	196
General and administrative	91	184

Share-based compensation expense included in net income (loss)	$264	$590

Prior to the fiscal third quarter ended February 28, 2009, the Board of Directors of the Company granted only stock options. The Board of Directors commenced granting RSUs in addition to stock options during the fiscal third quarter ended February 28, 2009.

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan. The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. The stock-based compensation expense for RSUs that was recorded in the Company’s results of operations in accordance with SFAS 123R for the three months ended August 31, 2009 was $30,000. As of August 31, 2009, none of the RSUs were vested.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average estimated fair value of options granted was $1.89 per share for the three months ended August 31, 2009 and $1.19 per share for the three months ended August 31, 2008. The weighted average estimated fair value of RSUs granted was $1.30 per share for the three months ended August 31, 2009 and none for the three months ended August 31, 2008.

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

	Three months ended
(in thousands, except per share data)	August 31, 2009	August 31, 2008
Net income (loss)	$1,020	$(2,214)

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,220	29,151
Effect of dilutive employee stock options and RSUs	613	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,833	29,151

Basic net income (loss) per share	$0.03	$(0.08)

Diluted net income (loss) per share	$0.03	$(0.08)

5. Comprehensive Income (Loss)

Saba reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three months ended
(in thousands)	August 31, 2009	August 31, 2008
Net income (loss)	$1,020	$(2,214)
Foreign currency translation loss	(20)	(345)

Comprehensive income (loss)	$1,000	$(2,559)

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no additions to intangible assets during the three months ended August 31, 2009. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(9,007)	$5,913	6.3 Years
Tradenames	820	(588)	232	5.0 Years
Acquired developed technology	5,890	(4,221)	1,669	5.0 Years

Total	$21,630	$(13,816)	$7,814

	May 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(8,413)	$6,507	6.3 Years
Tradenames	820	(547)	273	5.0 Years
Acquired developed technology	5,890	(3,927)	1,963	5.0 Years

Total	$21,630	$(12,887)	$8,743

The total expected future amortization related to purchased intangible assets will be approximately $2.8 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively. All tangible assets will be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2009 and concluded that goodwill was not impaired. Through the three month period ended August 31, 2009, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. Through the three month period ended August 31, 2009, there were no indicators of impairment of intangible assets.

7. Debt and Other Obligations

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

On July 29, 2009, the Company entered into a new credit facility with a bank with no amount drawn down on the line as of August 31, 2009. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is,

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

at the Company’s option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding balance owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged. The outstanding balance under the equipment facility was $0.1 million as of August 31, 2009.

The equipment facility and the new credit facility are secured by all of the Company’s personal property other than its intellectual property. The facilities includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require the Company to satisfy a minimum consolidated EBITDA covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the facilities prior to their stated maturity date, and the bank may be able to foreclose on any collateral provided by the Company. The Company was in compliance with these covenants as of August 31, 2009.

8. Restructuring

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

During fiscal 2010, the components of accrued restructuring charges and movements within these components through August 31, 2009 for the 2009 Plan were as follows

Workforce Reduction Charges
(in thousands)
Activities for the Year Ended May 31, 2009:
Fiscal 2009 restructuring plan	$539
Deductions—cash payments	(402)
Impact of exchange rates	9

Accrual as of May 31, 2009	146
Deductions—cash payments	(37)
Adjustments	(37)
Impact of exchange rates	1

Accrual as of August 31, 2009	$73

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Shareholder Rights Plan

On June 2, 2009, the Company entered into a Rights Agreement (the “Rights Agreement”) with Mellon Investor Services LLC, as rights agent. In connection with the Rights Agreement the Board of Directors of the Company authorized and declared a dividend of one right for each outstanding share of the Company common stock to stockholders of record at the close of business on June 15, 2009. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a “Unit”) of Series A Preferred Stock, par value $0.001 per share at a purchase price of $12.50 per Unit, subject to adjustment. The rights will expire at the close of business June 2, 2012 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of the Company’s stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of, beneficial ownership of 15% or more of the Company’s outstanding common stock. Once a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, subject to the terms of the rights agreement, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, units of Series A Preferred Stock or, at the Company’s option, shares of common stock or cash, property or other securities of the Company having a market value equal to twice the then-current purchase price.

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

11. Income Taxes

Income tax expense for the three months ended August 31, 2009 and 2008, respectively, was $214,000, and $159,000, respectively. Income tax during both of these periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits.

As of August 31, 2009 and May 31, 2009, respectively, the Company has established a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

12. Segment Information

Saba operates in a single operating segment, providing software and services that drive organizational excellence by bringing a disciplined approach to aligning, developing, and managing people across the entire organization. The United Kingdom operations represented 13% of total revenues by country for the three months ended August 31, 2009 and 12% for the three months ended August 31, 2008.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Litigation

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

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the actions, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against the Company under Rule 10b-5, due to the insufficiency of the allegations against the Company. The District Court also granted the motion of the individual defendants, Bobby Yazdani and Terry Carlitz, the Company’s Chief Executive Officer and Chairman of the Board and former Chief Financial Officer and a member of the Company’s Board of Directors, to dismiss the claims against them under Rule 10b-5 and Section 20 of the Exchange Act. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the final approval decision must be filed within 30 days of the date judgment is entered. The settlement provides, among other things, a release of Saba and its officers, and Saba’s agreement to assign to the plaintiffs certain potential claims Saba may have against it underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Saba’s insurers.

We intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the final approval decision must be filed within 30 days of the date judgment is entered. The settlement provides, among other things, a release of Centra and its officers, and Centra’s agreement to assign to the plaintiffs certain potential claims Centra may have against it underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Centra’s insurers.

We, on behalf of Centra, intend to dispute these claims and defend the law suit vigorously. However, due to the inherent uncertainties of litigation and because the time to file an appeal of final approval of the settlement has not run, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes it is free from liability for past actions, as it believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. Centra filed a motion with the Colorado District Court seeking a further stay of the action pending completion of the second reexamination proceeding but that motion has not yet been decided. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

14. Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company will adopt Update 2009-05 in the second quarter of fiscal 2010 and is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental US GAAP superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt the Codification in the second quarter of fiscal 2010. There will be no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No.165, Subsequent Events. SFAS No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 in the first quarter of fiscal 2010. The adoption of SFAS No.165 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (“FSP”) amends the other-than-temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 in its first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-7 in the first quarter of fiscal 2010. The adoption of EITF 08-7 did not have material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. The Company adopted SFAS No. 157 in the first quarter of fiscal 2009, except for those items specifically deferred under FSP No. FAS 157-2, which were adopted in the first quarter of fiscal 2010. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. The adoption of FSP No. FAS 142-3 in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted SFAS No. 141(R) in the first quarter of fiscal year 2010. The adoption of SFAS No.141(R) did not have material impact on the Company’s consolidated financial statements.

15. Related Party Transactions

During the first quarter of 2010 and 2009, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). Both an Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During first quarter of fiscal 2010 and 2009, the components of related party transactions were as follows:

	Sales to Related Party		Accounts Receivable
	August 31, 2009	August 31, 2008	August 31, 2009	May 31, 2009
(in thousands)
Varian Medical Systems, Inc.	$50	$52	$29	$15
Masimo Corporation	4	—	—	1

Total	$54	$52	$29	$16

On August 28, 2009, the Company repurchased 1,384,920 shares of its common stock directly from funds managed by FirstMark Capital L.L.C. in a negotiated transaction for an aggregate purchase price of $4.85 million. Lawrence D. Lenihan, Jr., a member of the Company’s Board of Directors until July 17, 2009, is the Chief Executive Officer and Managing Director of FirstMark Capital, LLC.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation and our belief regarding our defenses to any such litigation, and

•	the effect of recent accounting pronouncements

(ii) in Part I, Item 2,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that OnDemand revenue will continue to grow for the foreseeable future,

•	our belief that license updates and product support revenue will continue to grow for the foreseeable future due to our expanded customer base,

•	our anticipation that a substantial majority of our customers will renew their annual contracts,

•	our expectations relating to future amortization expenses,

•	our anticipation that we will continue to experience long sales cycles,

•	our expectation that recent accounting pronouncements will not impact our consolidated financial statements,

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

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	our expectation that our operating results will fluctuate significantly in the future,

•	our success depending on our ability to attract and retain additional personnel,

•	our expectation that competition and the pace of change will increase in the future,

•	our intention to expand our international presence in the future,

•	our expectation to continue to acquire periodically complementary businesses or technologies,

•	our expectation to regularly release new products and new versions of our existing products,

•	our beliefs relating to the Edisync Systems litigation,

•	our belief that our success depends on our proprietary technology, and

•	our belief that our success depends on third party relationships.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are among others:

•	defects and other problems with our products,

•	unanticipated adverse changes in the international markets,

•	incorrect estimates or assumptions,

•	unanticipated adverse results for pending litigation,

•	contraction of the economy and world markets,

•	lack of demand for information technologies from our customers,

•	requirements for increased spending in research and development,

•	unanticipated need for capital for operations,

•	lack of demand for our products,

•	negative effects of amortization rates,

•	inability to accurately predict the impact of new accounting pronouncements,

•	unanticipated difficulties integrating and developing products acquired through acquisitions,

•	inability to introduce new products, and

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

Sources of Revenue

We generate revenues from the sale of software licenses, OnDemand services, license updates and product support and professional services.

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

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services, OnDemand services and license update and product support to our clients. Cost of revenue also includes external hosting fees and depreciation and amortization charges related to the OnDemand infrastructure, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in an acquisition in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

Additionally, when our professional services revenue is combined with our OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of August 31, 2009, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.9 million and $0.9 million, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Operating Expenses

We classify all operating expenses, except amortization of purchased intangible assets and restructuring, to the research and development, sales and marketing, and general and administrative expense categories based on the nature of the expenses. Each of these three categories includes commonly recurring expenses such as salaries (including stock-based compensation), employee benefits, travel and entertainment costs, and allocated communication, rent and depreciation costs. We allocate communication, rent and depreciation costs to each of the functional areas that derive a benefit from such costs based upon their respective headcounts. The sales and marketing category of operating expenses also includes sales commissions and expenses related to public relations and advertising, trade shows and marketing collateral materials. The general and administrative category of operating expenses also includes allowances for doubtful accounts, and administrative and professional services fees.

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

SOP 97-2, as amended, permits revenue earned on software arrangements involving multiple elements to be allocated to each element based on the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to deliver elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, price charged upon renewal or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under SAB No. 104, Revenue Recognition. Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with SOP 97-2, when the EITF Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, criteria is met.

If the requirements of SOP 97-2 are not met when we bill a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criteria of SOP 97-2 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is combined with the OnDemand subscription revenue and recognized ratably over the OnDemand subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable OnDemand service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $18.6 million as of August 31, 2009. The allowance for doubtful accounts, which totaled $0.1 million as of August 31, 2009, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Impairment of goodwill and purchased intangible assets. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Our goodwill balance at August 31, 2009 was $36.1 million, including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Our goodwill balance at May 31, 2009 was $36.1 million including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under SFAS No. 144. As of August 31, 2009, our purchased intangible assets balance was $7.8 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $2.8 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. A significant and extended reduction in our enterprise fair value to below the recorded amount of our stockholders’ equity could indicate a change in our business climate and under SFAS 142, we could be required to write down the carrying value of our goodwill and record an expense for an impairment loss.

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt Update 2009-05 in the second quarter of fiscal 2010 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the second quarter of fiscal 2010. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We adopted SFAS No.165 in the first quarter of fiscal 2010. The adoption of SFAS No. 165 did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (“FSP”) amends the other-than-temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. FAS 115-2 and FAS 124-2 in our first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted EITF 08-7 in the first quarter of fiscal 2010. The adoption of EITF 08-7 did not have material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements

That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We adopted SFAS No. 157 in the first quarter of fiscal year 2009, except for those items specifically deferred under FSP No. FAS 157-2, which were adopted in the first quarter of fiscal 2010. The full adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. We adopted FSP No. FAS 142-3 in the first quarter fiscal 2010. The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted SFAS No. 141(R) in the first quarter of fiscal year 2010. We completed the assessment of adopting SFAS No. 141(R) and it did not have impact on the our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2009 AND 2008

Revenues

	Three months ended
(dollars in thousands)	August 31, 2009	Percent of Total Revenues	August 31, 2008	Percent of Total Revenues
Revenues:
License	$5,712	22%	$2,958	12%
License updates and product support	8,756	34%	8,641	34%
OnDemand	5,245	20%	4,918	19%
Professional services	6,098	24%	8,782	35%

Total revenues	$25,811	100%	$25,299	100%

Total Revenues. Total revenues increased by $0.5 million, or 2%, during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. As a percentage of total revenues, revenues from customers outside the United States represented 25% for the three months ended August 31, 2009 and 27% for the three months ended August 31, 2008. The only foreign country that consisted of more than 10% of total revenue was the United Kingdom, which represented 13% for the three months ended August 31, 2009 and 12% for the three months ended August 31, 2008.

License Revenue. License revenue increased by $2.8 million, or 93%, during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The increase in license revenue is due to strong customer demand and a benefit of approximately $0.7 million due to net license revenue recognized for prior quarter deferrals.

License Updates and Product Support Revenue. License updates and product support revenue increased slightly by $0.1 million during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The slight increase reflects the lower license revenue level in fiscal year 2009.

OnDemand Revenue. OnDemand revenue increased by $0.3 million, or 7%, during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The increase is primarily attributable to a high rate of OnDemand renewals and increased demand for Saba Enterprise OnDemand offerings.

Professional Services Revenue. Professional services revenue decreased by $2.7 million or 31%, during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The three month decrease is primarily attributable to customers, deferral or reduction in size of service projects during the summer months.

Cost of Revenues

	Three months ended
(dollars in thousands)	August 31, 2009	Percent of Total Revenues	August 31, 2008	Percent of Total Revenues
Cost of revenues:
Cost of license	$210	1%	$213	1%
Cost of license updates and product support	2,037	8%	2,207	9%
Cost of OnDemand	2,008	8%	2,426	10%
Cost of professional services	4,552	18%	5,916	23%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$9,102	35%	$11,057	44%

The following table is a summary of gross margin:

	Three months ended
(dollars in thousands)	August 31, 2009	August 31, 2008
Gross margin:
License (including amortization of acquired developed technology)	$5,207	$2,450
Percentage of license revenue	91%	83%
License updates and product support	6,719	6,434
Percentage of license updates and product support revenue	77%	75%
OnDemand	3,237	2,492
Percentage of OnDemand revenue	62%	51%
Professional services	1,546	2,866
Percentage of professional services revenue	25%	33%

Total	$16,709	$14,242
Percentage of total revenues	65%	56%

Cost of License Revenue. Cost of license revenue decreased slightly during the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. Gross margin on license revenue increased to 91% during the three months ended August 31, 2009 from 83% during the three months ended August 31, 2008. The increase in gross margin is primarily the result of the increase in license revenues relative to the fixed cost of license revenue, including amortization of acquired technologies.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue decreased $0.2 million, or 8%, during the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. The decrease was primarily the result of a decrease in consulting of $0.1 million and a net decrease of $0.1 million comprised primarily of employee related, third party consulting and facility related expenses. Gross margin on license updates and product support was 77% during the three months ended August 31, 2009 and 75% during the three months ended August 31, 2008. The increases in gross margins are primarily due to the cost reductions.

Cost of OnDemand Revenue. Cost of OnDemand revenue decreased by $0.4 million, or 17%, during the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The decrease in the cost of OnDemand revenue was due primarily to decreases in salaries and benefits of $0.2 million, third party consulting of $0.1 million, and professional service charges of $0.1 million. The OnDemand gross margin increased to 62% during the three months ended August 31, 2009 from 51% during the three months ended August 31, 2008. The increase in OnDemand gross margins is the result of higher revenue and a decrease in costs associated with providing OnDemand services.

Cost of Professional Services Revenue. For the three months ended August 31, 2009, cost of professional services revenue decreased $1.4 million, or 23%, compared to the three months ended August 31, 2008. The decrease in cost of professional services revenue was primarily the result of decreases in third party billable labor and expenses of $0.8 million and salaries and benefits of $0.5 million. The professional services gross margin decreased to 25% during the three months ended August 31, 2009, from 33% during the three months ended August 31, 2008 due primarily to lower professional services revenue.

Operating Expenses

	Three months ended
(dollars in thousands)	August 31, 2009	Percent of Total Revenue	August 31, 2008	Percent of Total Revenue
Operating expenses:
Research and development	$4,222	16%	$4,286	17%
Sales and marketing	6,788	26%	7,107	28%
General and administrative	3,843	15%	4,365	17%
Restructuring	(37)	—%	(24)	—%
Amortization of purchased intangible assets	634	3%	634	3%

Total operating expenses	$15,450	60%	$16,368	65%

Research and development. Research and development expenses decreased by $0.1 million, or 2%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The decrease was primarily due to a net decrease in salaries and related benefits of $0.1 million.

Sales and marketing. Sales and marketing expenses decreased by $0.3 million, or 4%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The decrease was primarily attributable to decreases in salaries and related benefits of $0.3 million due to lower headcount, facilities related expenses of $0.2 million and employee travel of $0.3 million. These decreases were partially offset primarily by an increase in third party consulting fees of $0.3 million and recruiting fees of $0.1 million.

General and administrative. General and administrative expenses decreased by $0.5 million, or 12%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008. The decrease was due to first quarter of fiscal 2008 non-recurring general and administrative costs of $0.7 million primarily related to legal and accounting fees associated with the evaluation of strategic transactions, partially offset by an increase in salaries, benefits and employees related expenses of $0.1 million and bank fees of $0.1 million, related to the Company’s line of credit entered into in the first quarter of fiscal 2010.

Amortization of purchased intangible assets. Amortization of purchased intangible assets was remained unchanged in the three months ended August 31, 2009, as compared to the three months ended August 31, 2008. Future amortization expense over each of the next four years is currently expected to be approximately $2.8 million for the remainder of fiscal 2010 and range from $3.3 million in fiscal 2011 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment or reduction in our estimate of remaining useful lives could result in decreased amortization expense in future periods.

Restructuring. During the third quarter of fiscal year 2009, Saba management approved a plan to decrease headcount across the company by 5% by eliminating positions. During the first quarter ended August 31, 2009, the Company adjusted prior period charges for the workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as Restructuring in the statement of operations and totaled a reduction of approximately $37,000 during the three months ended August 31, 2009. The remaining restructuring balance of approximately $73,000 is expected to be paid in the second quarter. Any changes to the estimates of executing the 2009 Plan will be reflected in future results of operations.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other expense, net decreased by $0.1 million for the three months ended August 31, 2009 compared to the three months ended August 31, 2008. This decrease was primarily attributable to realized foreign currency losses of $0.2 million and a decrease in interest income of $11,000 partially offset by an increase in unrealized gains of $0.2 million on certain foreign denominated transactions.

Interest expense. Interest expense was $3,000 for the three months ended August 31, 2009 and $10,000 for the three months ended August 31, 2008. The decrease in interest expense during the three months ended August 31, 2009 compared to the three months ended August 31, 2008 was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes The provision for income taxes recorded for the three month ended August 31, 2009 was $0.2 million, as compared to $0.2 million for the three months ended August 31, 2008. Income tax expense during both of these periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits.

As of August 31, 2009 and May 31, 2009, we had established a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	August 31, 2009	May 31, 2009
Software license updates and product support	$17,467	$20,011
OnDemand	9,544	10,925
Professional services	3,153	2,998
Software licenses	688	1,405

Total deferred revenues	$30,852	$35,339

Deferred revenues, current	$28,136	$32,611
Deferred revenues, non-current	2,716	2,728

Total deferred revenues	$30,852	$35,339

Deferred software license updates and product support revenues represent support contracts for which cash has been received plus billings for support agreements for which the service has started but cash has not been received. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred OnDemand revenue represents customer billings made in advance and recognized ratably over the OnDemand service term. Deferred professional services revenue includes prepayments for consulting, education, strategic services and professional services, not separable from the OnDemand subscription business. Revenue for these services is recognized as the services are performed. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the first quarter. We have a disproportionately lower level of renewal billings for software license updates and product support in our first fiscal quarter. The three months ended August 31, 2008, deferred revenues were $29.7 million.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing

We track operating metrics for invoicing, which represents our total billings and renewals for enterprise software maintenance and OnDemand services. For the quarter ended August 31, 2009, we invoiced $23.4 million compared to $25.2 million for the quarter ending August 31, 2008. Our renewal rate on enterprise software maintenance on a dollar basis, for the first quarter was 93% compared to 95% for the quarter ended August 31, 2008. Our renewal rate for our OnDemand business for the quarter ended August 31, 2009 was 92% compared to 94% for the quarter ended August 31, 2008.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
(in thousands)	August 31, 2009	August 31, 2008
Net cash provided by operating activities	$713	$637
Net cash used in investing activities	$(183)	$(1,194)
Net cash used in financing activities	$(4,923)	$(19)

We have funded our operations through financing activities and our operations and our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2009, we had $21.6 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities during the three months ended August 31, 2009 was $0.7 million compared to $0.6 million used in operating activities during the three months ended August 31, 2008. Net cash used by operating activities during the three months ended August 31, 2009 was primarily a result of adjusting our net income of $1.0 million for non-cash expenses related to share-based compensation of $0.3 million, depreciation and amortization of $1.5 million, increases in accounts payable of $1.1 million, and decreases in accounts receivable of $1.4 million, prepaids of $0.3 million and other assets of $0.1 million and in deferred rent of $0.3 million. These increases to our cash provided by operating activities were partially offset by a decrease in deferred revenue of $4.5 million and a decrease in accrued expenses of $ 0.4 million.

Net cash provided by operating activities during the three months ended August 31, 2008 was $0.6 million, primarily a result of adjusting our net loss of $2.2 million for non-cash expenses related to share-based compensation of $0.6 million and depreciation and amortization of $1.5 million, an increase in accounts payable of $1.5 million, and decreases in accounts receivable of $0.3 million and in prepaid expenses and other assets of $0.2 million. These increases to our cash provided by operating activities were partially offset by a decrease in deferred revenue by $1.2 million, and a decrease in accrued expenses of $0.2 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 69 days at August 31, 2009 and 77 days at May 31, 2009. In addition to the DSO calculation, we have an operating metric for accounts receivable which is billing days outstanding (“BDO”) that was 75 days at August 31, 2009 and 66 days at May 31, 2009. BDO is calculated using the current quarter total billings and calculating an average daily billings per day. The accounts receivable balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.2 million during the three months ended August 31, 2009 compared to net cash used in investing activities of approximately $1.2 million for the three months ended August 31, 2008. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our OnDemand infrastructure.

Net Cash Used In Financing Activities

Net cash used in financing activities of $4.9 million during the three months ended August 31, 2009 was primarily attributable to a stock buy back of $4.8 million associated with the repurchase of 1,384,920 shares and repayments on borrowings under our credit facility and notes payable of $0.1 million. Net cash used in financing activities of $19,000 during the three months ended August 31, 2008 was primarily attributable to repayment on borrowings under our credit facility and notes payable of $0.1 million, partially offset by proceeds from stock issuance of $0.1 million upon the exercise of stock options.

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

On July 29, 2009, we entered into a new credit facility with a bank with no amount drawn down on the line as of August 31, 2009. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding balance owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged. The outstanding balance under the equipment facility was $0.1 million as of August 31, 2009.

The equipment facility and new credit facility are secured by all of our personal property other than our intellectual property. The facilities also include certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on our property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change our business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require that we satisfy (a) a minimum quarterly EBITDA covenant and (b) a minimum monthly adjusted quick ratio covenant (which also includes a requirement that we maintain certain levels of cash and cash equivalents in accounts with the bank or in accounts at other financial institutions with which the bank has an account control agreement. We were in compliance with the covenants as of August 31, 2009.

The facilities also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the credit facility prior to their stated maturity date and the bank may be able to foreclose on any collateral provided by us.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or could choose, to raise additional funds at any time. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all

During the quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $0.9 million remained as of August 31, 2009.

As of August 31, 2009, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of August 31, 2008.

Off-Balance Sheet Arrangements

As of August 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. As described above, we previously entered into a credit facility with a bank that provided for a term loan in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million, but all amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million. We obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility and those advances mature on November 30, 2009 and February 28, 2010, respectively. We are not entitled under the terms of the facility to obtain any additional advances. The interest rate applicable to loans under the equipment facility is the bank’s prime rate plus 0.25%. On July 29, 2009, we entered into a new credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding $0.2 million owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

As of August 31, 2009, we had $0.1 million outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line.

At August 31, 2009, we had available cash and cash equivalents totaling $21.6 million. Of this amount, approximately $8.6 million was invested in money market accounts bearing variable interest rates between 0.01% and 9.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets. We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three months ended August 31, 2009, our total realized and unrealized losses due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, were $43,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Saba maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The material set forth in Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance for the first quarter of fiscal year 2010 and fiscal years 2009, 2008 and 2007, our quarterly revenues have fluctuated between approximately $28.2 million and $23.2 million and our quarterly results have fluctuated between net income of approximately $1.3 million and a net loss of approximately $3.1 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed and net losses in a given quarter will be even larger than expected.

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

We expect to continue to derive substantially all of our revenues for the foreseeable future from sales of licenses and OnDemand services for the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, implementation, training and consulting services. Except for three previous quarters (including the fiscal quarter ended August 31, 2009), we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2009, we had $8.7 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with SFAS No.123 (revised 2004), which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. If we achieve GAAP profitability, we may not be able to sustain it on a consistent basis.

Our OnDemand business depends substantially on customers renewing their agreements and purchasing additional products or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our OnDemand customers renew their agreements with us when the initial contract term expires and also purchase additional products or additional users. Our OnDemand customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our first quarter of fiscal year 2010, 8 % of our OnDemand customers elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our OnDemand customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional products or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•

Companies that offer human capital management solutions that provide one or more applications within the HCM market, such as leaning management, performance management, talent management, competition and recruiting, including Sum Total and Success Factors;

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

International revenues accounted for 25% and 27% of our revenues for first three months of our fiscal 2010 and 2009, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

During the first quarter of fiscal 2010, we recognized approximately 25% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. Centra filed a request for reexamination of the patents at issue with the Patent Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. Centra filed a motion with the Colorado District Court seeking a further stay of the action pending completion of the second reexamination proceeding but that motion has not yet been decided. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

For example, from the beginning of fiscal 2008 through August 31, 2009, the market price for our common stock has fluctuated between $6.15 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 1 – 30, 2009	—	—	—	—
July 1 – 31, 2009	—	—	—	—
August 1 – 31, 2009	1,384,920	$3.50	—	—

Total	1,384,920	$3.50	—	—

(1)	1,384,920 shares of common stock were repurchased by the Company directly from funds managed by FirstMark Capital L.L.C. in a single negotiated private transaction and not pursuant to a publicly announced plan or program. Lawrence D. Lenihan, Jr., a member of the Company’s Board of Directors until July 17, 2009, is the Chief Executive Officer and Managing Director of FirstMark Capital, LLC

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 7, 2009	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.3(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2009.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 7, 2009.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2009.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 7, 2009.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009.