Form 10-Q
period 2009-11-30
SABA SOFTWARE INC
filed 2010-01-08
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

On December 31, 2009, 27,906,103 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 30, 2009	May 31, 2009 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,854	$25,978
Restricted cash	120	100
Accounts receivable, net	19,578	20,010
Prepaid expenses and other current assets	2,136	2,245

Total current assets	44,688	48,333

Property and equipment, net	3,892	4,755
Goodwill	36,095	36,095
Purchased intangible assets, net	6,885	8,743
Restricted cash	260	260
Other assets	1,474	1,537

Total assets	$93,294	$99,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332	$2,620
Accrued compensation and related expenses	6,241	5,867
Accrued expenses	3,071	3,137
Deferred revenue	27,612	32,611
Current portion of debt and lease obligations	452	630

Total current liabilities	40,708	44,865

Deferred revenue	2,891	2,728
Other long-term liabilities	1,259	1,354
Accrued rent	2,008	2,211

Total liabilities	46,866	51,158

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at November 30, 2009 and May 31, 2009.	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 27,967,158 shares issued at November 30, 2009 and 29,300,148 shares issued at May 31, 2009.	28	30
Additional paid-in capital	254,124	258,128
Treasury stock: 102,997 shares at November 30, 2009 and May 31, 2009 at cost	(232)	(232)
Accumulated deficit	(207,543)	(209,230)
Accumulated other comprehensive loss	51	(131)

Total stockholders’ equity	46,428	48,565

Total liabilities and stockholders’ equity	$93,294	$99,723

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Revenues:
License	$6,352	$2,971	$12,064	$5,928
License updates and product support	8,859	8,773	17,614	17,415
OnDemand	5,276	5,325	10,521	10,243
Professional services	6,995	8,756	13,093	17,539

Total revenues	27,482	25,825	53,292	51,125

Cost of revenues:
Cost of license	223	231	434	444
Cost of license updates and product support	2,080	1,984	4,117	4,192
Cost of OnDemand	2,038	2,455	4,046	4,881
Cost of professional services	4,798	5,475	9,350	11,391
Amortization of acquired developed technology	295	295	589	589

Total cost of revenues	9,434	10,440	18,536	21,497

Gross profit	18,048	15,385	34,756	29,628

Operating expenses:
Research and development	4,725	4,606	8,946	8,892
Sales and marketing	8,526	6,821	15,314	13,928
General and administrative	3,613	3,871	7,455	8,235
Restructurings	(2)	—	(38)	(24)
Amortization of purchased intangible assets	634	634	1,269	1,269

Total operating expenses	17,496	15,932	32,946	32,300

Income (loss) from operations	552	(547)	1,810	(2,672)
Interest income and other, net	54	330	33	410
Interest expense	(2)	(11)	(5)	(21)

Income (loss) before provision for income taxes	604	(228)	1,838	(2,283)
Provision for income taxes	62	(127)	(152)	(286)

Net income (loss)	$666	$(355)	$1,686	$(2,569)

Basic net income (loss) per share	$0.02	$(0.01)	$0.06	$(0.09)

Diluted net income (loss) per share	$0.02	$(0.01)	$0.06	$(0.09)

Shares used in computing basic net income (loss) per share	27,851	29,164	28,540	29,157

Shares used in computing diluted net income (loss) per share	28,855	29,164	29,458	29,157

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	November 30,
	2009	2008
Operating activities:
Net income (loss)	$1,686	$(2,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,225	1,206
Amortization of purchased intangible assets	1,858	1,858
Share-based compensation expense	736	1,083
Changes in operating assets and liabilities:
Accounts receivable	562	1,699
Prepaid expenses and other current assets	132	446
Other assets	74	(112)
Accounts payable	677	(132)
Accrued compensation and related expenses	306	(254)
Accrued expenses	(42)	(901)
Deferred rent	(350)	(38)
Deferred revenue	(4,964)	(3,040)

Net cash provided by (used in) operating activities	1,900	(754)

Investing activities:
Purchases of property and equipment	(339)	(1,707)
Net purchases of investments	(20)	—

Net cash used in investing activities	(359)	(1,707)

Financing activities:
Proceeds from issuance of common stock under stock plans	104	107
Repurchase of common stock	(4,847)	—
Repayments on borrowings under credit facility	(199)	(199)
Proceeds from issuance of note payable	—	175
Repayments on note payable	(22)	(35)

Net cash (used in) provided by financing activities	(4,964)	48

Effect of exchange rate changes on cash	299	(1,284)

(Decrease) in cash and equivalents	(3,124)	(3,697)
Cash and cash equivalents, beginning of period	25,978	16,624

Cash and cash equivalents, end of period	$22,854	$12,927

Supplemental disclosure of other cash flow information:
Cash paid out for income taxes, net of refunds	$317	$483

Cash paid for interest	$3	$16

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

The accompanying condensed consolidated balance sheet as of November 30, 2009, the condensed consolidated statements of operations for the three and six months ended November 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended November 30, 2009 and 2008 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of November 30, 2009, and the Company’s results of operations for the three and six months ended November 30, 2009 and 2008 and cash flows for the six months ended November 30, 2009 and 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 12, 2009. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of results for the entire fiscal year ending May 31, 2010 or for any future period.

The condensed consolidated balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”), which the Company adopted in the second quarter of fiscal 2010. The Codification became the single source of authoritative non-governmental US GAAP, superseding various existing authoritative accounting pronouncements. There were no changes to the consolidated financial statements and related disclosures contained in this Quarterly Report due to the adoption and implementation of the Codification, other than changes in references to various authoritative accounting pronouncements in this Quarterly Report.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on January 8, 2010

2. Summary of Significant Accounting Policies

Revenue Recognition

Saba recognizes license revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

ASC 985-605 permits revenue earned on software arrangements involving multiple elements to be allocated to each element based on the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, Saba allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, certain services agreements are agreed upon a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type Contracts (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts). A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under ASC 605-10 (formerly SAB No.104, Revenue Recognition). Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605 (formerly AICPA Statement of Position 97-2, which includes Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware) when the criteria is met.

If the requirements of ASC 985-605 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criterias of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In arrangements that include professional services and OnDemand offerings, but not a license of the Company’s software, the Company recognizes revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is recognized ratably over the longest period of the arrangement. Additionally, the Company defers the direct costs related to the professional services and recognizes them ratably over the applicable service period. The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the OnDemand service period, the Company allocates the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Fair Value Measurements

ASC 820-10 Fair Value Measurement and Disclosures, (formerly Statement of Financial Accounting Standards “SFAS” No. 157) establishes three levels of inputs that may be used to measure fair value:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of November 30, 2009:

Fair Value Measurements Using Input Type
(in thousands)	Level 1
Assets:
Money market funds (included in cash equivalents)	$9,982

Total financial assets	$9,982

The Company’s valuation techniques used to measure the fair values of the Company’s money market funds were derived from quoted market prices.

3. Share-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, Restricted Stock Units (RSUs) and purchases under employee stock purchase plans, in accordance with ASC 718-10 Compensation – Stock Compensation, (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of share-based awards granted based, in part, on the Company’s historical option term experience. The Company estimates the volatility of its common stock based upon the Company’s historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The Company also considers, each quarter, whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate. The expected term of the employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. For RSUs, stock compensation is calculated based on the fair market value of the stock on the award date.

The following assumptions have been used to value the options and awards granted during the three and six months ended November 30, 2009 and 2008, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended		Six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Stock Options:
Expected volatility	59%	55%	59%	52%
Risk-free interest rates	1.87%	2.28%	2.00%	2.57%
Expected term (years)	4.05	3.8	4.05	3.8
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	78%	50%	78%	47%
Risk-free interest rates	0.53%	2.34%	0.53%	2.84%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense for stock options and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations for the three and six months ended November 30, 2009 and 2008, respectively.

	Three months ended		Six months ended
(in thousands)	November 30,		November 30,
	2009	2008	2009	2008
Cost of revenues	$70	$85	$116	$188
Research and development	97	89	153	195
Sales and marketing	139	161	210	357
General and administrative	166	158	257	342

Share-based compensation expense included in net income (loss)	$472	$493	$736	$1,082

Prior to the fiscal third quarter ended February 28, 2009, the Board of Directors of the Company granted only stock options. The Board of Directors commenced granting Restricted Stock Units “RSUs” in addition to stock options during the fiscal third quarter ended February 28, 2009.

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan. The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. The stock-based compensation expense for RSUs that was recorded in the Company’s results of operations in accordance with ASC 718-10, for the three and six months ended November 30, 2009 was $26,000 and $0.1 million, respectively. As of November 30, 2009, none of the RSUs were vested.

The weighted average estimated fair value of options granted was $0.94 and $1.45 per share for the three months ended November 30, 2009 and 2008, respectively. The weighted average estimated fair value of options granted was $1.44 and $1.28 per share for the six months ended November 30, 2009 and 2008, respectively. The weighted average estimated fair value of RSUs granted was $3.72 per share for the three months ended November 30, 2009. The weighted average estimated fair value of RSUs granted was $3.99 per share for the six months ended November 30, 2009. There were no RSUs granted during the three and six months ended November 30, 2008.

At the annual meeting of stockholders of the Company held on November 18, 2009, the Company’s stockholders approved the Company’s 2009 Stock Incentive Plan (“2009 Stock Plan”) and the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Amended Purchase Plan”). The Stock Plan and the Amended Purchase Plan were adopted by the Company’s board of directors in September 2009, subject to the approval of the Company’s stockholders.

The Stock Plan allows the Company to make broad-based grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, non-employee directors and consultants as key elements of compensation. There are 2,900,000 shares of the Company’s common stock reserved for issuance under the Stock Plan.

The Amended Purchase Plan provides eligible employees of the Company and its participating subsidiaries with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The Amended Purchase Plan amends and restates the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) to (i) extend the term of the 2000 Purchase Plan through November 18, 2019, (ii) eliminate the automatic annual share increase provision of the 2000 Purchase Plan, (iii) increase the number of shares of common stock reserved for issuance under the 2000 Purchase Plan by 261,693 shares, to an aggregate of 1,000,000 shares available for issuance by the Company under the 2000 Purchase Plan as of November 18, 2009 (with 1,000,000 shares remaining available for issuance as of November 30, 2009), and (iv) effect various technical revisions and improvements

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of ASC 260-10 Earnings per Share, (formerly SFAS No. 128, Earnings per Share). Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes the dilutive effects of options. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and the restricted stock unit awards under the treasury stock method. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive, which consist of common stock options, restricted stock units awards and common stock subject to repurchase. The calculations of basic and diluted net income (loss) per share are as follows:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$666	$(355)	$1,686	$(2,569)

Weighted-average shares of common stock used in computing basic net income (loss) per share	27,851	29,164	28,540	29,157
Effect of dilutive employee stock options	1,004	—	918	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	28,855	29,164	29,458	29,157

Basic net income (loss) per share	$0.02	$(0.01)	$0.06	$(0.09)

Diluted net income (loss) per share	$0.02	$(0.01)	$0.06	$(0.09)

Weighted average potential common shares of 3.2 million and 4.2 million for the three months ended November 30, 2009 and 2008, respectively, and 3.2 million and 4.0 million for the six months ended November 30, 2009 and 2008, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would have had an anti-dilutive impact.

5. Comprehensive Income (Loss)

Saba reports comprehensive income (loss) in accordance with ASC 220-10 Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income.) The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three months ended		Six months ended
	November 30,		November 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$666	$(355)	$1,686	$(2,569)
Foreign currency translation gain (loss)	202	(233)	182	(577)

Comprehensive income (loss)	$868	$(588)	$1,868	$(3,146)

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of five to seven years.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no additions to intangible assets during the three and six months ended November 30, 2009. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(9,600)	$5,320	6.3 Years
Tradenames	820	(629)	191	5.0 Years
Acquired developed technology	5,890	(4,516)	1,374	5.0 Years

Total	$21,630	$(14,745)	$6,885

	May 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(8,413)	$6,507	6.3 Years
Tradenames	820	(547)	273	5.0 Years
Acquired developed technology	5,890	(3,927)	1,963	5.0 Years

Total	$21,630	$(12,887)	$8,743

The total expected future amortization related to purchased intangible assets will be approximately $1.9 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively. All intangible assets will be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2009 and concluded that goodwill was not impaired. Through the three and six months period ended November 30, 2009, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. Through the three and six months period ended November 30, 2009, there were no indicators of impairment of intangible assets.

7. Debt and Other Obligations

Credit Facility

On January 31, 2006, the Company entered into a credit facility with a bank that provided for (i) a term loan in a principal amount of $6.5 million, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million at any time outstanding, which included a sub-limit of up to $5.0 million for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3.0 million. All amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. The Company obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility. The equipment facility is required to be repaid in 36 equal monthly installments of principal, plus interest. The interest rate applicable to the loans under the

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

equipment facility is the bank’s prime rate plus 0.25%. The first advance matured on November 30, 2009 and the second advance will mature on February 28, 2010, respectively. The Company is not entitled to obtain any additional advances under the equipment facility. The outstanding balance under the equipment facility was $33,000 as of November 30, 2009, of which the final monthly payment will be in February 2010.

On July 29, 2009, the Company entered into a new credit facility with a bank with no amount drawn down on the line as of November 30, 2009. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at the Company’s option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding balance owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

The equipment facility and the new credit facility are secured by all of the Company’s personal property other than its intellectual property. The facilities includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interests, Taxes, Depreciation and Amortization covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the facilities prior to their stated maturity date, and the bank may be able to foreclose on any collateral provided by the Company. The Company was in compliance with these covenants as of November 30, 2009.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During fiscal 2010, the components of accrued restructuring charges and movements within these components through November 30, 2009 for the 2009 Plan were as follows:

Workforce Reduction Charges
Activities for the Year Ended May 31, 2009:
Fiscal 2009 restructuring plan	$539
Deductions—cash payments	(402)
Impact of exchange rates	9

Accrual as of May 31, 2009	146
Deductions—cash payments	(110)
Adjustments	(37)
Impact of exchange rates	1

Accrual as of November 30, 2009	$—

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income Taxes

Income tax provision for the three and six months ended November 30, 2009 was a benefit of $0.1 million and expense of $0.2 million, respectively. Income tax expense for the three and six months ended November 30, 2008 was $0.1 million and $0.3 million, respectively. Income tax provision during both of these periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits. During the second quarter of fiscal year 2010 the unrecognized tax benefits decreased by approximately $0.2 million. This decrease was mainly the result of the release of certain tax reserves.

As of November 30, 2009 and May 31, 2009, respectively, the Company has established a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Any direct financial impact of the settlement is expected to be borne by Saba’s insurers.

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed. Any direct financial impact of the settlement is expected to be borne by Centra’s insurers.

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes it is free from liability for past actions, as it believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

13. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

arrangements entered into or materially modified in the first quarter of fiscal 2012. Early adoption is permitted. If the Company was to adopt prior to the first quarter of fiscal 2012, the Company must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605) – Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. Early adoption is permitted. If the Company was to adopt ASU 2009-14 prior to the first quarter of fiscal 2012, the Company must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The adoption of ASU 2009-14 did not have impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (formerly Measuring Liabilities at Fair Value). ASC 820-10 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company adopted ASC 820-10 in the second quarter of fiscal 2010. The adoption of ASC 820-10 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles, (formerly SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”)). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental US GAAP superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the second quarter of fiscal 2010. There was no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 Subsequent Events (formerly SFAS No. 165, Subsequent Events.) ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted ASC 855-10 in the first quarter of fiscal 2010. The adoption of ASC 855-10 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10-65 Investments – Debt and Equity Securities (formerly Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment accounting guidance for debt securities. ASC 320-10-65 requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 320-10-65 in its first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified ASC 350-30 Intangibles – Goodwill and Other (formerly Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets). ASC 350-30 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

access to them. ASC 350-30 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted ASC 350-30 in the first quarter of fiscal 2010. The adoption of ASC 350-30 did not have material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The effective date of ASC 820-12 is deferred to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually. The Company adopted ASC 820-10 in the first quarter of fiscal 2009, except for those items specifically deferred under ASC 820-10 (formerly FSP No. FAS 157-2), which were adopted in the first quarter of fiscal 2010. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350-30-65 Intangibles – Goodwill and Other (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350-30, Goodwill and Other Intangible Assets (formerly SFAS No. 142, Goodwill and Other Intangible Assets), and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10 Business Combination (formerly SFAS No. 141(R)) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for ASC 350-30’s entity-specific factors. The adoption of ASC 350-30-65 in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 Business Combinations (formerly SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations.) ASC 805-10 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted ASC 805-10 in the first quarter of fiscal year 2010. The adoption of ASC 805-10 did not have material impact on the Company’s consolidated financial statements.

14. Related Party Transactions

During the three and six months ended November 30, 2009 and 2008, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). Both an Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and six months ended November 30, 2009 and 2008, the components of related party transactions were as follows:

	Sales to Related Party		Accounts Receivable
	Three months ended		November 30, 2009	May 31, 2009
	November 30,
(in thousands)	2009	2008
Varian Medical Systems, Inc.	$82	$67	$86	$15
Masimo Corporation	4	3	1	1

Total	$86	$70	$87	$16

	Sales to Related Party
	Six months ended
	November 30,
(in thousands)	2009	2008
Varian Medical Systems, Inc.	$132	$119
Masimo Corporation	8	3

Total	$140	$122

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

•	our anticipation that we will not pay any cash dividends in the foreseeable future, and

•	our expectation that we will expand our sales coverage and marketing support.

(iii) in Part II, Item 1A,

•

our expectation that we will derive substantially all of our revenues for the foreseeable future from the licensing of the Saba Enterprise Suite and the Saba Centra product suite and providing related services,

•	our expectation to continue to incur non-cash expenses relating to the amortization of purchased intangible assets along with any potential goodwill impairment,

•	our expectation that our operating results will fluctuate significantly in the future,

•	our success depending on our ability to attract and retain additional personnel,

•	our expectation that competition and the pace of change will increase in the future,

•	our intention to expand our international presence in the future,

•	our expectation to continue to periodically acquire complementary businesses or technologies,

•	our expectation to regularly release new products and new versions of our existing products,

•	our beliefs relating to the Edisync Systems litigation,

•	our belief that our success depends on our proprietary technology, and

•	our belief that our success depends on third party relationships.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are among others:

•	defects and other problems with our products,

•	unanticipated adverse changes in the international markets,

•	incorrect estimates or assumptions,

•	unanticipated adverse results for pending litigation,

•	contraction of the economy and world markets,

•	lack of demand for information technologies from our customers,

•	requirements for increased spending in research and development,

•	unanticipated need for capital for operations,

•	lack of demand for our products,

•	negative effects of foreign exchange rates,

•	inability to accurately predict the impact of new accounting pronouncements,

•	unanticipated difficulties integrating and developing products acquired through acquisitions,

•	inability to introduce new products, and

•	the factors detailed under Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

General

We help organizations manage their most important asset – their people. We provide the premier software platform for enterprise learning, collaboration, performance, and talent management, as well as license updates and product support, OnDemand, implementation, training, and consulting services. Our people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing and managing people across the entire organization.

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

Professional Services

Our professional services business consists of consulting and education services. Consulting and education services are typically provided to customers that license software directly from us. These consulting and education services are generally provided over a period of three to nine months after licensing the software. Generally, consulting services related to software implementation are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our customers generally engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is recognized ratably over the longest period of the arrangement.

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

Additionally, when our professional services revenue is recognized ratably over the remaining OnDemand service period with our OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2009, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.7 million and $0.9 million, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

Revenue recognition. We recognize license revenues in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition” (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

ASC 985-605 permits revenue earned on software arrangements involving multiple elements to be allocated to each element based on the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, price charged upon renewal or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. We do not grant our resellers the right of return and we do not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual license of similar products.

Revenue related to professional services is generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 “Construction-Type and Certain Production–Type Contracts” (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts). A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under ASC 605-10 (formerly SAB No.104, Revenue Recognition). Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,) when criteria is met.

If the requirements of ASC 985-605 are not met when we bill a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is recognized ratably over the longest OnDemand service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable OnDemand service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized, as performed, ratably over the OnDemand subscription, we allocate the revenue to professional services revenue and to OnDemand revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $19.6 million as of November 30, 2009. The allowance for doubtful accounts, which totaled $0.1 million as of November 30, 2009, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Impairment of goodwill and purchased intangible assets. We account for goodwill under ASC 350-10 Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets). Our goodwill balance at November 30, 2009 was $36.1 million, including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Our goodwill balance at May 31, 2009 was $36.1 million including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under ASC 360-10 (formerly SFAS No. 144). As of November 30, 2009, our purchased intangible assets balance was $6.9 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $1.9 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively.

ASC 350-10 prescribes a two-phase process for impairment testing of goodwill. The first phase tests for impairment; while the second phase, if necessary, measures and allocates for the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. A significant and extended reduction in our enterprise fair value to below the recorded amount of our stockholders’ equity could indicate a change in our business climate and under ASC 350-10, we could be required to write down the carrying value of our goodwill and record an expense for an impairment loss.

In accordance with ASC 360-10, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

Share-based compensation. Upon our adoption of ASC 718-10 Compensation – Stock Compensation (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment), we are required to estimate the awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ from estimates. Under ASC 718-10, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of ASC 718-10, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an option is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. For RSUs, stock compensation is calculated based on the fair market value of the stock on the award date.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605) – Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We adopted ASU 2009-14 in the second quarter of fiscal 2010. The adoption of ASU 2009-14 did not have an impact on our consolidated financial statements.

In August 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (formerly Measuring Liabilities at Fair Value). ASC 820-10 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted ASC 820-10 in the second quarter of fiscal 2010. The adoption of ASC 820-10 did not have any impact our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 Generally Accepted Accounting Principles (formerly Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”)). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification in the second quarter of fiscal 2010. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 Subsequent Events (formerly SFAS No.165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We adopted ASC 855-10 in the first quarter of fiscal 2010. The adoption of ASC 855-10 did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65 Investments – Debt and Equity Securities (formerly FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment accounting guidance for debt securities. ASC 320-10 requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted ASC 320-10-65 in our first quarter of fiscal 2010 and it did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified ASC 350-30 Intangibles – Goodwill and Other (formerly Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets). ASC 350-30 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. ASC 350-30 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. ASC 350-30 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted ASC 350-30 in the first quarter of fiscal 2010. The adoption of ASC 350-30 did not have material impact on our consolidated financial statements.

In September 2006, the FASB issued ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The effective date of ASC 820-12 is deferred to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually. We adopted ASC 820-10 in the first quarter of fiscal year 2009, except for those items specifically deferred under ASC 820-10, which were adopted in the first quarter of fiscal 2010. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30-65 Intangibles – Goodwill and Other (formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under ASC 350-30, Goodwill and Other Intangible Assets (formerly SFAS No. 142, Goodwill and Other Intangible Assets), and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10 Business Combination (formerly SFAS No. 141(R)) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for ASC 350-30’s entity-specific factors. The adoption of ASC 350-30-65 in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 Business Combinations (formerly SFAS No. 141 (revised) (“SFAS No. 141(R)”), Business Combinations). ASC 805-10 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805-10 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We adopted ASC 805-10 in the first quarter of fiscal year 2010. We completed the assessment of adopting ASC 805-10 and it did not have any impact on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008

Revenues

	Three months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenues	November 30, 2008	Percent of Total Revenues
Revenues:
License	$6,352	23%	$2,971	11%
License updates and product support	8,859	32%	8,773	34%
OnDemand	5,276	19%	5,325	21%
Professional services	6,995	25%	8,756	34%

Total revenues	$27,482	100%	$25,825	100%

	Six months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenues	November 30, 2008	Percent of Total Revenues
Revenues:
License	$12,064	23%	$5,928	12%
License updates and product support	17,614	33%	17,415	34%
OnDemand	10,521	20%	10,243	20%
Professional services	13,093	25%	17,539	34%

Total revenues	$53,292	100%	$51,125	100%

Total Revenues. Total revenues increased by $1.7 million, or 6% during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. Total revenues increased by $2.2 million or 4% during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. As a percentage of total revenues, revenues from customers outside the United States represented 33% for the three months ended November 30, 2009 and 29% for the three months ended November 30, 2008. As a percentage of total revenues, revenues from customers outside the United States represented 29% for the six months ended November 30, 2009 and 28% for the six months ended November 30, 2008. The only foreign country that accounted for more than 10% of total revenues was the United Kingdom, which represented 16% for the three months ended November 30, 2009 and 15% for the three months ended November 30, 2008, and 15% for the six months ended November 30, 2009 and 14% for the six months ended November 30, 2008.

License Revenue. License revenue increased by $3.4 million, or 114%, during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. License revenue increased by $6.1 million, or 104%, during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The increases in license revenue are due to strong customer demand.

License Updates and Product Support Revenue. License updates and product support revenue increased by $0.1 million, or 1%, during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. License updates and product support revenue increased by $0.2 million, or 1%, during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The increases reflect the lower license revenue level in fiscal year 2009, resulting in slight increases in license update and product support revenue, partially offset by terminated contracts.

OnDemand Revenue. OnDemand revenue decreased by $49,000, or 1%, during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. The decrease is primarily attributable to a slight decrease rate in OnDemand renewals. OnDemand revenue increased by $0.3 million, or 3%, during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The increase is primarily attributable to increased demand for Saba Enterprise OnDemand offerings.

Professional Services Revenue. Professional services revenue decreased by $1.8 million, or 20%, during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. Professional services revenue decreased by $4.4 million, or 25%, during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The decreases are primarily attributable to customers’ deferral or reduction in size of services projects.

Cost of Revenues

	Three months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenues	November 30, 2008	Percent of Total Revenues
Cost of revenues:
Cost of license	$223	1%	$231	1%
Cost of license updates and product support	2,080	8%	1,984	8%
Cost of OnDemand	2,038	7%	2,455	10%
Cost of professional services	4,798	17%	5,475	21%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$9,434	34%	$10,440	40%

	Six months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenues	November 30, 2008	Percent of Total Revenues
Cost of revenues:
Cost of license	$434	1%	$444	1%
Cost of license updates and product support	4,117	8%	4,192	8%
Cost of OnDemand	4,046	8%	4,881	10%
Cost of professional services	9,350	18%	11,391	22%
Amortization of acquired developed technology	589	1%	589	1%

Total cost of revenues	$18,536	35%	$21,497	42%

The following table is a summary of gross margin:

	Three months ended November 30,
(dollars in thousands)	2009	2008
Gross margin:
License (including amortization of acquired developed technology)	$5,834	$2,445
Percentage of license revenue	92%	82%
License updates and product support	6,779	6,789
Percentage of license updates and product support revenue	77%	77%
OnDemand	3,238	2,870
Percentage of OnDemand revenue	61%	54%
Professional services	2,197	3,281
Percentage of professional services revenue	31%	37%

Total	$18,048	$15,385

Percentage of total revenues	66%	60%

	Six months ended November 30,
(dollars in thousands)	2009	2008
Gross margin:
License (including amortization of acquired developed technology)	$11,041	$4,895
Percentage of license revenue	92%	83%
License updates and product support	13,497	13,223
Percentage of license updates and product support revenue	77%	76%
OnDemand	6,475	5,362
Percentage of OnDemand revenue	62%	52%
Professional services	3,743	6,148
Percentage of professional services revenue	29%	35%

Total	$34,756	$29,628

Percentage of total revenues	65%	58%

Cost of License Revenue. Cost of license revenue decreased slightly during the three and six months ended November 30, 2009 as compared to the three and six months ended November 30, 2008, respectively. Gross margin on license revenue increased to 92% during the three and six months ended November 30, 2009 from 82% and 83% during the three and six months ended November 30, 2008, respectively. The increases in gross margin are primarily the result of increases in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies.

Cost of License Updates and Product Support Revenue. Cost of license updates and product support revenue increased by $0.1 million, or 5%, during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. The increase was primarily the result of an increase in salaries and benefits, third party royalties and facility related expenses. Cost of license updates and product support revenue decreased by $0.1 million, or 2%, during the six months ended November 30, 2009 as compared to the six months ended November 30, 2008. The decrease was primarily the result of a decrease in third party consulting fees of $0.1 million. Gross margin on license updates and product support was 77% during the three months ended November 30, 2009 and 2008. Gross margin on license updates and product support was 77% during the six months ended November 30, 2009 and 76% during the six months ended November 30, 2008, respectively. The increase in gross margin is primarily due to the decrease in third party consulting fees.

Cost of OnDemand Revenue. Cost of OnDemand revenue decreased by $0.4 million, or 17%, during the three months ended November 30, 2009 compared to the three months ended November 30, 2008. The decrease in the cost of OnDemand revenue was due primarily to decreases in salaries and benefits, third party consulting fees, facilities related expenses and employee travel related expenses, which each decreased by $0.1 million. Cost of OnDemand revenue decreased by $0.8 million, or 17%, during the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The decrease in the cost of OnDemand revenue was primarily due to decreases in salaries and benefits of $0.3 million, third party consulting fees of $0.2 million, depreciation and facilities related expenses of $0.2 million and professional service charges of $0.1 million. The OnDemand gross margin increased to 61% during the three months ended November 30, 2009 from 54% during the three months ended November 30, 2008. The OnDemand gross margin increased to 62% during the six months ended November 30, 2009 from 52% during the six months ended November 30, 2008. The increases in OnDemand gross margins are primarily the result of decreases in costs associated with providing OnDemand services.

Cost of Professional Services Revenue. For the three months ended November 30, 2009, cost of professional services revenue decreased $0.7 million, or 12%, compared to the three months ended November 30, 2008. The decrease in cost of professional services revenue was primarily the result of decreases in third party billable labor of $0.6 million, facilities related expenses and salaries and benefits of $0.1 million combined. For the six months ended November 30, 2009, cost of professional services revenue decreased $2.0 million, or 18%, compared to the six months ended November 30, 2008. The decrease in cost of professional services revenue was primarily the result of decreases in third party billable labor and expenses of $1.4 million, salaries and benefits of $0.5 million and facilities related expenses of $0.1 million. The professional services gross margin decreased to 31% during the three months ended November 30, 2009, from 37% during the three months ended November 30, 2008. The professional services gross margin decreased to 29% during the six months ended November 30, 2009, from 35% during the months ended November 30, 2008. The decreases in gross margins are primarily due to lower professional services revenue.

Operating Expenses

	Three months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenue	November 30, 2008	Percent of Total Revenue
Operating expenses:
Research and development	$4,725	17%	$4,606	18%
Sales and marketing	8,526	31%	6,821	26%
General and administrative	3,613	13%	3,871	15%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$17,498	64%	$15,932	62%

	Six months ended
(dollars in thousands)	November 30, 2009	Percent of Total Revenue	November 30, 2008	Percent of Total Revenue
Operating expenses:
Research and development	$8,946	17%	$8,892	17%
Sales and marketing	15,314	29%	13,928	27%
General and administrative	7,455	14%	8,235	16%
Amortization of purchased intangible assets	1,269	2%	1,269	2%

Total operating expenses	$32,984	62%	$32,324	63%

Research and development. Research and development expenses increased by $0.1 million, or 3%, for the three months ended November 30, 2009 compared to the three months ended November 30, 2008. Research and development expenses increased by $0.1 million, or 1%, for the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The increases were due to increases in third party consulting fees of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $1.7 million, or 25%, for the three months ended November 30, 2009 compared to the three months ended November 30, 2008. The increase was primarily attributable to increases in salaries and related benefits of $0.9 million due to increased headcount, third party consulting fees of $0.3 million, marketing events of $0.2 million, direct marketing of $0.1 million, referral fees of $0.1 million and, recruiting $0.1 million. Sales and marketing expenses increased by $1.4 million, or 10%, for the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The increase was primarily attributable to increases in consulting services of $0.7 million, salaries and related benefits of $0.6 million due to increased headcount, marketing events of $0.4 million and recruiting expenses of $0.2 million, partially offset by decreases in employee travel of $0.3 million and facilities related expenses of $0.2 million. The Company expects sales and marketing expenses to increase as it continues to expand its sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses decreased by $0.3 million, or 7%, for the three months ended November 30, 2009 compared to the three months ended November 30, 2008. The decrease was primarily due to decreases in salaries and related benefits of $0.3 million and professional services of $0.1 million. General and administrative expenses decreased by $0.8 million, or 10%, for the six months ended November 30, 2009 compared to the six months ended November 30, 2008. The decrease was primarily due to non-recurring general and administrative costs of $0.7 million primarily related to legal and accounting fees associated with the evaluation of strategic transactions, tax penalties and fines of $0.1 million and bad debt expense of $0.1 million that were incurred in the first quarter of fiscal 2009, partially offset by an increase in bank fees of $0.1 million, related to the Company’s line of credit entered into in the first quarter of fiscal 2010.

Amortization of purchased intangible assets. Amortization of purchased intangible assets remained unchanged in the three and six months ended November 30, 2009, as compared to the three and six months ended November 30, 2008, respectively. Future amortization expense over each of the next four years is currently expected to be approximately $1.9 million for the remainder of fiscal 2010 and range from $3.3 million in fiscal 2011 to $1.8 million in fiscal 2012. We review our intangible assets and the estimated remaining useful lives of those intangible assets for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Any impairment or reduction in our estimate of remaining useful lives could result in decreased amortization expense in future periods.

Restructuring. During the third quarter of fiscal year 2009, Saba management approved a plan to decrease headcount across the company by 5% by eliminating positions. During the first half of fiscal year 2010 ended November 30, 2009, the Company adjusted prior period charges for the workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as Restructuring in the statement of operations and totaled a reduction of approximately $37,000 during the three and six months ended November 30, 2009. The restructuring balance of approximately $73,000 was paid during the second quarter of fiscal 2010 ended November 30, 2009.

Other Income and Expenses

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased by $0.3 million for the three months ended November 30, 2009 compared to the three months ended November 30, 2008. This decrease compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.2 million and an increase in foreign currency losses of $0.1 million.

Interest income and other, net decreased by $0.4 million for the six months ended November 30, 2009 compared to the six months ended November 30, 2008. This decrease compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.3 million.

Interest expense. Interest expense was $2,000 for the three months ended November 30, 2009 and $10,000 for the three months ended November 30, 2008. Interest expense was $5,000 for the six months ended November 30, 2009 and $21,000 for the six months ended November 30, 2008. The decrease in interest expense during the three and six months ended November 30, 2009 compared to the three and six months ended November 30, 2008, respectively, was primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes The provision for income taxes recorded for the three and six months ended November 30, 2009 was a benefit of $0.1 million and an expense of $0.2 million, respectively. Income tax expense for the three and six months ended November 30, 2008 was $0.1 million and $0.3 million, respectively. Income tax provision during both of these periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits. During the second quarter of fiscal year 2010 the unrecognized tax benefits decreased by approximately $0.2 million. This decrease was mainly the result of the release of certain tax reserves.

As of November 30, 2009 and May 31, 2009, we had established a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	November 30, 2009	May 31, 2009
Software license updates and product support	$17,393	$20,011
OnDemand	8,758	10,925
Professional services	3,445	2,998
Software licenses	907	1405

Total deferred revenues	$30,503	$35,339

Deferred revenues, current	$27,612	$32,611
Deferred revenues, non-current	2,891	2,728

Total deferred revenues	$30,503	$35,339

Deferred software license updates and product support revenues represent support contracts for which cash has been received plus billings for support agreements for which the service has started but cash has not been received. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred OnDemand revenue represents customer billings made in advance and recognized ratably over the OnDemand service term. Deferred professional services revenues include amounts invoiced for consulting and educational services, which have not yet been delivered. In addition, deferred professional services revenues include amounts invoiced for services that have been delivered, but are not separable from OnDemand subscriptions. Revenues for services that are not separable from OnDemand subscriptions are deferred until performance has been completed and then recognized ratably over the longest period of the arrangement. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the first and second fiscal quarters. We have a disproportionately lower level of renewal billings for software license updates and product support, as well as OnDemand, in our first and second fiscal quarter. Deferred revenues were $27.3 million at November 30, 2008.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing

We track operating metrics for invoicing, which represents our total billings and renewals for enterprise software maintenance and OnDemand services. For the quarter ended November 30, 2009, we invoiced $29.4 million compared to $26.7 million for the quarter ending November 30, 2008. Our renewal rate on enterprise software maintenance on a dollar basis, for the second quarter was 94% compared to 93% for the quarter ended November 30, 2008. Our renewal rate for our OnDemand business for the quarter ended November 30, 2009 was 98% compared to 91% for the quarter ended November 30, 2008.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended November 30,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$1,900	$(754)
Net cash used in investing activities	$(359)	$(1,707)
Net cash (used in) provided by financing activities	$(4,964)	$48

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our license, license updates and product support, OnDemand and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2009, we had $22.9 million in available cash and cash equivalents.

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities during the six months ended November 30, 2009 was $1.9 million compared to $0.8 million used in operating activities during the six months ended November 30, 2008. Net cash provided by operating activities during the six months ended November 30, 2009 was primarily a result of adjusting our net income of $1.7 million for non-cash expenses related to depreciation and amortization of $3.0 million, share-based compensation of $0.7 million, increases in accounts payable of $0.7 million and accrued expenses of $0.3 million, decreases in accounts receivable of $0.6 million, and prepaids and other assets of $0.2 million. These increases to our cash provided by operating activities were partially offset by a decrease in deferred revenue of $5.0 million and a decrease in deferred rent of $0.4 million.

Net cash used in operating activities during the six months ended November 30, 2008 was $0.8 million, primarily a result of net loss of $2.6 million, decrease in deferred revenue of $3.0 million, decreases in accrued expenses of $1.3 million and other assets of $0.1 million, which were partially offset by increases due to non-cash expenses related to depreciation and amortization of $3.1 million, share-based compensation of $1.1 million, an increase in accounts receivable of $1.7 million and prepaid expenses of $0.4 million.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 70 days at November 30, 2009 and 75 days at May 31, 2009. DSO decreased due to improvement in collections on higher revenue. In addition to the DSO calculation, we have an operating metric for accounts receivable which is billing days outstanding (“BDO”) that was 66 days at November 30, 2009 and 66 days at May 31, 2009. BDO is calculated using the current quarter total billings and calculating an average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period. Changes in accounts receivable have a significant impact on our cash flow.

Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.4 million during the six months ended November 30, 2009 compared to net cash used in investing activities of approximately $1.7 million for the six months ended November 30, 2008. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our OnDemand infrastructure.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities of $4.9 million during the six months ended November 30, 2009 was primarily attributable to a stock buy back of $4.8 million associated with the repurchase of 1,384,920 shares and repayments on borrowings under our credit facility and notes payable of $0.2 million, partially offset by an increase of proceeds from issuance of common stock of $0.1 million. Net cash provided in financing activities of $48,000 during the six months ended November 30, 2008 was primarily attributable to proceeds from notes payable of $0.2 million and proceeds from stock issuance of $0.1 million, partially offset by repayment on borrowings under our credit facility and notes payable of $0.2 million,

Contractual Obligations and Commitments

On January 31, 2006, we entered into a credit facility with a bank that provided for a term loan, in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million. All amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million. All amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. We obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility. The first advance matured on November 30, 2009 and the second advance will mature on February 28, 2010, respectively. We are not entitled under the terms of the facility to obtain any additional advances. The outstanding balance under the equipment facility was $33,000 as of November 30, 2009, of which the final monthly payment will be in February 2010.

On July 29, 2009, we entered into a new credit facility with a bank with no amount drawn down on the line as of November 30, 2009. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the outstanding balance owed under the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

The equipment facility and new credit facility are secured by all of our personal property other than our intellectual property. The facilities also include certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on our property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change our business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facilities require that we satisfy (a) a minimum quarterly EBITDA covenant and (b) a minimum monthly adjusted quick ratio covenant (which also includes a requirement that we maintain certain levels of cash and cash equivalents in accounts with the bank or in accounts at other financial institutions with which the bank has an account control agreement. We were in compliance with the covenants as of November 30, 2009.

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

During the quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $0.7 million remained as of November 30, 2009.

As of November 30, 2009, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2009.

Off-Balance Sheet Arrangements

As of November 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. As described above, we previously entered into a credit facility with a bank that provided for a term loan in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million, but all amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009, in accordance with the terms of the credit facility. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million. We obtained advances on November 30, 2006 and February 28, 2007 with respect to the equipment facility and those advances mature on November 30, 2009 and February 28, 2010, respectively. We are not entitled under the terms of the facility to obtain any additional advances. The interest rate applicable to loans under the equipment facility is the bank’s prime rate plus 0.25%. On July 29, 2009, we entered into a new credit facility with a bank. The new facility provides for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. The new credit facility also incorporates under its terms the prior equipment facility, but the repayment terms of the prior equipment facility otherwise remain unchanged.

As of November 30, 2009, we had $33,000 outstanding under the equipment facility and no outstanding borrowings under the receivables borrowing base revolving credit line.

At November 30, 2009, we had available cash and cash equivalents totaling $22.9 million. Of this amount, approximately $10.0 million was invested in money market accounts bearing variable interest rates between 0.04% and 9.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

Foreign Currency Risk

We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are primarily made in U.S. dollars, and to a lesser but increasing extent, British pounds and Euros; however, as we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen or other foreign currencies. A strengthening of the U.S. dollar could make our products less competitive in foreign markets. We do not use derivative instruments to manage risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three and six months ended November 30, 2009, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily British pounds, Japanese yen and Australian dollars, were $0.3 million and $0.4 million, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

The recent global economic crisis has caused a tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. In addition, the U.S. economy and other economies around the world have entered into a recessionary environment characterized by slow or negative economic growth. We believe that these macroeconomic factors may influence our customers’ purchasing decisions, particularly in some customer segments. We believe that we have experienced some slowing of demand for our products and services as a result of these economic factors, and that this economic climate may continue to adversely affect demand for our products and services for future periods. Even if economic conditions improve or recessionary conditions ease, there can be no assurance that any such improvement in economic conditions will be sustained or that our business or financial results will benefit from such improvement.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. For instance for the first and second quarters of fiscal year 2010 and fiscal years 2009, 2008 and 2007, our quarterly revenues have fluctuated between approximately $28.2 million and $23.2 million and our quarterly results have fluctuated between net income of approximately $1.3 million and a net loss of approximately $3.1 million. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed and net losses in a given quarter will be even larger than expected.

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

We have a history of losses; we may incur future losses and cannot assure you that we will achieve profitability on a consistent basis.

We expect to continue to derive substantially all of our revenues for the foreseeable future from sales of licenses and OnDemand services for the Saba Enterprise Suite and the Saba Centra product suite and providing related services, including license updates and product support, implementation, training and consulting services. Except for four previous quarters (including the fiscal quarter ended November 30, 2009), we have not been profitable on a quarterly or annual basis in the past. We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring OnDemand business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2009, we had $6.9 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation – Stock Compensation ,(formerly SFAS No.123 (revised 2004)), which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis.

The transition of our products to cloud computing may not be successful, which could harm our business, operating results and financial condition.

In the second fiscal quarter of fiscal year 2010, we announced that Saba People Management Cloud™, will be delivered on Amazon Web Services (AWS), a cloud computing service, whereby customers are provided with a web-based network appliance infrastructure. We believe that focusing on a cloud computing product will be an important part of our efforts to grow or revenue and business. If we are not able to successfully manage the transition to cloud computing, we may not be able to grow our revenues and business and over time our revenues may decline.

Our OnDemand business depends substantially on customers renewing their agreements and purchasing additional products or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our OnDemand customers renew their agreements with us when the initial contract term expires and also purchase additional products or additional users. Our OnDemand customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our second quarter of fiscal year 2010, 2 % of our OnDemand customers elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our OnDemand customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional products or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

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

While we believe that we are in compliance with ASC 985-605, Software Revenue Recognition, the accounting professionals continue to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

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

International revenues accounted for 29% and 28% of our revenues for first six months of our fiscal 2010 and 2009, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

During the first half of fiscal 2010, we recognized approximately 29% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC 350-10 (formerly SFAS No. 142 “Goodwill and Other Intangible Assets.” We are also required to test long-lived assets for impairment if a triggering event occurs with the provisions of ASC 360-10 (formerly SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”) Such impairment could be caused by internal factors as well as external factors beyond our control.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. Centra filed a request for reexamination of the patents at issue with the Patent Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

For example, from the beginning of fiscal 2008 through November 30, 2009, the market price for our common stock has fluctuated between $6.15 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

The Company held its annual meeting of stockholders at the Company headquarters on November 18, 2009. Of the 27,856,078 shares outstanding as of the record date, 25,059,525 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

a. To elect the following Class III directors to serve for terms ending upon the 2012 Annual Meeting of Stockholders or until their successors are duly elected or appointed:

	For	Withheld
William M. Klein	23,263,337	1,796,188
William N. MacGowan	23,263,337	1,796,188

By virtue of the results of the vote above, William M. Klein and William N. MacGowan were elected to as directors of Saba. The terms of the following directors continued after the meeting: Bobby Yazdani, Dow R. Wilson, George de Urioste and Joe E. Kiani.

b. To ratify the approval of the adoption of the 2009 Stock Incentive Plan by a vote of:

For	Against	Abstain
13,980,918	2,251,909	2,239,097

c. To ratify the approval of the amended and restated 2000 Employee Stock Purchase Plan by a vote of:

For	Against	Abstain
17,695,140	764,180	12,604

d. To ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent auditors for the fiscal year ended May 31, 2009:

For	Against	Abstain
23,556,887	1,488,733	13,905

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 8, 2010	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.3(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.4(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009.