Form 10-Q
period 2010-02-28
SABA SOFTWARE INC
filed 2010-04-09
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

On March 31, 2010, 28,001,577 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED February 28, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28, 2010	May 31, 2009 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,797	$25,978
Restricted cash	118	100
Accounts receivable, net	24,818	20,010
Prepaid expenses and other current assets	2,329	2,245

Total current assets	52,062	48,333

Property and equipment, net	3,583	4,755
Goodwill	36,095	36,095
Purchased intangible assets, net	5,956	8,743
Restricted cash	260	260
Other assets	1,444	1,537

Total assets	$99,400	$99,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,047	$2,620
Accrued compensation and related expenses	6,378	5,867
Accrued expenses	2,979	3,137
Deferred revenue	33,234	32,611
Current portion of debt and lease obligations	433	630

Total current liabilities	46,071	44,865

Deferred revenue	2,738	2,728
Other long-term liabilities	1,356	1,354
Accrued rent	1,896	2,211

Total liabilities	52,061	51,158

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at February 28, 2010 and May 31, 2009; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 28,079,995 shares issued at February 28, 2010 and 29,300,148 shares issued at May 31, 2009	28	30
Additional paid-in capital	254,659	258,128
Treasury stock: 102,997 shares at February 28, 2010 and May 31, 2009.	(232)	(232)
Accumulated deficit	(207,113)	(209,230)
Accumulated other comprehensive loss	(3)	(131)

Total stockholders’ equity	47,339	48,565

Total liabilities and stockholders’ equity	$99,400	$99,723

*	Derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009 filed with the United States Securities and Exchange Commission.

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2010	2009	2010	2009
Revenues:
Subscription	$14,333	$13,827	$42,469	$41,484
License	5,515	4,725	17,579	10,654
Professional services	6,812	7,594	19,905	25,133

Total revenues	26,660	26,146	79,953	77,271

Cost of revenues:
Cost of subscription	4,103	4,060	12,266	13,134
Cost of license	163	178	597	622
Cost of professional services	5,070	5,509	14,420	16,900
Amortization of acquired developed technology	295	295	884	883

Total cost of revenues	9,631	10,042	28,167	31,539

Gross profit	17,029	16,104	51,786	45,732

Operating expenses:
Research and development	4,609	4,346	13,555	13,238
Sales and marketing	7,733	5,673	23,047	19,601
General and administrative	3,530	3,389	10,985	11,625
Restructuring	—	277	(38)	252
Amortization of purchased intangible assets	634	634	1,903	1,903

Total operating expenses	16,506	14,319	49,452	46,619

Income (loss) from operations	523	1,785	2,334	(887)
Interest and other income (expense), net	(48)	(29)	(15)	381
Interest expense	(1)	(6)	(6)	(27)

Income (loss) before provision for income taxes	474	1,750	2,313	(533)
Provision for income taxes	(44)	(415)	(197)	(701)

Net income (loss)	$430	$1,335	$2,116	$(1,234)

Basic net income (loss) per share	$0.02	$0.05	$0.07	$(0.04)

Diluted net income (loss) per share	$0.01	$0.05	$0.07	$(0.04)

Shares used in computing basic net income (loss) per share	27,922	29,186	28,336	29,167

Shares used in computing diluted net income (loss) per share	29,043	29,247	29,308	29,167

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended February 28,
	2010	2009
Operating activities:
Net income (loss)	$2,116	$(1,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,821	1,852
Amortization of purchased intangible assets	2,787	2,786
Share-based compensation	1,267	1,578
Changes in operating assets and liabilities:
Accounts receivable	(5,058)	(1,641)
Prepaid expenses and other current assets	(76)	604
Other assets	87	262
Accounts payable	409	(267)
Accrued compensation and related expenses	613	(263)
Accrued expenses	(4)	(702)
Deferred revenue	1,031	4,648
Accrued rent	(437)	(104)

Net cash provided by operating activities	4,556	7,519

Investing activities:
Purchases of property and equipment	(653)	(2,030)
Purchases of investments, net	(20)	—

Net cash used in investing activities	(673)	(2,030)

Financing activities:
Proceeds from issuance of common stock under stock plans	248	150
Repurchase of common stock	(4,847)	—
Payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units	(140)	—
Repayments of borrowings under credit facility	(232)	(298)
Repayments of note payable	(22)	(43)

Net cash used in financing activities	(4,993)	(191)

Effect of exchange rate changes on cash and cash equivalents	(71)	(1,894)

(Decrease) increase in cash and equivalents	(1,181)	3,404
Cash and cash equivalents, beginning of period	25,978	16,624

Cash and cash equivalents, end of period	$24,797	$20,028

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$317	$516

Cash paid for interest	$3	$5

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

The accompanying condensed consolidated balance sheet as of February 28, 2010, the condensed consolidated statements of operations for the three and nine months ended February 28, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended February 28, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 28, 2010, and the Company’s results of operations for the three and nine months ended February 28, 2010 and 2009 and cash flows for the nine months ended February 28, 2010 and 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 12, 2009. The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of results for the entire fiscal year ending May 31, 2010 or for any future period.

The condensed consolidated balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification” or “ASC”), which the Company adopted in the second quarter of fiscal 2010. The Codification became the single source of authoritative non-governmental US GAAP, superseding various existing authoritative accounting pronouncements. There were no changes to the consolidated financial statements and related disclosures contained in this Quarterly Report due to the adoption and implementation of the Codification, other than changes in references to various authoritative accounting pronouncements in this Quarterly Report.

The Company adopted subscription revenue as a revenue category combining License Updates and Product Support, and OnDemand revenues, as reported in the condensed consolidated statements of operations from prior quarters, to conform to the current period presentation.

The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Revenue Recognition

Saba recognizes license revenues in accordance with the provisions of ASC 985-605, Software-Revenue Recognition (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Saba recognizes revenue earned on software arrangements involving multiple elements using the residual method. Under the residual method revenue is allocated to undelivered element based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain OnDemand offerings, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include OnDemand revenues, and licenses updates and product support revenues. Revenue from Saba’s OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of its OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under ASC 605-10 (formerly SAB No.104, Revenue Recognition). Saba’s OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605 (formerly AICPA Statement of Position 97-2, which includes Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months.

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

Professional services revenues are generally recognized as the services are performed. Although Saba provides professional services on a time and materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type Contracts (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts). A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Financial Assets and Liabilities at Fair Value

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

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of February 28, 2010:

Fair Value Measurements Using Input Type
(in thousands)	Level 1
Assets:
Money market funds (included in cash equivalents)	$9,607

Total financial assets	$9,607

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

The following assumptions have been used to value the options and awards granted during the three and nine months ended February 28, 2010 and 2009, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended February 28,		Nine months ended February 28,
	2010	2009	2010	2009
Stock Options:
Expected volatility	58%	59%	59%	54%
Risk-free interest rates	1.91%	1.42%	1.97%	2.19%
Expected term (years)	4.7	4.1	4.3	3.9
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	70%	77%	74%	63%
Risk-free interest rates	0.34%	0.45%	0.43%	1.40%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s results of operations for the three and nine months ended February 28, 2010 and 2009, respectively.

	Three months ended February 28,		Nine months ended February 28,
(in thousands)	2010	2009	2010	2009
Cost of revenues	$98	$92	$214	$280
Research and development	121	95	274	290
Sales and marketing	98	166	308	523
General and administrative	214	142	471	485

Share-based compensation expense included in net income (loss)	$531	$495	$1,267	$1,578

Prior to the fiscal third quarter ended February 28, 2009, the Board of Directors of the Company granted only stock options. The Board of Directors commenced granting Restricted Stock Units “RSUs” in addition to stock options during the fiscal third quarter ended February 28, 2009.

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. The stock-based compensation expense for RSUs that was recorded in the Company’s results of operations in accordance with ASC 718-10, for the three and nine months ended February 28, 2010 was $0.1 million and $0.2 million, respectively. As of February 28, 2010, 81,800 shares of the RSUs were vested. In order to satisfy tax withholding obligations that arose on the vesting of restricted stock units, 30,483 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $0.1 million.

The weighted average estimated fair value of options granted was $2.09 and $0.56 per share for the three months ended February 28, 2010 and 2009, respectively. The weighted average estimated fair value of options granted was $1.97 and $0.70 per share for the nine months ended February 28, 2010 and 2009, respectively. The weighted average estimated fair value of RSUs granted was $4.22 and $1.30 per share for the three months ended February 28, 2010 and 2009. The weighted average estimated fair value of RSUs granted was $4.08 and $1.30 per share for the nine months ended February 28, 2010 and 2009.

At the annual meeting of stockholders of the Company held on November 18, 2009, the Company’s stockholders approved the 2009 Stock Plan and the Company’s Amended and Restated 2000 Employee Stock Purchase Plan (the “Amended Purchase Plan”). The 2009 Stock Plan and the Amended Purchase Plan were adopted by the Company’s board of directors in September 2009, subject to the approval of the Company’s stockholders.

The 2009 Stock Plan allows the Company to make broad-based grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, non-employee directors and consultants as key elements of compensation. There are 2,900,000 shares of the Company’s common stock reserved for issuance under the 2009 Stock Plan.

The Amended Purchase Plan provides eligible employees of the Company and its participating subsidiaries with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The Amended Purchase Plan amends and restates the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) to (i) extend the term of the 2000 Purchase Plan through November 18, 2019, (ii) eliminate the automatic annual share increase provision of the 2000 Purchase Plan, (iii) increase the number of shares of common stock reserved for issuance under the 2000 Purchase Plan by 261,693 shares, to an aggregate of 1,000,000 shares available for issuance by the Company under the 2000 Purchase Plan as of November 18, 2009 (with 968,512 shares remaining available for issuance as of February 28, 2010), and (iv) effect various technical revisions and improvements

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Basic and Diluted Net Income (Loss) Per Share

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

	Three months ended February 28,		Nine months ended February 28,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$430	$1,335	$2,116	$(1,234)

Weighted-average shares of common stock used in computing basic net income (loss) per share	27,922	29,186	28,336	29,167
Effect of dilutive employee stock options	1,121	61	972	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,043	29,247	29,308	29,167

Basic net income (loss) per share	$0.02	$0.05	$0.07	$(0.04)

Diluted net income (loss) per share	$0.01	$0.05	$0.07	$(0.04)

Shares of common stock subject to outstanding options and restricted stock units of 3.3 million and 4.0 million for the three months ended February 28, 2010 and 2009, respectively, and shares of common stock subject to outstanding options and restricted stock units of 3.5 million and 3.9 million for the nine months ended February 28, 2010, and 2009, respectively, have been excluded from the computation of diluted net income (loss) per share because their inclusion would have had an anti-dilutive impact.

5. Comprehensive Income (Loss)

Saba reports comprehensive income (loss) in accordance with ASC 220-10 Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income.) The following table sets forth the calculation of comprehensive income (loss) for all periods presented:

	Three months ended February 28,		Nine months ended February 28,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$430	$1,335	$2,116	$(1,234)
Foreign currency translation gain (loss)	(54)	(177)	128	(754)

Comprehensive income (loss)	$376	$1,158	$2,244	$(1,988)

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of five to seven years.

There were no additions to intangible assets during the three and nine months ended February 28, 2010. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	February 28, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(10,194)	$4,726	6.3 Years
Tradenames	820	(670)	150	5.0 Years
Acquired developed technology	5,890	(4,810)	1,080	5.0 Years

Total	$21,630	$(15,674)	$5,956

	May 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(8,413)	$6,507	6.3 Years
Tradenames	820	(547)	273	5.0 Years
Acquired developed technology	5,890	(3,927)	1,963	5.0 Years

Total	$21,630	$(12,887)	$8,743

The total expected future amortization related to acquired intangible assets is approximately $0.9 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively. All intangible assets are expected to be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2009 and concluded that goodwill was not impaired. Through the three and nine months period ended February 28, 2010, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. Through the three and nine months period ended February 28, 2010, there were no indicators of impairment of intangible assets.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Debt and Other Obligations

Credit Facility

The Company previously entered into a credit facility with a bank that provided for (i) a term loan in a principal amount of $6.5 million, (ii) a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million at any time outstanding, which included a sub-limit of up to $5.0 million for letters of credit, cash management and foreign exchange services and (iii) an equipment facility up to a principal amount of $3.0 million. In accordance with the terms of the credit facility, all amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009 and all amounts borrowed under the equipment facility were repaid in full prior to February 28, 2010. Except as amended on July 29, 2009, the Company is not entitled to borrow any additional amounts under the original facility.

On July 29, 2009, the Company amended the credit facility to provide for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at the Company’s option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. No amounts were outstanding under the amended credit facility as of February 28, 2010.

The amended credit facility is secured by all of the Company’s personal property other than its intellectual property. The facility includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facility requires the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interests, Taxes, Depreciation and Amortization covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violates any of these restrictive covenants or otherwise breaches the credit facility agreement, the Company may be required to repay the obligations under the facility prior to their stated maturity date, and the bank may be able to foreclose on any collateral provided by the Company. The Company was in compliance with these covenants as of February 28, 2010.

8. Restructuring

During fiscal year 2009, management approved and initiated a plan to decrease costs during the third and fourth quarters by eliminating approximately 5% of the workforce across all functions (the “2009 Plan”). The restructuring eliminated 23 positions during the third quarter, 19 positions in the fourth quarter and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring on the statement of operations and totaled approximately $0.5 million during the fiscal year ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During fiscal 2010, the components of accrued restructuring charges and movements within these components through February 28, 2010 for the 2009 Plan were as follows:

Workforce Reduction Charges
Activities for the Year Ended May 31, 2009:
Fiscal 2009 restructuring plan	$539
Deductions—cash payments	(402)
Impact of exchange rates	9

Accrual as of May 31, 2009	146
Deductions—cash payments	(110)
Adjustments	(37)
Impact of exchange rates	1

Accrual as of February 28, 2010	$—

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

10. Income Taxes

Income tax provision for the three and nine months ended February 28, 2010 was an expense of $44,000 and $0.2 million, respectively. Income tax provision for the three and nine months ended February 28, 2009 was $0.4 million and $0.7 million, respectively. Income tax provision during both of these nine month periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits. During the three months ended February 28, 2010, the unrecognized tax benefits decreased by approximately $0.1 million. This decrease was mainly the result of the release of certain tax reserves.

As of February 28, 2010 and May 31, 2009, the Company has a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) instituted reexamination proceedings against the asserted patent and the Texas District Court stayed the action pending the outcome of those proceedings. On March 9, 2010, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate (NIRC). According to the NIRC, upon issuance of the Reexamination Certificate, all of the patent’s original claims that were asserted against the Company in the litigation will be cancelled and several new claims added during the reexamination proceeding will be deemed patentable. It is presently unknown whether any of the newly-added claims will be asserted against the Company once the Reexamination Certificate issues. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

12. Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855)—Amendments to certain Recognition and Disclosure Requirements (ASU 2010-09) to remove the requirement of disclosing the date through which subsequent events have been evaluated in order to remedy potential conflicts with other requirements. However, in accordance with ASC 855 and existing SEC rules, subsequent events are still required to be evaluated through the date the financial statements are issued. The Company will adopt this new accounting standards update in the fourth quarter of fiscal 2010. The Company is currently evaluating the impact of its pending adoption on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 3 below. The Company will adopt this new accounting standards update in the fourth quarter of fiscal 2010 except for the provisions of this update that will be effective in our fiscal 2012. The Company is currently evaluating the impact of its pending adoption on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. Early adoption is permitted. If the Company was to adopt prior to the first quarter of fiscal 2012, the Company must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. Early adoption is permitted. If the Company was to adopt ASU 2009-14 prior to the first quarter of fiscal 2012, the Company must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on its consolidated financial statements.

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

In May 2009, the FASB issued ASC 855-10 Subsequent Events (formerly SFAS No.165, Subsequent Events.) ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted ASC 855-10 in the first quarter of fiscal 2010. The adoption of ASC 855-10 did not have any impact on the Company’s consolidated financial statements.

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

13. Related Party Transactions

During the three and nine months ended February 28, 2010 and 2009, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). An Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended February 28, 2010 and 2009, the components of related party transactions were as follows:

	Sales to Related Party		Sales to Related Party
	Three months ended February 28,		Nine months ended February 28,
(in thousands)	2010	2009	2010	2009
Varian Medical Systems, Inc.	$ 63	$ 50	$ 195	$ 169
Masimo Corporation	4	4	12	7

Total	$ 67	$ 54	$ 207	$ 176

Accounts Receivable
(in thousands)	February 28, 2010	May 31, 2009
Varian Medical Systems, Inc.	$ 47	$ 15
Masimo Corporation	1	1

Total	$ 48	$ 16

On August 28, 2009, the Company repurchased 1,384,920 shares of its common stock directly from funds managed by FirstMark Capital L.L.C. in a negotiated transaction for an aggregate purchase price of $4.85 million. Lawrence D. Lenihan, Jr., a member of the Company’s Board of Directors until July 17, 2009, is the Chief Executive Officer and Managing Director of FirstMark Capital, LLC.

14. Subsequent Events

On March 25, 2010, the Company issued a press release announcing that its Board of Directors had authorized the use of up to $5 million for the repurchase of shares of the Company’s common stock. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date was established for the completion of the share repurchase program. The Company is not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as the Company’s management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase with funds from operations.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	future amortization related to intangible assets,

•	our anticipation that we will not pay any cash dividends in the foreseeable future,

•	the resolution and effect of pending litigation and our belief regarding our defenses to any such litigation, and

•	the effect of recent accounting pronouncements.

(ii) in Part I, Item 2,

•	our expectation that the Saba Enterprise Suite and Saba Centra product suite will generate substantially all of our license revenues for the foreseeable future,

•	our belief that subscription revenue will continue to grow for the foreseeable future,

•	our anticipation that a substantial majority of our customers will renew their annual contracts,

•	our expectations relating to future amortization expenses,

•	our anticipation that we will continue to experience long sales cycles,

•	our expectation that recent accounting pronouncements will not impact our consolidated financial statements,

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

OVERVIEW

General

We help organizations manage their most important asset—their people. We provide the premier software platform for enterprise learning, collaboration, compensation, performance, talent management and workforce planning, as well as license updates and product support, OnDemand, implementation, training, and consulting services. Our people management solutions drive organizational excellence by bringing a disciplined approach to aligning, developing and managing people across the entire organization.

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

Sources of Revenue

We generate revenues from the sale of subscription services, software licenses and professional services.

Subscription Services

Subscription revenue includes OnDemand services, and licenses updates and product support. OnDemand services include term-based managed application services. These services are provided pursuant to customer agreements with terms typically ranging from one to three years. License updates and product support includes the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our subscription revenue depends upon both our sales of additional subscription services and renewals of existing agreements. We believe that subscription services revenue will grow steadily for the foreseeable future as we anticipate that a substantial majority of our customers will renew their annual contracts and we will continue to add new subscription customers. Subscription services revenue is recognized ratably over the term of the agreement.

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

Professional Services

Our professional services business consists of consulting and education services. Consulting and education services are typically provided to customers that purchase OnDemand services or license software directly from us. These consulting and education services are generally provided over a period of three to nine months after purchasing the OnDemand service or licensing the software. Generally, consulting services related to software implementation are not considered essential to the functionality of the software. Our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. In arrangements that include professional services and OnDemand offerings, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is recognized ratably over the longest period of the arrangement.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services. Cost of revenue also includes external hosting fees and depreciation and amortization charges related to the OnDemand infrastructure, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, comprised of the ratable amortization of technological assets acquired in an acquisition in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including OnDemand services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

Additionally, when our professional services revenue is recognized ratably over the remaining OnDemand service period concurrently with the associated OnDemand subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of February 28, 2010, the deferred balance of the professional services revenue related to such OnDemand offerings and the related deferred costs was $1.7 million and $0.9 million, respectively. When the revenue from professional services is recognized ratably over the subscription service period, we allocate the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

We recognizes revenue earned on software arrangements involving multiple elements using the residual method. Under the residual method, revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain subscription offerings and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include both OnDemand revenues, and license updates and product support revenues. Revenue from our OnDemand offerings is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement or on an as-used basis if defined in the contract. Certain of our OnDemand offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under ASC 605-10 (formerly SAB No.104, Revenue Recognition). Our OnDemand offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these OnDemand offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,). License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Professional service revenues are generally recognized as the services are performed. Although we provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 “Construction-Type and Certain Production–Type Contracts” (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts). A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $24.8 million as of February 28, 2010. The allowance for doubtful accounts, which totaled $0.2 million as of February 28, 2010, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Impairment of goodwill and purchased intangible assets. We account for goodwill under ASC 350-10 Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets). Our goodwill balance at February 28, 2010 was $36.1 million, including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. Our goodwill balance at May 31, 2009 was $36.1 million including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under ASC 360-10 (formerly SFAS No. 144). As of February 28, 2010, our purchased intangible assets balance was $6.0 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $0.9 million for the remainder of fiscal 2010 and $3.3 million and $1.8 million in fiscal years 2011 through 2012, respectively.

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

In accordance with ASC 360-10, (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855)—Amendments to certain Recognition and Diclosure Requirements (ASU 2010-09) to remove the requirement of disclosing the date through which subsequent events have been evaluated in order to remedy potential conflicts with the other requirements. However, in accordance with ASC 855 and existing SEC rules, subsequent events are required to be evaluated through the date the financial statements are issued. We will adopt this new accounting standards update in the fourth quarter of fiscal 2010. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 3 below. We will adopt this new accounting standards update in the fourth quarter of fiscal 2010 except for the provisions of this update that will be effective in our fiscal 2012. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Revenues

	Three months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenues	February 28, 2009	Percent of Total Revenues
Revenues:
Subscription	$14,333	54%	$13,827	53%
License	5,515	21%	4,725	18%
Professional services	6,812	26%	7,594	29%

Total revenues	$26,660	100%	$26,146	100%

	Nine months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenues	February 28, 2009	Percent of Total Revenues
Revenues:
Subscription	$42,469	53%	$41,484	54%
License	17,579	22%	10,654	14%
Professional services	19,905	25%	25,133	32%

Total revenues	$79,953	100%	$77,271	100%

Total Revenues. Total revenues increased by $0.5 million, or 2%, during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. Total revenues increased by $2.7 million, or 4%, during the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. As a percentage of total revenues, revenues from customers outside the United States represented 35% and 30% for the three months ended February 28, 2010 and 2009, respectively. As a percentage of total revenues, revenues from customers outside the United States represented 31% and 28% for the nine months ended February 28, 2010 and 2009, respectively. The only foreign country that accounted for more than 10% of total revenues was the United Kingdom, which represented 15% and 11% for the three months ended February 28, 2010 and 2009, respectively, and 15% and 13% for the nine months ended February 28, 2010 and 2009, respectively.

Subscription Revenue. Subscription revenue increased by $0.5 million, or 4%, during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. Subscription revenue increased by $1.0 million, or 2%, during the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The increases reflect an increase of subscription revenue for new customers as well as an increase in revenue associated with subscription renewals.

License Revenue. License revenue increased by $0.8 million, or 17%, during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. License revenue increased by $6.9 million, or 65%, during the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The increases in license revenue are due to an increase in license sales to both new and existing customers.

Professional Services Revenue. Professional services revenue decreased by $0.8 million, or 10%, during the three months ended February 28, 2010 compared to the three months ended February 28, 2009. Professional services revenue decreased by $5.2 million, or 21%, during the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The decreases are primarily due to the recessionary environment experienced in the prior fiscal year and an increase in sales of professional services for Saba products through indirect channels negatively impacting our professional services revenue as services related to these sales are increasingly provided by our channel partners.

Cost of Revenues

	Three months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenues	February 28, 2009	Percent of Total Revenues
Cost of revenues
Cost of subscription	$4,103	15%	$4,060	16%
Cost of license	163	1%	178	1%
Cost of professional services	5,070	19%	5,509	21%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$9,631	36%	$10,042	38%

	Nine months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenues	February 28, 2009	Percent of Total Revenues
Cost of revenues
Cost of subscription	$12,266	15%	$13,134	17%
Cost of license	597	1%	622	1%
Cost of professional services	14,420	18%	16,900	22%
Amortization of acquired developed technology	884	1%	883	1%

Total cost of revenues	$28,167	35%	$31,539	41%

The following table is a summary of gross margin:

	Three months ended February 28,
(dollars in thousands)	2010	2009
Gross margin:
Subscription	$10,230	$9,767
Percentage of subscription revenue	71%	71%
License (including amortization of acquired developed technology)	$5,057	$4,252
Percentage of license revenue	92%	90%
Professional services	1,742	2,085
Percentage of professional services revenue	26%	28%

Total	$17,029	$16,104

Percentage of total revenues	64%	62%

	Nine months ended February 28,
(dollars in thousands)	2010	2009
Gross margin:
Subscription	$30,203	$28,350
Percentage of subscription revenue	71%	68%
License (including amortization of acquired developed technology)	16,098	9,149
Percentage of license revenue	92%	86%
Professional services	5,485	8,233
Percentage of professional services revenue	28%	33%

Total	$51,786	$45,732

Percentage of total revenues	65%	59%

Cost of Subscription Revenue. Cost of subscription revenue increased by $43,000, or 1%, during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009. The increase was primarily the result of an increase in salaries and benefits. Cost of subscription decreased by $0.9 million or 7%, during the nine months ended February 28, 2010. The decrease is primarily the result of a decrease in third party consulting fees of $0.4 million, facilities and telecom related costs of $0.3 million, and salaries and benefits of $0.2 million. The subscription gross margin was 71% during the three months ended February 28, 2010 and 2009. The subscription gross margin increased to 71% during the nine months ended February 28, 2010 from 68% during the nine months ended February 28, 2009. The increase in subscription gross margins is primarily the result of decreases in costs associated with providing OnDemand services. The increase in gross margin is primarily due to the decrease in third party consulting fees.

Cost of License Revenue. Cost of license revenue decreased slightly during the three and nine months ended February 28, 2010 as compared to the three and nine months ended February 28, 2009. Gross margin on license revenue increased to 92% during the three and nine months ended February 28, 2010 from 90% and 86% during the three and nine months ended February 28, 2009, respectively. The increases in gross margin are primarily the result of increases in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies.

Cost of Professional Services Revenue. For the three months ended February 28, 2010, cost of professional services revenue decreased $0.4 million, or 8%, compared to the three months ended February 28, 2009. The decrease in cost of professional services revenue was primarily the result of decreases in third party billable labor. For the nine months ended February 28, 2010, cost of professional services revenue decreased $2.5 million, or 15%, compared to the nine months ended February 28, 2009. The decrease in cost of professional services revenue was primarily the result of decreases in third party billable labor and expenses of $1.8 million, salaries and benefits of $0.6 million and facilities related expenses of $0.1 million. The professional services gross margin decreased to 26% during the three months ended February 28, 2010, from 28% during the three months ended February 28, 2009. The professional services gross margin decreased to 28% during the nine months ended February 28, 2010 from 33% during the nine months ended February 28, 2009. The decreases in gross margins are primarily due to a decrease in professional services revenue and our inability to decrease costs accordingly.

Operating Expenses

	Three months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenue	February 28, 2009	Percent of Total Revenue

Operating expenses:
Research and development	$4,609	17%	$4,346	17%
Sales and marketing	7,733	29%	5,673	22%
General and administrative	3,530	13%	3,389	13%
Restructuring	—	0%	277	1%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$16,506	62%	$14,319	55%

	Nine months ended
(dollars in thousands)	February 28, 2010	Percent of Total Revenue	February 28, 2009	Percent of Total Revenue

Operating expenses:
Research and development	$13,555	17%	$13,238	17%
Sales and marketing	23,047	29%	19,601	25%
General and administrative	10,985	14%	11,625	15%
Restructuring	(38)	0%	252	0%
Amortization of purchased intangible assets	1,903	2%	1,903	3%

Total operating expenses	$49,452	62%	$46,619	60%

Research and development. Research and development expenses increased by $0.3 million, or 6%, for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. The increase was primarily attributable to an increase in salaries and benefits of $0.5 million offset by a decrease in third party consulting fees of $0.2 million. Research and development expenses increased by $0.3 million, or 2%, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The increase was due to increases in salaries and benefits of $0.2 million and recruiting costs of $0.2 million, offset by a decrease in third party consulting fees of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $2.1 million, or 36%, for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. The increase was primarily attributable to increases in salaries and benefits costs of $1.3 million related to increased headcount, third party consulting fees of $0.2 million, marketing related expenses of $0.2 million, employee travel related expenses of $0.2 million and facilities and telecommunications costs of $0.2 million. Sales and marketing expenses increased by $3.4 million, or 18%, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The increase was primarily attributable to increases in salaries and benefits related expenses of $1.8 million related to increased headcount, third party consulting fees of $0.9 million, marketing related expenses of $0.5 million and recruiting expenses of $0.3 million. These increases are in line with the Company’s plan to expand its sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses decreased by $0.1 million, or 4%, for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. The decrease was primarily due to decreases in third party accounting and tax services. General and administrative expenses decreased by $0.6 million, or 6%, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. The decrease was primarily due to non-recurring general and administrative costs of $0.7 million during the nine months ended February 28, 2009, primarily related to legal and accounting fees associated with the evaluation of strategic transactions, partially offset by an increase of bank fees of $0.1 million related to the amendment of the Company’s line of credit entered during the nine months ended February 28, 2010.

Amortization of purchased intangible assets. Amortization of purchased intangible assets remained unchanged in the three and nine months ended February 28, 2010, as compared to the three and nine months ended February 28, 2009, respectively.

Restructuring. During the first nine months of fiscal year 2010 ended February 28, 2010, we adjusted prior period charges for the workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as Restructuring in the statement of operations and totaled a reduction of approximately $37,000 during the nine months ended February 28, 2010. Restructuring expenses decreased by $0.3 million, or 115%, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009.

Other Income and Expenses, Net

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased slightly by $19,000 for the three months ended February 28, 2010 compared to the three months ended February 28, 2009. This decrease compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.3 million, partially offset by an increase in foreign currency losses of $0.3 million.

Interest income and other, net decreased by $0.4 million for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009. This decrease compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.7 million, partially offset by an increase in foreign currency losses of $0.3 million.

Interest expense. Interest expense was $1,000 for the three months ended February 28, 2010 and $6,000 for the three months ended February 28, 2009. Interest expense was $6,000 for the nine months ended February 28, 2010 and $27,000 for the nine months ended February 28, 2009. The decreases in interest expense during the three and nine months ended February 28, 2010 compared to the three and nine months ended February 28, 2009, respectively, were primarily due to the lower average debt outstanding under our bank credit facility.

Provision for income taxes The provision for income taxes recorded for the three and nine months ended February 28, 2010 was an expense of $44,000 and $0.2 million, respectively. Income tax provision for the three and nine months ended February 28, 2009 was $0.4 million and $0.7 million, respectively. Income tax provision during both of these nine month periods consists primarily of federal alternative minimum tax and state taxes as well as foreign tax expense incurred as a result of local country profits. During the three month period ended February 28, 2010, the unrecognized tax benefits decreased by approximately $0.1 million. This decrease was mainly the result of the release of certain tax reserves.

As of February 28, 2010 and May 31, 2009, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	February 28, 2010	May 31, 2009
Subscription	$31,497	$30,936
Professional services	3,867	2,998
Software licenses	608	1,405

Total deferred revenues	$35,972	$35,339

Deferred revenues, current	$33,234	$32,611
Deferred revenues, non-current	2,738	2,728

Total deferred revenues	$35,972	$35,339

Deferred subscription revenue includes deferred software license updates and product support revenues as well as deferred OnDemand revenues. Deferred subscription revenue represents contracts for which cash has been received plus billings for which the service has started but cash has not been received. Subscription contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the subscription period. Deferred professional services revenues include amounts invoiced for consulting and educational services, which have not yet been delivered. In addition, deferred professional services revenue includes amounts invoiced for services that have been delivered, but are not separable from OnDemand subscriptions. Revenues for services that are not separable from OnDemand subscriptions are deferred until performance has been completed and then recognized ratably over the longest period of the arrangement. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the first and second fiscal quarters. We have a disproportionately lower level of subscription renewal billings, in our first and second fiscal quarter. Deferred revenues were $34.3 million at February 28, 2009.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing

We track operating metrics for invoicing, which represents our total billings and renewals for subscription revenue. For the quarter ended February 28, 2010, we invoiced $31.8 million compared to $32.8 million for the quarter ending February 28, 2009. Our renewal rate on subscription on a dollar basis for the three months ended February 28, 2010 was 92% compared to 89% for the three months ended February 28, 2009.

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

Factors that could affect our quarterly operating results are described under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended February 28,
(in thousands)	2010	2009
Net cash provided by operating activities	$4,556	$7,519
Net cash used in investing activities	$(673)	$(2,030)
Net cash used in financing activities	$(4,993)	$(191)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of February 28, 2010, we had $24.8 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities during the nine months ended February 28, 2010 decreased by $2.9 million to $4.6 million from $7.5 million provided by operating activities during the nine months ended February 28, 2009. The $2.9 million decrease was primarily attributable to a $3.8 million decrease in cash collections resulting from a $1.6 million lower opening accounts receivable balance for fiscal year 2009 and $2.2 million lower cash collections. In addition, a favorable cash impact of $3.3 million due to an increase in net income for the nine month period ended February 28, 2010 compared to the same period in prior year was offset by a reduction of $3.6 million due to a lower cash flow benefit from deferred revenue for the nine month period ended February 28, 2010 compared to the same period in prior year.

Total accounts receivable billing days outstanding (“BDO”) was 71 days at February 28, 2010 and 66 days at May 31, 2009. The increase in BDO is due to lower collections in the quarter ended February 28, 2010 compared to the same period in the prior year. BDO is calculated using the current quarter total billings and calculating an average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period. The increase in BDO is due to lower collections. BDO is calculated using the current quarter total billings and calculating an average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), based on a rolling four quarter calculation, was 72 days at February 28, 2010 and 75 days at May 31, 2009. DSO decreased due to a lower average quarterly accounts receivable balance for the rolling four quarter calculation period compared to prior year. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.7 million during the nine months ended February 28, 2010 compared to net cash used in investing activities of approximately $2.0 million for the nine months ended February 28, 2009. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our OnDemand infrastructure.

Net Cash Used In Financing Activities

Net cash used in financing activities of $5.0 million during the nine months ended February 28, 2010 was primarily attributable to a stock buyback of $4.8 million associated with the repurchase of 1,384,920 shares of the Company’s common stock, $33,000 related to repayments on borrowings under our credit facility, a payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units of $0.1 million and notes payable of $0.3 million, partially offset by an increase of proceeds from issuance of common stock of $0.2 million. Net cash used in financing activities of $0.2 million during the nine months ended February 28, 2009 was primarily attributable to repayment of borrowings under our credit facility and notes payable of $0.3 million, partially offset by proceeds from stock issuance of $0.2 million.

Contractual Obligations and Commitments

We previously entered into a credit facility with a bank that provided for a term loan, in a principal amount of $6.5 million and a receivables borrowing base revolving credit line in an aggregate principal amount of up to $7.5 million. In addition, we amended this credit facility in November 2006 to add an equipment facility up to a principal amount of $3.0 million. In accordance with the terms of the credit facility, all amounts borrowed under the term loan and the credit line were repaid in full on or prior to January 31, 2009 and all amounts borrowed under the equipment facility were repaid in full prior to February 28, 2010. Except as amended on July 29, 2009, as described below, we are not entitled to borrow any additional amounts under the original facility.

On July 29, 2009, we amended the credit facility to provide for a new revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line is a receivables borrowing base credit facility. The revolving line also includes a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. No amounts were outstanding under the amended credit facility as of February 28, 2010.

The amended credit facility is secured by all of our personal property other than our intellectual property. The facility also includes certain negative covenants restricting or limiting the ability of us and our subsidiaries to, among other things: incur additional indebtedness; create liens on our property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change our business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facility requires that we satisfy (a) a minimum quarterly EBITDA covenant and (b) a minimum monthly adjusted quick ratio covenant (which also includes a requirement that we maintain certain levels of cash and cash equivalents in accounts with the bank or in accounts at other financial institutions with which the bank has an account control agreement. We were in compliance with the covenants as of February 28, 2010.

The facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the credit facility prior to their stated maturity date and the bank may be able to foreclose on any collateral provided by us.

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

During the quarter ended February 28, 2010, we entered into a non-cancelable three year contract for software services of which $0.7 million remained as of February 28, 2010.

As of February 28, 2010, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of May 31, 2009.

Off-Balance Sheet Arrangements

As of February 28, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments. On July 29, 2009, we entered into a credit facility with a bank. The facility provides for a revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million may be outstanding at any time under the revolving line. The interest rate applicable to the revolving line is, at our option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%.

As of February 28, 2010, no amounts were outstanding under the credit line.

At February 28, 2010, we had available cash and cash equivalents totaling $24.8 million. Of this amount, approximately $17.2 million was invested in accounts bearing variable interest rates between 0.04% and 5.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. During the three and nine months ended February 28, 2010, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily British pound, Japanese yen and Australian dollar, were $33,000 and $0.4 million, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

The material set forth in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q incorporated herein by reference.

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

We cannot be certain that we will realize sufficient revenues to achieve or sustain profitability on a quarterly or annual basis, especially if our recurring Subscription business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of February 28, 2010, we had $6.0 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation – Stock Compensation, (formerly SFAS No.123 (revised 2004)), which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis.

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

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. Our quarterly operating results are particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. We have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. If our plan to expand sales coverage and marketing support to align with key growth initiatives is not successful, we could miss our revenue and profit projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed and net losses in a given quarter will be even larger than expected.

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

In the second fiscal quarter of fiscal year 2010, we announced that Saba People Management Cloud™, will be delivered on Amazon Web Services (AWS), a web-based network appliance infrastructure. We believe that offering a cloud-based service will be an important part of our efforts to grow our OnDemand business on a cost-effective basis. If we are not able to successfully manage the transition to cloud computing, we may not be able to grow our OnDemand business on a cost-effective basis.

Our Subscription business depends substantially on customers renewing their agreements with us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our third quarter of fiscal year 2010, 8 % of our subscription customers elected not to renew their agreements with us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

Because we generally recognize revenue from the sale of our Subscription solutions ratably over the term of the offering period, a significant downturn in our Subscription business may not be immediately reflected in our operating results.

We generally recognize Subscription revenue over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly Subscription revenue results from agreements entered into during previous quarters. A decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue could decline significantly in that quarter and in subsequent quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations, making our results less indicative of our future prospects. It is also difficult for us to rapidly increase our Subscription revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Our performance depends on a relatively new market: human capital management.

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

While we believe that we are in compliance with ASC 985-605, Software Revenue Recognition. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

Standards for compliance with Sarbanes-Oxley Section 404 are burdensome, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Pursuant to Sarbanes-Oxley Section 404, our management is required to report on and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting, at least annually. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex. Currently, the rules require significant documentation, testing and possible remediation of our internal controls over financial reporting. The process of reviewing, documenting and testing our internal controls over financial reporting will likely continue to result in increased expenses and the devotion of significant management and other internal resources. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective and the price of our stock may suffer. In addition, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. If our management is unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls) we may not be able to timely file, or file at all, our periodic financial reports and thus we will be subject to delisting. Even if we are able to file such reports, investor confidence in the accuracy and completeness of our financial reports may be lost, leading to an adverse effect on the price of our stock.

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

International revenues accounted for 31% and 28% of our revenues for first nine months of our fiscal 2010 and 2009, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

•

Exposure to tax regimes of multiple countries and potential increased tax exposure relating to in-country profits as well as audits and assessments relating to transfer pricing matters and other tax matters;

•	Costs attributable to development of internationalized versions of our products and marketing and sales materials;

•

Increases in our cost of doing business in foreign jurisdictions in order to comply with international and U.S. laws and regulations that apply to our international operations (including the Foreign Corrupt Practices Act in the U.S. and local laws in foreign jurisdictions which prohibit corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trader restrictions, and export requirements);

•	The reduced protection for intellectual property rights in some countries;

•

Greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, including in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards;

•	Tariffs, export controls and other trade barriers and unexpected changes thereto; and

•	Exposure to geopolitical instability, natural disasters and acts of war or terrorism.

In addition, the reallocation of certain design, development and testing functions from the United States to our lower-cost development centers in India intensifies our exposure to international uncertainties. In recent years, increased growth and development of the technology market in general, and in India specifically, has made it more difficult for us to hire and retain qualified technical employees and other personnel. In addition to the risks inherent in conducting international operations as described above, certain risks are particularly acute in India, such as employee turnover, increasing salaries and less reliable infrastructure.

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

During the nine months of fiscal 2010, we recognized approximately 31% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition.

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

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of the Saba Subscription business. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of our Subscription business to third parties and will depend upon them to provide adequate management and maintenance services.

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for our Subscription customers. We also rely on third-party communications service providers for the high-speed connections that link our networks and our Internet service providers’ Web servers and office systems to the Internet. Our reliance on third party providers limits our ability to control critical customer service functions and communications systems. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

If our security measures are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our Subscription solutions, which would harm our business, operating results and financial condition.

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

For example, from the beginning of fiscal 2008 through February 28, 2010, the market price for our common stock has fluctuated between $6.15 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

a.) None.

b.) None

c.) During the third quarter of fiscal 2010, we repurchased 30,483 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $0.1 million to satisfy tax withholding obligations that arose on the vesting of restricted stock units. The total number of shares repurchased represents the net shares that were not issued in connection with the settlement of restricted stock units. The following table provides monthly detail regarding our share repurchases during the three months ended February 28, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2009	—	—	—	—
January 1 – 31, 2010	30,483	$4.60	—	—
February 1 – 28, 2010	—	—	—	—

Total	30,483	$4.60	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 9, 2010	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

*10.1	Form of Stock Option Agreement Under 2009 Stock Incentive Plan.

*10.2	Form of Restricted Stock Unit Agreement Under 2009 Stock Incentive Plan.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 24, 2009.
*	Management contracts or compensatory plans or arrangements