Form 10-K
period 2010-05-31
SABA SOFTWARE INC
filed 2010-08-12
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number: 001-34372

SABA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3267638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2400 Bridge Parkway Redwood Shores, California	94065-1166
(Address of Principal Executive Offices)	(Zip Code)

(650) 581-2500

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $104,946,956 (based on a closing sale price of $4.21 per share as reported for the Nasdaq Global Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2010 was 28,174,855.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2010 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FISCAL YEAR 2010

FORM 10-K

ANNUAL REPORT

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

For purposes of this Annual Report on Form 10-K, the terms “Saba”, “the Company”, “we”, “us” and “our” refer to Saba Software, Inc. and its consolidated subsidiaries (unless the context indicates otherwise). This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i) in Item 1: “Business”, statements regarding our belief that we are uniquely positioned to provide a solution that supports and enables the people-driven enterprise; our belief that there are four distinct markets that are converging to solve the challenge of becoming a people-driven enterprise; competition; our belief that we offer the most comprehensive and flexible people systems platform; our belief regarding the principal competitive features affecting our market; our belief that we are the leader in our market space; registration of trademarks; and our belief and intention regarding litigation to which we are subject;

(ii) in Item 1A: “Risk Factors”, statements regarding the possibility of future losses; our expectation that we will continue to incur non-cash expenses relating to the amortization of purchased intangible assets; our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance; maintaining and strengthening relationships with strategic partners; our anticipation that revenues from the Saba People Suite, as well as related services will constitute substantially all of our revenue for the foreseeable future; the likelihood significant fluctuations in our operating results; our plan to expand sales coverage and marketing support; our plan to continue to expand and ramp our direct sales force; our intention to continue to expand our international presence; the expectation that the intensity of competition and the pace of change will increase in the future which is likely to result in price reductions, reduced gross margins and loss of market share; our belief and intention regarding litigation to which we are subject; periodically acquiring complementary businesses or technologies; regularly releasing new products and new versions of existing products; and issuance of a reexamination certificate canceling certain patent claims;

(iii) in Item 2: “Properties”, statements regarding the adequacy of our existing facilities to meet anticipated needs for the foreseeable future;

(iv) in Item 3: “Legal Proceedings”, statements regarding the financial impact of any proposed settlements; our intention to dispute claims against us; and the merits of claims against us;

(v) in Item 5: “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, statements regarding our intention to retain our future earnings; and share repurchases pursuant to our share repurchase program, as well as our intention to finance any such share repurchases with funds from operations;

(vi) in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations:, statements regarding our belief that subscription revenue will grow steadily for the foreseeable future; our anticipation that a substantial majority of our customers will renew their annual contracts; our anticipation that we will continue to add new subscription customers; our anticipation that we will continue to experience long sales cycles; our anticipation of an increase in sales and marketing expenses in fiscal 2011, which we anticipate to be primarily related to headcount additions as we continue to expand our sales and marketing functions; the table summarizing our contractual obligations at May 31, 2010; the sufficiency of our available cash resources and cash flows generated from revenues to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next twelve months;

the adequacy of tax provisions related to the examination of certain of our tax returns; our estimate of future forfeiture rates in stock-based compensation and our anticipation to not pay dividends in the foreseeable future;

(vii) in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk”, statements regarding our exposure to interest rate risk and foreign currency risk; and the effects of future changes in interest rates and foreign currency rates;

(viii) in Item 8: “Financial Statements and Supplementary Data”, statements regarding our management’s belief that financial risks associated with cash, cash equivalents and accounts receivable are minimal; the financial impact of a proposed settlement; the merits of our litigation; statements regarding total expected future amortization related to intangible assets; our estimate of future forfeiture rates in our stock-based compensation plans; the anticipated adjustments to total unrecognized stock-based compensation, and the adequacy of tax provisions related to the examination of certain of our tax returns.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are incorrect estimates or assumptions, unanticipated adverse results for pending litigation, contraction of the economy and world markets, lack of demand for information technologies from our customers, unanticipated need for capital for operations, lack of demand for our products, inability to introduce new products, unanticipated difficulties relating to the Saba products, unanticipated decrease in demand for our products and services, unanticipated changes in domestic and foreign tax regulations and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

PART I

ITEM 1:    BUSINESS

Overview

We are the premier provider of people systems, which constitute a new class of business-critical software that combines enterprise learning, people management and collaboration technologies. Our people systems enable organizations to mobilize and engage their people to drive new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are available both on-premise and in the cloud, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

The Saba People System is transformative in nature, catalyzing dramatic change in how work gets done while fostering a people-driven culture. The Saba People System enables organizations to realize unique benefits, including the following:

•	MOBILIZE—quickly identify and communicate new strategies or challenges and engage the right people to address them:

•	Rapidly form and re-form teams

•	Identify and build expertise and new processes

•	Continuously develop and re-skill people

•	Motivate and engage people by keeping them constantly connected and aware of new initiatives

•	ACCELERATE—align and connect people to accelerate the flow of business:

•	Incent and reward people and teams around the right goals, ensuring that everyone is always aligned

•	Speed the flow of information to any person, anytime, anyplace, via multiple devices

•	Collect and disseminate continuous, real-time people feedback from across the organization

•	CULTIVATE—ignite, cultivate and capture the collective people knowhow:

•	Enable individuals and teams to create, track, distribute, consume, and rate knowhow

•	Harness ideas and expertise from the extended value chain

•	Institutionalize organizational wisdom and make it discoverable by anyone, anytime, anywhere on multiple devices

We were incorporated in Delaware in April 1997 and are currently headquartered in Redwood Shores, California, with offices on five continents. Our Internet address is www.saba.com.

On the Investor Relations page of our web site www.saba.com/company/investor-relations, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

Evolution of Our Market

Most of today’s human capital management systems were built to support static human resources processes and strategies, top down management, and a culture focused on operations and automation rather than people optimization. Sequential steps that were consistent and repeatable were the keys to successful execution. Many systems were built to support these processes on highly rigid, linear, transactional frameworks, making them poorly suited for dynamic people-focused strategies and a “networked” work style. Even newer SaaS-based talent management systems are typically built to support individual processes such as recruiting or performance management, and do not provide the holistic people view required of today’s human capital management systems.

The current business and economic climate continues to change with unprecedented speed and far-reaching impacts. Worldwide changes affecting organizations include:

•	Globalization—new opportunities and challenges are arising from developing countries in a world that is more interconnected—where employees, suppliers, customers or partners cross borders.

•

Economic Uncertainty—economies have become permanently intertwined and the ongoing global financial crisis makes long term planning take a back seat to increasing restructuring and merger and acquisition activities.

•	Hyper-Competition—the ubiquity of the Internet means every competitor has global reach and can be a fast follower or has the means to invent new business models.

•	Technology Disruption—smart phones, the latest platform to invade the corporate world from the consumer world, are requiring companies to support multiple platforms simultaneously.

•

Changing Workforce Dynamics—today’s workforce is more global, more mobile, more diverse and more technology savvy, which is forcing employers to rethink the way they attract, manage, retain and get the most out of their people.

While these trends are changing organizations from the outside, the workforce is simultaneously evolving to change organizations from the inside. Organizations are adopting a modern and networked way of working, where the norms are transparency, concurrent projects with real-time updates, and continuously connected people, including customers, contractors and partners, who can operate successfully in a fluid and fast changing environment.

We believe that we are uniquely positioned to provide a solution that supports and enables the people-driven enterprise in this rapidly evolving business and economic climate. We believe that four distinct markets are converging to solve the challenge of becoming a people-driven enterprise:

•

The Enterprise Learning Market: This market is comprised of software applications for the administration, documentation, tracking, and reporting of training programs, classroom and online events, e-learning programs, and training content.

•

The Enterprise Talent Management Market: This market is comprised of software applications for strategic talent management, including software applications for performance management, compensation management, talent acquisition and recruiting, training, career development, and succession planning.

•	The Enterprise Web Conferencing Market: This market is comprised of real-time collaboration tools that support interactions over a network between participants in multiple meeting formats.

•

The Enterprise Social Software Market: This market is comprised of social software used in business and commercial context, providing capabilities such as search, links, authoring, tags, recommendations, and content subscription.

We call the combination of these four markets ‘People Systems’.

Our Solutions

Saba People Systems leverage over 13 years of industry experience in building world-class, people-driven software solutions. Saba People Systems embody a single unified platform, information model and process model, and include modern collaboration technologies in each application service. As a result, Saba People Systems deliver a consistent experience across all people actions and processes as well as offer major cost, upgrade, and speed-to-deployment advantages. Based on open standards, Saba People Systems allow simplified and flexible deployment, integration and personalization options.

Saba People Systems are comprised of the Saba People Suite and global services capabilities encompassing strategic consulting, comprehensive implementation and education services, and worldwide support. The Saba People Suite includes products within the Saba Learning Suite, the Saba Performance Suite and the Saba Collaboration Suite. The Saba People Suite is available through both SaaS and on-premise delivery models.

The key components of the Saba People Suite are illustrated in the following chart:

Saba Learning Suite

The Saba Learning Suite is a solution that provides comprehensive management systems for formal and informal learning so that organizations can identify, manage, develop, and measure the capabilities and knowhow of people throughout the organization and the supply chain, as well as empower employees to connect and contribute expertise.

Built to support the people processes of the world’s most demanding organizations, this easy-to-use system serves to drive new revenues, create strategic alignment, and mobilize people across the global ecosystem of our customers’ employees, customers, partners, and suppliers. The Saba Learning Suite uses innovative technologies and mobile access to generate user engagement through mobility, ubiquity, and immediacy.

The Saba Learning Suite includes the following applications:

•

Saba Learning. Enables organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results; supports certifications with multiple learning pathways; provides flexible audit trails; and supports e-signatures to meet a wide variety of stringent regulatory requirements

•

Saba Learning Commerce. Provides support for optimized pricing, discounting schemes, marketing campaigns, branded certification programs, bundled training units and a variety of convenient payment methods for education businesses

•

Saba Content Management. Helps organizations capture, consolidate, organize, manage, share and reuse all types of learning content through a learning object repository and automated content and project-management processes

•	Saba Publisher. Allows users to create new courses, or repurpose courses, and publish them in HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently

•

Saba Anywhere. Provides a mobile platform that lets people take their learning on the go by downloading, viewing, and interacting with standards-based courseware and knowledge content anywhere, anytime, regardless of network connectivity

Saba Performance Suite

The Saba Performance Suite enables organizations to continuously align individuals’ activities with key organizational goals, collect real-time performance feedback from the social network and establish a relevant performance review process that clarifies expectations, measures results, increases accountability, and identifies actionable improvements. The Saba Performance Suite enables organizations to establish a performance process that is proactive, collaborative and relevant for each individual employee. In addition, the Saba Performance Suite embeds a number of collaborative tools to foster connections with mentors and experts and enables cross-functional alignment of goals and activities.

The Saba Performance Suite includes the following applications:

•

Saba Performance Reviews. Establishes a strategic, relevant performance review process that allows multiple raters to provide feedback on individualized goals and competencies to improve the speed, quality, and relevance of performance feedback.

•	Saba Goals & Objectives. Provides real-time views into an organization’s progress against goals and plans, allowing it to easily make adjustments to respond to changing requirements.

•	Saba Impressions. Delivers real-time feedback from the social network that is critical to rapid performance improvement.

•	Saba Workforce Planning. Provides organizations with the visibility needed to proactively plan their future workforce, increase overall agility and reduce risk.

•	Saba Succession. Focuses on the identification and development of key employees to mitigate the risks that occur when talent leaves the company.

•

Saba Compensation. Empowers managers with measures of employee success from various talent processes, both formal and informal, so that money is spent where it is needed most, and includes capabilities to support base and variable compensation plan design, compensation eligibility, and compensation allocation.

Saba Collaboration Suite

The recently announced Saba Collaboration Suite is designed to be a uniquely integrated solution that combines enterprise-class web conferencing and real-time communication with cutting-edge business networking capabilities to enrich the learning and performance business processes in the enterprise and to power real-time communication with presence, instant messaging, video-enabled channels, VoIP-enabled online meetings, and web conferences.

The Saba Collaboration Suite will include Saba Centra Web Conferencing, a Saba product that is currently available, and Saba Live, a new Saba product that is currently scheduled for general availability in the second half of calendar year 2010. Accordingly, the full Saba Collaboration Suite will be available upon general availability of Saba Live.

Saba Centra Web Conferencing.

Saba Centra Web Conferencing enables online virtual learning, training and meetings. Organizations can capture and share knowledge and exchange information with customers, partners, prospects and employees around the world in real-time. Saba Centra Web Conferencing helps organizations increase productivity and efficiency by helping to incorporate learning and knowledge transfer into business processes. It works with Windows, Apple Macintosh and Linux platforms and accelerates mission-critical initiatives that involve learning, training and general web conferencing. Saba Centra is also available with a rich participant interface on the Apple iPhone.

Saba Centra Web Conferencing includes the following key features:

•	Saba Centra Meeting. Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel.

•	Saba Centra Webinars. Equips the organization with an efficient and cost-effective way to reach and engage large audiences quickly.

•	Saba Centra Classroom. Enables live, interactive education sessions across many locations.

Saba Centra Web Conferencing is integrated with the Saba Learning Suite to provide seamless access to blended learning programs, knowledge assets and important documents. Using Saba Centra together with the Saba Learning Suite makes it easy for organizations to capture knowledge from subject matter experts and share that information with a single click. Powerful, unified search enables users to search across all formal and informal learning content. Saba Centra Web Conferencing is available on any PC, Mac, or Linux desktop with a very lightweight Web Access client that works across all major browsers. Saba Centra Web Conferencing is also available with a rich participant interface on your Apple iPhone.

Saba Live. Saba Live is designed to be an enterprise business networking solution that will include powerful Web 2.0 social tools integrated with presence, instant messaging, and real-time meetings powered by Saba Centra Web Conferencing.

Saba Live is designed to integrate a rich person profile, competency-driven expertise, Twitter-like performance feedback, blended learning, secure groups and workplace analytics. The Saba Collaboration Suite is intended to extend the functionality of Saba Live by integrating the full functionality of Saba Centra Web Conferencing, including enterprise-class training, webinars and online meetings.

Saba Services

We offer a comprehensive set of services to assist in the successful implementation and optimized use of our products. Saba has a highly trained and experienced services staff to support our customers around the world, with over 50% of our consultants based outside of North America. Our global services organization supports multiple offerings, including the following services:

•	Implementation and Consulting Services

Saba’s Unified People Management Deployment Framework covers the entire customer lifecycle from initial business case assessment through ongoing application success measurement and provides a flexible, yet repeatable model for supporting successful design, deployment and support of Saba solutions. Our implementation and consulting services include the following specific services:

•

Strategic Services. Saba Strategic Services are designed to enable organizations to effectively link people-driven strategies to business strategies. Offerings include developing new people-driven strategies, change management and governance, developing and deploying competency models, measurement and evaluation strategies, as well as content integration and deployment.

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

•	Implementation Services—Our implementation services include modular ‘QuickStart’ packages, configured integration frameworks, upgrade assistance and footprint expansion.

•

Application Management Services—Our application management services include system administration, functional help desk offerings, system optimization, and health checks and success criteria measurement.

•

Education Services. We provide a broad range of education services in a variety of formats, including instructor-led training and web and technology-based training. Course curricula, designed to enable customers to fully exploit the value of Saba solutions, include product training, project team training and technology training.

•	Customer Support

Our support services are designed to ensure that our customers have the latest available technology and access to the assistance necessary for their on-going success with our products. Saba’s commitment to customer care extends far beyond basic issue resolution. Saba offers a full range of customer support options including dedicated account managers, 24x7 phone support, online support and access to customer communities for knowledge and best practice sharing.

Through Saba’s online support portal, customers have access to documentation and a detailed knowledgebase to get to answers quickly and easily. As part of their relationship with Saba, customers also have access to an extensive array of resources that include Saba’s account management team, customer communities, and more. For our larger global customers, Saba also offers premium support offerings featuring tailored, flexible support solutions built to meet the customers’ specific business requirements. These services range from extending support access hours, upgrading SLAs, and dedicating resources that operate as a customer’s Saba team to proactively ensure success and business continuity.

Our Customers

Our customers include a wide spectrum of large, global enterprises and mid-size organizations for both private and public organizations. For each of the years ended May 31, 2010, 2009 and 2008, no single customer accounted for more than 10 percent of our total revenues. Based on total revenues, our customers are also leaders in their industries and their regions and represent many of the largest companies in the world.

Sales and Marketing

We sell our products to organizations through a worldwide direct sales force, combined with a global network of alliance and channel partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations, and government entities. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships. As of May 31, 2010, we had 118 sales and marketing employees in the United States, Australia, Canada, France, Germany, India, Japan, and UK. We incurred $33.4 million, $26.4 million and $36.6 million in sales and marketing expenses for the years ended May 31, 2010, 2009 and 2008, respectively.

We focus our marketing efforts on extending our market leadership, establishing market positioning, generating sales leads, supporting sales efforts, creating awareness of our solutions in the market and establishing strong brand awareness. Our marketing activities include public relations, analyst relations, direct marketing, industry trade shows, online marketing, seminar programs, and customer community building, as well as strategic relationships with third party content and community providers.

Alliances

Saba’s partnering strategy is to extend value to its customer base and the market by teaming up with the best-in-class global alliances and channel partners keenly focused on delivering superior results and customer satisfaction.

The targeted nature of our partner program enables us to help partners better capture the momentum of the growing people systems marketplace. Through our partnership program, Saba and its partners leverage their collective strengths to offer integrated solutions that measure performance and improve profitability.

We have strategic alliance agreements with key global and regional value-added software resellers representing our solutions around the world, including IBM, HP and CAE. We also partner with global and regional consulting firms who act as advisors, systems integrators, and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of sales representatives and consulting professionals trained to implement our solutions.

We also have relationships with packaged content providers, custom content developers, and content authoring and learning delivery tool providers in order to increase the range of content offerings available to our customers. The Saba Content Alliance Program helps our content partners create and deliver learning content for use in conjunction with Saba solutions through the support of industry standards applicable to a broad variety of media formats, including Web-based training, computer-based training, video and asynchronous and synchronous delivery, as well as through the support of traditional forms of learning such as instructor-led classes, seminars, and workshops. In support of this program, we also operate a content developers’ resource center and testing lab that provides our content partners with direct access to our systems for standards compliance testing.

Technology

Product Architecture

Our proven product architecture coupled with our development processes facilitates the rapid development, deployment and configuration of enterprise scale solutions for people management. Our platforms use the latest industry standards and technologies including J2EE, J2ME, AJAX, web services, virtualization, and learning industry standards to deliver innovative, configurable features for our OnPremise and SaaS customers. Our solutions fully support cloud-based deployments.

We continue to provide a fully J2EE-compliant application platform. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE application servers so that application developers can focus on building business logic and user interfaces. During the course of fiscal year 2010, we fully migrated to the AGILE development methodology with all programs now being delivered under this framework.

Key features of the Saba platform are described below:

•

Open and Standards Based. The core Saba architecture is based on a current reference J2EE implementation. We leverage third-party, industry-leading and standards-based platforms wherever possible. To offer our customers maximum choice, we support a wide number of J2EE application servers (including JBoss, Websphere and Weblogic), database platforms (including Oracle, IBM DB2 and Microsoft SQL Server) and operating systems (including Linux, Windows, AIX, and HP-UX). Our architecture supports both OnPremise and cloud-based deployments, allowing us to provide the broadest possible choice to our customers.

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

•

Scalability. Saba offers a highly scalable solution able to meet the needs of many thousands of concurrent users both OnPremise and in the cloud. Scalability is accomplished through a variety of techniques including clustering, distributed caching, virtualization, session failover management and off-line processing for asynchronous processes. We maintain a dedicated performance lab which works with our internal development teams and with our customers to ensure that our solutions meet the complex and varying usage demands that are placed on them.

•

Configurability and Extensibility. The Saba platform offers a highly configurable application environment. Business processes, system features and user experiences can be easily configured to meet the needs of our diverse customer base. Where more complex requirements exist, the Saba platform provides a complete set of development tools and Application Programming Interface (“API”) which can be used to extend system functionality.

•

Integration Ready. Saba solutions are deployed in complex IT ecosystems where integrations with other systems are commonly required. We provide for such integrations by delivering open and standards based solutions, based on common technologies such as J2EE, SAML, XML, SOAP and JAAS. In addition, we provide a series of documented Web Services and APIs to facilitate tight data and application integration.

•

Compelling User Experiences. The Saba solution provides a variety of user experiences through standard web browsers via embedded portlets, online and offline clients and through integrations with other business applications such as Microsoft Outlook, Lotus Notes and the WebSphere Portal infrastructure. This allows users to use Saba wherever they work. We make extensive use of rich internet application technologies (such as AJAX, CSS, Javascript, Flash, and high quality VOIP) to deliver more engaging and intuitive user experiences.

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

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, internet applications and design, quality assurance, documentation and release management. As of May 31, 2010, we had 167 research and development employees in the United States and India. We incurred $17.8 million, $17.4 million and $16.5 million in research and development expenses for the years ended May 31, 2010, 2009 and 2008, respectively.

We adhere to a well-defined and managed software development lifecycle model. This model, which makes increasing use of agile development practices, defines how we envision, plan, develop and test our products. It further defines the detailed phases of the project, the specific milestones to be achieved and the policies to be followed and documented. We continue to make extensive investments in the development tools and processes to support our development model.

We conduct our development efforts at multiple sites in the United States and India, which enables continuous development 24 hours per day.

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible people systems we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•

companies that offer solutions that provide one or more applications within the people systems market, such as leaning management, performance management, talent management, compensation and recruiting, including SumTotal and Success Factors;

•	companies that offer collaboration solutions, such as Microsoft, Adobe, Cisco and Citrix;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle;

•	potential customers’ internal development efforts; and

•	companies that operate internet-based marketplaces for the sale of online learning.

We expect additional competition from other established and emerging companies as the market for people systems solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

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

We license our products and provide subscription services (which include license updates and product support, and cloud-based services) rather than sell our software license products and require our customers to enter into written agreements, which impose restrictions on the use, access, copying and disclosure of our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us. These contractual provisions, however, may be unenforceable under the laws of some jurisdictions and foreign countries.

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we have seven patents issued in the United States and multiple patent applications pending in the United States. We cannot be assured that any patents will be issued for any of the pending patent applications. Even for the issued patents, or any patent issued to us in the future, there can be no assurance that such patents (i) will protect our intellectual property, or (ii) will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to conduct our business.

We have obtained registration of various trademarks, including Saba and the Saba S-design logo, in the United States and in certain other countries. In addition, we have registration applications pending in various countries. We will continue to register additional trademarks as appropriate. There can be no assurance that we will be successful in obtaining registration of the trademarks for which we have applied. Even for any registered trademarks that we have obtained, or may obtain in the future, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, or if our registered trademarks are successfully challenged or invalidated, the use of the trademarks will be restricted unless we enter into arrangements with third parties that may be unavailable on commercially reasonable terms.

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

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We have since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. We believe that we have meritorious defenses with respect to any future claims and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. At our request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. On March 9, 2010, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate (NIRC). According to the NIRC, upon issuance of the Reexamination Certificate, all of the patent’s original claims that were asserted against us in the litigation will be cancelled and several new claims added during the reexamination proceeding will be deemed patentable. It’s presently unknown whether any of the newly-added claims will be asserted against us once the Reexamination Certificate issues. We believe that we have meritorious defenses with respect to the asserted patent and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

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

Employees

As of May 31, 2010, we had a total of 598 employees, including 167 in research and development, 118 in sales and marketing, 158 in services-related activities, 90 in operations and 65 in administration and finance. Of these employees, 319 were located in North America and 279 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

Our Executive Officers

Our current executive officers are listed below:

Name	Office(s)
Bobby Yazdani	Chairman and Chief Executive Officer
William Slater	Chief Financial Officer
Jeffrey T. Carr	President, Global Fields Operations
Peter E. Williams III	Executive Vice President, Corporate Development and Secretary

Bobby Yazdani, 47, founded Saba, has been a Director of Saba since our inception in April 1997 and has served as Saba’s Chairman of the Board and Chief Executive Officer since September 2003. From February 2003 through September 2003, Mr. Yazdani served as Saba’s President and Chief Operating Officer. From April 1997 until February 2003, Mr. Yazdani served as Saba’s Chairman of the Board and from April 1997 until March 2002, Mr. Yazdani served as Chief Executive Officer. From 1988 until founding Saba, Mr. Yazdani served in various positions at Oracle, most recently as Senior Director. Mr. Yazdani holds a B.A. from the University of California, Berkeley.

William Slater, 58, has served as our Chief Financial Officer since December 2008. From August 2000 to September 2008, Mr. Slater served as Executive Vice President and Chief Financial Officer at Symmetricom, a provider of precise time and frequency technology. From August 1991to November 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer at Computer Curriculum Corporation, an educational publisher and division of Viacom. Mr. Slater has also served as Vice President, Financial Planning, at Simon & Schuster and Vice President and Controller, Professional Products Group, for Revlon. Mr. Slater holds a BA from Queens College, City University of New York.

Jeffrey T. Carr, 51, has served as our President, Global Field Operations since April 2009. From 2004 to 2008, Mr. Carr served as a Corporate Officer and Executive Vice President with responsibility for sales, alliances and other areas at Taleo Corporation, a provider of on-demand talent management solutions. From 2001 to 2003, Mr. Carr served as Chief Executive Officer of Motiva Inc., a leader in the enterprise incentive management and compensation software industry. From 2000 to 2001, Mr. Carr served as President and COO of RightWorks Corporation, a leading provider of eProcurement and B2B enterprise business applications. From 1991 to 2000, Mr. Carr worked at PeopleSoft, Inc., a global enterprise software company, in a number of sales, general management and executive team roles, including Division President and Executive Vice President. From 1984 to 1990, Mr. Carr worked at Integral Systems, a leading provider of Human Resource Management and Financial enterprise application software, in sales and account management positions. Mr. Carr holds a BA from Miami University (Ohio) and studied in the MBA program at Xavier University (Ohio).

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

ITEM 1A:     RISK FACTORS

While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis.

We cannot be certain that we will realize sufficient revenues to sustain profitability on a quarterly or annual basis, especially if our recurring subscription business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of May 31, 2010, we had $5.0 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation—Stock Compensation ,(formerly SFAS No.123 (revised 2004)), which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis.

The recent recession and global economic crisis may impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. These macroeconomic developments have negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously-purchased products and services.

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

If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the recent global weak macroeconomic environment. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

Failure to adequately expand and ramp our direct sales force will impede our growth.

We need to continue to increase and develop our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force both domestically and internationally. Identifying and recruiting these people and training them in the use of our products require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, whether due to the global economic slowdown or for other reasons, we may not be able to significantly increase our revenue and grow our business.

Our subscription business depends substantially on customers renewing their agreements with us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our fiscal years 2010, 2009 and 2008, 7%, 9% and 10% of our subscription business was not renewed, respectively. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

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

If our efforts to attract new customers or to sell additional solutions to our existing customers are not successful, our revenue growth will be adversely affected.

To increase our revenue, we must continually add new customers and sell additional solutions to existing customers. If our existing and prospective customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new customers or to increase sales to existing customers. Our ability to attract new customers and to sell new solutions to existing customers will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective customers may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their people management requirements. Our existing and prospective customers may develop their own solutions to address their people management requirements, purchase competitive product offerings or engage third-party providers of outsourced people management services.

A decline in the price of, or demand for, our products or our related services offerings, would seriously harm our revenues and operating margins.

We anticipate that revenues from the Saba People Suite as well as related services will constitute substantially all of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba People Suite or failure to achieve broad market acceptance would seriously harm our business.

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable.

Due to the expense, broad functionality, and company-wide deployment of our products, the period between our initial contact with a potential customer and the purchase of our products and services is often long. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services. We may commit a substantial amount of time and resources to potential customers without assurance that any sales will be completed or revenues generated. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our public sector customers, in particular, are subject to extensive procurement procedures that require many reviews and approvals. Our typical sales cycle has been approximately six to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle were to unexpectedly lengthen in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large license order, it could harm our ability to meet our forecasts for a given quarter.

We experience seasonality in our sales and expense, which could cause our operating results to fluctuate from quarter to quarter.

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

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise applications and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise applications and services, and in particular people systems, caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, people software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, business process outsourcing partners (BPOs), human resource outsourcing partners (HROs) and distributors, for marketing, selling, implementing, and supporting our products in the United States and internationally.

Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners, who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service, or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues and the price of our common stock could decline.

Implementation of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue or to report lower earnings per share.

While we believe that we are in compliance with ASC 985-605, Software Revenue Recognition, additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

The loss of our senior executives and key personnel would likely cause our business to suffer.

Our ability to implement a successful long-term strategy, strengthen our competitive position, expand our customer base, and develop and support our products depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. Like other technology companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•

Companies that offer human capital management solutions that provide one or more applications within the HCM market, such as leaning management, performance management, talent management, compensation and recruiting, including SumTotal and Success Factors;

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

The consolidation or acquisition of our competitors or other similar strategic alliances could weaken our competitive position or reduce our revenue.

There has been vendor consolidation in the market in which we operate. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future BPO partners, HRO partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for 32%, 29% and 28% of our revenues for our fiscal 2010, 2009 and 2008, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

We derive a portion of our revenues from sales to U.S. and foreign federal, state and local governments and their respective agencies. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

The success of our recently announced Saba People Cloud could be adversely impacted by deployment problems, security breaches, or system or telecommunication disruptions.

The Saba People Cloud, delivering Saba’s people suites on Amazon Web Services, is new and could encounter unexpected problems. These problems could be attributable to our products, third party software, telecommunications failures, security breaches, or the cloud technology from Amazon Web Services or other hosting providers. Industry acceptance of cloud computing is still forming. Since cloud technology is new and requires that customer data reside outside of a customer’s “fire wall” of protection, many prospective customers could reject or delay adoption, thereby limiting the potential for this new offering. If the Saba People Cloud fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth Any disruption of service from the Saba People Cloud, or loss or compromise of customer orders or data, would adversely affect our adoption and renewal rates for the Saba People Cloud and adversely impact our ability to achieve our business plan and forecasted financial results.

Because a number of our products collect, store and report personal information of employees, privacy concerns could result in liability to us or inhibit sales of our products.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of our products collect, store and report on personal information, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our products and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our products in certain industries.

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

During the fiscal year 2010, we recognized approximately 32% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses.

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

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and the U.S. Congress are proposing additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We may incur impairments to goodwill or long-lived assets.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets” (formerly SFAS No. 142 “Goodwill and

Other Intangible Assets.” We are also required to test long-lived assets for impairment if a triggering event occurs with the provisions of ASC 350-30 “General Intangibles other than Goodwill” and ASC 360-10 “Property, Plant and Equipment” (formerly SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”) Such impairment could be caused by internal factors as well as external factors beyond our control.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. Centra filed a request for reexamination of the patents at issue with the Patent Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

Our disaster recovery plan does not include fully redundant systems for our services at an alternate site. A disaster could severely harm our business because our services could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect the computer systems needed for the day-to-day operation of the subscription business. A number of these computer systems are located on or near known earthquake fault zones. Although these systems are designed to be fault-tolerant, the systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and other events. Additionally, we do not carry sufficient business insurance to compensate us for all potential losses that could occur.

We outsource the management and maintenance of a portion of our subscription business to third parties and will depend upon them to provide adequate management and maintenance services.

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

A portion of our subscription business involves the storage and transmission of confidential information of clients and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. Although we have never sustained such a breach, if our security measures were ever breached as a result of third party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

Our stock price may fluctuate substantially.

For example, from the beginning of fiscal 2008 through May 31, 2010, the market price for our common stock has fluctuated between $6.15 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

In addition, the stock market in general, and The NASDAQ Stock Market technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry trends may also materially and adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price and trading volume of our common stock may prevent our stockholders from selling their shares at a favorable price. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been initiated against that company. Class-action litigation could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California under a lease that expires in April 2014. Our research and development offices occupy approximately 12,500 square feet in Pune, India under a lease that expires in August 2012. We have additional leased facilities in Baltimore, Maryland, Lexington, Massachusetts and Duluth, Georgia, in Australia, Canada, France, Germany, India, Japan, and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

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

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

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

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

We, on behalf of Centra, intend to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe that we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. We believe that we have meritorious defenses with respect to any future claims and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. At our request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. On March 9, 2010, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate (NIRC). According to the NIRC, upon issuance of the Reexamination Certificate, all of the patent’s original claims that were asserted against us in the litigation will be cancelled and several new claims added during the reexamination proceeding will be deemed patentable. It is presently unknown whether any of the newly-added claims will be asserted against us once the Reexamination Certificate issues. We believe that we have meritorious defenses with respect to the asserted patent and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

ITEM 4:    (REMOVED AND RESERVED)

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Since our initial public offering on April 7, 2000, our common stock has traded on the Nasdaq Global Market under the symbol “SABA.” The following table sets forth the range of the quarterly high and low sales prices per share of our common stock for the periods indicated.

Year ended May 31, 2010	High	Low
First Quarter	$4.48	$3.05
Second Quarter	$4.46	$3.32
Third Quarter	$5.14	$4.02
Fourth Quarter	$5.81	$4.58

Year ended May 31, 2009	High	Low
First Quarter	$3.86	$2.70
Second Quarter	$3.70	$0.91
Third Quarter	$1.98	$0.93
Fourth Quarter	$3.57	$1.37

We had 195 stockholders of record as of July 31, 2010. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our credit facility restricts our ability to pay cash dividends. For a description of this credit facility and these restrictions, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,—Liquidity and Capital Resources—Contractual Obligations and Commitments.”

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On March 25, 2010, our Board of Directors authorized the use of up to $5 million for the repurchase of shares of our common stock. As of May 31, 2010, approximately $4.9 million was available for share repurchases pursuant to our share repurchase program.

Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date has been established for the completion of the share repurchase program. We are not obligated to repurchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Repurchases under the program can be discontinued at any time management feels additional repurchases are not warranted. We intend on financing any repurchases with funds from operations.

The following table summarizes our share repurchase activity by month for the three months ended May 31, 2010 and the approximate dollar value of shares that may yet be repurchased pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
March 1 – 31, 2010	—	—	—	$5,000
April 1 – 30, 2010	19,000	$5.04	$96	4,904
May 1 – 31, 2010	—	—	—	4,904

Total	19,000		$96	$4,904

Stock Performance Graph and Cumulative Total Return

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock from May 31, 2005 through the end of our fiscal year ended May 31, 2010 with the percentage change in cumulative total stockholder return for (i) the NASDAQ Stock Market—U.S. Index and (ii) the Research Data Group—RDG Technology Composite Index. The comparison assumes an investment of $100 on May 31, 2005 in stock or index, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	5/05	5/06	5/07	5/08	5/09	5/10
Saba Software, Inc.	100.00	152.71	148.03	94.09	87.93	126.85
NASDAQ Composite	100.00	106.38	129.32	124.24	87.03	111.18
RDG Technology Composite	100.00	93.55	94.15	42.71	32.10	63.81

Equity Compensation Plan Information

For equity compensation plan information, please refer to Part III, Item 12: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report on Form 10-K.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 8: “Financial Statements”, and Supplementary Data” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of May 31, 2010 and 2009 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the two years ended May 31, 2007 and 2006 and the consolidated balance sheet data as of May 31, 2008, 2007 and 2006 are derived from our audited financial statements previously filed with the SEC.

Selected Consolidated Financial Data

	Years ended May 31,
	2010	2009	2008	2007	2006 (1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$109,570	$102,821	$107,777	$99,867	$71,147
Gross profit	71,579	61,539	67,553	62,928	45,936
Total operating expenses	68,162	62,062	70,216	70,244	52,315
Income (loss) from operations	3,417	(523)	(2,663)	(7,316)	(6,379)
Net income (loss)	2,893	(2,355)	(3,542)	(7,974)	(6,931)
Basic net gain (loss) per share	0.10	(0.08)	(0.12)	(0.28)	(0.33)
Diluted net gain (loss) per share	0.10	(0.08)	(0.12)	(0.28)	(0.33)
Shares used in computing basic net gain (loss) per share	28,263	29,174	29,016	28,541	20,898
Shares used in computing diluted net gain (loss) per share	29,293	29,174	29,016	28,541	20,898

	May 31,
	2010	2009	2008 (2)	2007	2006 (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,002	$25,978	$16,624	$18,088	$23,029
Total assets	103,444	99,723	98,931	101,613	106,375
Long-term obligations, less current portion	5,500	6,293	6,031	6,695	7,321
Total stockholders’ equity	49,026	48,565	48,488	47,901	51,847

(1)	Saba completed its acquisition of Centra Software, Inc. as of January 31, 2006.

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) part of the restricted cash has been classified as long-term restricted cash; and (ii) part of deferred revenue related to subscription has been reclassified as long term deferred revenue. Such reclassifications did not have a significant impact on the Company’s net cash (used in) provided by operating activities.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual

Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 1A: “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor. See “Cautionary Note on Forward-Looking Statements”.

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of Saba. The following sections are included in our MD&A:

•	Overview;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

OVERVIEW

General

We are the premier provider of people systems, which constitute a new class of business-critical software that combines enterprise learning, people management and collaboration technologies. Our people systems enable organizations to mobilize and engage their people to drive new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are available both on-premise and in the cloud, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

The Saba People System is transformative in nature, catalyzing dramatic change in how work gets done while fostering a people-driven culture. The Saba People System enables organizations to realize unique benefits, including the following:

•	MOBILIZE—quickly identify and communicate new strategies or challenges and engage the right people to address them:

•	Rapidly form and re-form teams

•	Identify and build expertise and new processes

•	Continuously develop and re-skill people

•	Motivate and engage people by keeping them constantly connected and aware of new initiatives

•	ACCELERATE—align and connect people to accelerate the flow of business:

•	Incent and reward people and teams around the right goals, ensuring that everyone is always aligned

•	Speed the flow of information to any person, anytime, anyplace, via multiple devices

•	Collect and disseminate continuous, real-time people feedback from across the organization

•	CULTIVATE—ignite, cultivate and capture the collective people knowhow:

•	Enable individuals and teams to create, track, distribute, consume, and rate knowhow

•	Harness ideas and expertise from the extended value chain

•	Institutionalize organizational wisdom and make it discoverable by anyone, anytime, anywhere on multiple devices

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

Subscription Services

Subscription revenue includes revenue from delivery of our products in the cloud and revenue from license updates and product support. Customers that desire to access our products in the cloud generally sign subscription agreements with terms typically ranging from one to three years. License updates and product support include the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our subscription revenue depends upon both our sales of additional subscription services and renewals of existing agreements. We believe that subscription revenue will grow steadily for the foreseeable future as we anticipate that a substantial majority of our customers will renew their annual contracts and we will continue to add new subscription customers.

Software Licenses

We license our software solutions in multiple-element arrangements that include a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. Our license revenue is affected by, among other things, the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is long, typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

Professional Services

Our professional services business consists of consulting and education services. Consulting and education services are typically provided to customers that have purchased our products directly from us. These consulting and education services are generally provided over a period of three to nine months after the product purchase. Accordingly, our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. Generally, consulting services related to software implementation are not considered essential to the functionality of the software.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services. Cost of revenue also includes external hosting fees and depreciation and amortization charges related to the infrastructure required to deliver our products in the cloud, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, which comprised of the ratable amortization of technological assets acquired in an acquisition in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including subscription services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

In the case of selling both professional and cloud-based services, our professional services revenue is recognized ratably over the remaining subscription period concurrently with the associated subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of May 31, 2010, the deferred balance of the professional services revenue related to such subscription offerings and the related deferred costs was $2.3 million and $1.1 million, respectively. When the revenue from professional services is recognized ratably over the subscription period, we allocate the revenue to professional services revenue and to subscription revenue based on the vendor specific objective evidence (VSOE) of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standard Codification (the “Codification”) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While a number of accounting policies, methods and estimates affect our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and restructuring costs. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee of our Board of Directors.

Revenue recognition. We recognize license revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition” (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

We recognize revenue earned on software arrangements involving multiple elements using the residual method. Under the residual method, revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain subscription offerings and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include revenue from the delivery of our products in the cloud and revenue from license updates and product support. Revenue from providing customers with access to our products in the cloud is recognized as a service arrangement ratably over the term of the arrangement upon delivery or on an as-used basis if defined in the contract. Certain of our cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under ASC 605-10 (formerly SAB No.104, Revenue Recognition). Our cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605 (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,). License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

License revenue from licenses with a term of three years or more is generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. License revenue from licenses with a term of less than three years is generally recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual license of similar products. We do not grant our resellers the right of return and we do not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied.

Professional service revenue is generally recognized as the services are performed. Although, we generally provide professional services on a time and materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed fee basis, revenue is generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 “Construction-Type and Certain Production—Type Contracts” (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production—Type Contracts). A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when we bill a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and delivery of our products in the cloud, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is recognized ratably over the longest subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable subscription period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription, we allocate the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the professional services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $23.4 million as of May 31, 2010. The allowance for doubtful accounts, which totaled $0.2 million as of May 31, 2010, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill under ASC 350-20 Goodwill (formerly SFAS No. 142, Goodwill and Other Intangible Assets). Our goodwill balance at May 31, 2010 was $36.1 million, including $21.3 million and $9.5 million recorded as a result of our acquisitions of Centra and THINQ, respectively. We account for purchased intangible assets under ASC 360-30 (formerly SFAS No. 144). Amortization of purchased intangible assets, including acquired developed technology, was $4.0 million for fiscal 2010, 2009 and 2008. As of May 31, 2010, our purchased intangible assets balance was $5.0 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $3.3 million and $1.8 million in fiscal years 2011 and 2012, respectively.

ASC 350-20 prescribes a two-phase process for impairment testing of goodwill. The first phase requires us to test for impairment, while the second phase, if necessary, requires us to measure and allocate for the impairment. We consider Saba to be a single reporting unit. Accordingly, all of our goodwill is associated with the entire company. We perform the required impairment analysis of goodwill annually or on a more frequent basis if indicators of impairment arise or circumstances otherwise dictate. A significant and extended reduction in our enterprise fair value to below the recorded amount of our stockholders’ equity could indicate a change in our business climate and under ASC 350-20, we could be required to write down the carrying value of our goodwill and record an expense for an impairment loss.

In accordance with ASC 350-30 and ASC 360-10 “Property, Plant and Equipment” , (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable. We did not identify any such indicators in each of the fiscal years ended May 31, 2010, 2009 and 2008.

Restructuring costs. During fiscal year 2009, management approved and initiated a plan to decrease costs during the third and fourth quarters by eliminating 34 positions, representing approximately 5% of the workforce across all functions (the “2009 Plan”). The total accrued restructuring balance of $146,000 was paid off by the end of the second quarter of fiscal year ended May 31, 2010, which across all functions consisted primarily of severance and fringe benefits.

Share-based compensation. Under ASC718-10 “Compensation—Stock Compensation” (formerly known as SFAS 123R, Share-Based Payment), we are required to estimate the awards that we ultimately expect to vest and reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although, we estimate forfeitures based on historical experience, forfeitures in the future may differ. Under ASC718-10, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of ASC718-10, we elected to recognize awards granted after our adoption date under the straight-line amortization method. We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

ASC718-10 requires the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under ASC718-10 to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities. Excess benefits of tax deductions were $18,000 and have been recorded through May 31, 2010.

To the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2010 reporting period.

Income Taxes. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the process of identifying items of revenues and expenses that qualify for preferential tax treatment, segregating foreign and domestic earnings and expenses to avoid double taxation, and determining required intercompany revenue sharing, cost reimbursement and other transfer pricing arrangements among related entities. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our deferred tax assets consist primarily of net operating loss carry forwards and stock based compensation deductions. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We maintain a full valuation allowance on our U.S. deferred tax assets. A portion of the valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance was reversed in fiscal 2009, goodwill was adjusted. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. In the event that we were to determine that it is more likely than not that all or part of the net deferred tax assets would be realized, an adjustment to the deferred tax assets valuation allowance would be credited to earnings in the period in which we made such determination. If we later determine that we would not be able to realize all or part of the net deferred tax assets, an adjustment to the deferred tax assets valuation allowance would be charges to earnings at such time.

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

Under ASC 740-10 Income Taxes (formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48)), we are required to take a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Upon adoption, ASC 740-10 did not have a material impact on our consolidated balance sheet. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2010, 2009 AND 2008

Revenues

	Years ended May 31,
	2010	Percent of Total Revenues	2009	Percent of Total Revenues	2008	Percent of Total Revenues
	(dollars in thousands)
Revenues:
Subscription	$57,335	52%	$55,277	54%	$53,283	49%
License	24,541	22%	15,139	15%	22,041	20%
Professional services	27,694	25%	32,405	32%	32,453	30%

Total revenues	$109,570	100%	$102,821	100%	$107,777	100%

Total revenues increased 7% during fiscal 2010 compared to fiscal 2009 and decreased 5% during fiscal 2009 compared to fiscal 2008. In each of fiscal 2010, 2009 and 2008, no single customer represented more than 10% of total revenues.

Revenues from customers inside the United States represented approximately 68% of total revenues for fiscal 2010, 71% of total revenues for fiscal 2009 and 72% of total revenues for fiscal 2008. Revenues from customers outside the United States represented approximately 32% of total revenues for fiscal 2010, 29% of total revenues for fiscal 2009 and 28% of total revenues for fiscal 2008. The only country outside the United States in which revenues from customers represented more than 10% of total revenues was the United Kingdom, which represented 15% of total revenues for fiscal 2010, 14% of total revenues for fiscal 2009 and 12% of total revenues for fiscal 2008.

Subscription Revenue. Subscription revenue increased by $2.1 million, or 4%, during fiscal 2010 compared to fiscal 2009. This increase reflected an increase of subscription revenue from new customers as well as an increase in subscription revenue from existing customers, which included both renewals and subscription for additional products and users. Subscription revenue increased by $2.0 million, or 4%, during fiscal 2009 compared to fiscal 2008. The increase reflected an increase of subscription revenue from new customers as well as an increase in subscription revenue from existing customers, which included both renewals and subscription for additional products and users.

License Revenue. License revenue increased $9.4 million, or 62%, during fiscal 2010 compared to fiscal 2009. The increase in license revenue is due to an increase in license sales to both new and existing customers as well as an increase in sales of licenses to our performance and succession products. License revenue decreased $6.9 million, or 31%, during fiscal 2009 compared to fiscal 2008. The decrease was caused by a shift from sales of licenses to subscription services and a decrease in new license sales as a result of the recessionary economic environment.

Professional Services Revenue. Professional services revenue decreased $4.7 million, or 15%, during fiscal 2010 compared to fiscal 2009. The decrease was primarily due to the recessionary environment experienced in the prior fiscal year and an increase in sales of professional services for Saba products through indirect channels negatively impacting our professional services revenue as services related to these sales are increasingly provided by our channel partners. Professional services revenue decreased $48,000, or less than 1%, during fiscal 2009 compared to fiscal 2008. The decrease was slight, despite the negative impact of the recessionary environment, since it was offset by higher demand for our consulting services for upgrades and expansions from our existing customer base.

International revenues as a percentage of total revenues and the mix of revenues have varied significantly primarily due to variability in new license sales.

Geographic Information

The following table sets forth revenue information by geographic area as of and for the fiscal years ended May 31, 2010, 2009 and 2008:

	Years ended May 31,
	Total Revenue
	2010	2009	2008
	(in thousands)
United States	$74,282	$72,602	$77,767
United Kingdom	16,189	14,090	12,789
Rest of the World	19,099	16,129	17,221

Total	$109,570	$102,821	$107,777

Cost of Revenues

	Years ended May 31,
	2010	Percent of Total Revenues	2009	Percent of Total Revenues	2008	Percent of Total Revenues
	(dollars in thousands)
Cost of revenues
Cost of subscription	$16,439	15%	$17,348	17%	$16,132	15%
Cost of license	897	1%	909	1%	839	1%
Cost of professional services	19,477	18%	21,847	21%	22,075	20%
Amortization of acquired developed technology	1,178	1%	1,178	1%	1,178	1%

Total cost of revenues	$37,991	35%	$41,282	40%	$40,224	37%

The following table is the summary of gross margin:

	Years ended May 31,
	2010	2009	2008
	(dollars in thousands)
Gross margin:
Subscription	$40,896	$37,929	$37,151
Percentage of subscription revenue	71%	69%	68%
License (including amortization of acquired developed technology)	$22,466	$13,052	$20,024
Percentage of license revenue	92%	86%	91%
Professional services	8,217	10,558	10,378
Percentage of professional services revenue	30%	33%	32%

Total	$71,579	$61,539	$67,553

Percentage of total revenues	65%	60%	63%

Total cost of revenues decreased $3.3 million, or 8%, in fiscal 2010 when compared to fiscal 2009 and increased $1.0 million, or 3%, in fiscal 2009 when compared to fiscal 2008.

Cost of Subscription Revenue. Cost of subscription revenue decreased $0.9 million, or 5%, in fiscal 2010 compared to fiscal 2009. The decrease was the result of decreases in third party consulting fees of $0.5 million, facilities and allocations related costs of $0.3 million and third party royalties of $0.1 million. Subscription gross margin increased to 71% in fiscal 2010 from 69% during fiscal 2009. The increase in subscription gross margin is primarily the result of decreases in cost associated with providing cloud-based subscription services, decreases in salaries and related benefits and decreases in third party consulting fees. Cost of subscription revenue increased $1.2 million, or 8%, in fiscal 2009 compared to fiscal 2008. This increase was primarily due to increases in third party co-location and connectivity fees of $0.6 million, salaries and related expenses of $0.2 million and infrastructure fees of $0.4 million. Subscription gross margin increased to 69% in fiscal 2009 from 68% in fiscal 2008. This increase was primarily due to an increase in revenue.

Cost of License Revenue. Cost of license revenue decreased $12,000, or 1%, in fiscal 2010 compared to fiscal 2009. License revenue gross margin increased to 92% in fiscal 2010 from 86% in fiscal 2009. This increase was primarily the result of an increase in license revenue relative to the generally fixed cost of license revenue. Cost of license revenue increased $0.1 million, or 8%, in fiscal 2009 compared to fiscal 2008. This increase was primarily due to an increase in third-party royalty costs. License revenue gross margins decreased to 94% in fiscal 2009 from 96% in fiscal 2008 due to the decrease of license revenue relative to fixed expenses.

Cost of Professional Services Revenue. Cost of professional services decreased by $2.4 million, or 11%, in fiscal 2010 compared to 2009. The decrease was attributable to decreases in third party labor of $1.9 million, salaries and related benefits of $0.3 million and facilities and telecom allocations of $0.2 million. The professional services gross margin decreased to 30% in fiscal 2010 compared to 33% in fiscal 2009. The decrease in gross margin is primarily due to a decrease in professional services revenue and our inability to decrease costs accordingly. Cost of professional services revenue decreased $0.2 million, or 1%, in fiscal 2009 compared to fiscal 2008. This decrease was primarily due to a reduction in travel related expenses. The professional services gross margin increased to 33% in fiscal 2009 compared to 32% in fiscal 2008 due primarily to a decrease in travel related expenses.

Amortization of acquired developed technology. The amortization of acquired developed technology is comprised of the ratable amortization of technological assets acquired in our acquisition of Centra in 2006. We amortize the cost of these assets over a period of five years. Amortization expense was $1.2 million in each of fiscal 2010, 2009 and 2008.

Operating Expenses

	Years ended May 31,
	2010	Percent of Total Revenue	2009	Percent of Total Revenue	2008	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$17,787	16%	$17,380	17%	$16,498	15%
Sales and marketing	33,405	31%	26,405	26%	36,571	34%
General and administrative	14,470	13%	15,200	15%	14,609	14%
Restructuring	(38)	0%	539	1%	—	0%
Amortization of purchased intangible assets	2,538	2%	2,538	2%	2,538	2%

Total operating expenses	$68,162	62%	$62,062	61%	$70,216	65%

Research and development. Research and development expenses increased $0.4 million, or 2%, during fiscal 2010 compared to fiscal 2009. This increase was primarily due to an increase in salaries and benefits related expenses of $0.4 million and an increase in recruiting expenses of $0.2 million, partially offset by decreases in facilities and internal information technology related costs of $0.1 million and third party consulting fees of $0.1 million. Research and development expenses increased $0.9 million, or 5%, during fiscal 2009 compared to fiscal 2008. This increase was primarily due to increases in salaries and related expenses of $0.8 million, third party fees of $0.2 million and software and equipment maintenance expenses of $0.1 million, partially offset by a decrease in facilities and internal information technology-related costs of $0.2 million.

Sales and marketing. Sales and marketing expenses increased by $7.0 million, or 27%, during fiscal 2010 compared to fiscal 2009. The increase in sales and marketing expenses in fiscal 2010 was attributable to increases in salaries and benefits related expenses of $4.4 million, third party consulting fees of $0.9 million, marketing related expenses of $0.8 million, recruiting expenses of $0.4 million, conferences and meetings expenses of $0.3 million and facilities and allocations expenses of $0.2 million. These increases reflected our plan to expand our sales coverage and marketing support to align with key growth initiatives. Sales and marketing expenses decreased by $10.2 million, or 28%, during fiscal 2009 compared to fiscal 2008. The decrease in sales and marketing expenses in fiscal 2009 was primarily attributable to decreases in salaries and related expenses of $6.9 million due primarily to the reduced headcount related to the restructuring in sales and marketing in the second half of fiscal 2009, marketing expenses of $0.7 million, facilities and internal information technology related costs of $1.3 million, and travel and related expenses of $0.7 million. We anticipate an increase in sales and marketing expenses in fiscal 2011, which we anticipate to be primarily related to headcount additions as we continue to expand our sales and marketing functions.

General and administrative. General and administrative expenses decreased $0.7 million, or 5%, during fiscal 2010 compared to fiscal 2009. This decrease was primarily due to a decrease in accounting and tax fees of $0.4 million and legal fees of $0.4 million, partially offset by increases in recruiting expenses of $0.1 million. General and administrative expenses increased $0.6 million, or 4%, during fiscal 2009 compared to fiscal 2008. This increase was primarily due to increases in legal and accounting fees of $0.7 million and facilities and internal information technology related costs of $0.7 million, partially offset by decreases in compensation related expense of $0.2 million, bad debt of $0.2 million, travel of $0.2 million, third party consulting fees of $0.1 million and $0.1 million in software maintenance expenses.

Amortization of purchased intangible assets. Amortization of purchased intangible assets totaled $2.5 million in fiscal 2010, 2009, and fiscal 2008. Future amortization expense is currently expected to be $3.3 million in fiscal 2011, $1.8 million in fiscal 2012 and zero thereafter. We review our intangible assets at least annually and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Restructuring charges

During fiscal 2009, we approved and initiated a plan to restructure and eliminate approximately 5% of the workforce across all functions (the “2009 Plan”). This restructuring program was implemented under the provisions of ASC 420-10 Exit or Disposal Cost Obligations (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities). The restructuring eliminated 23 positions during the third quarter of fiscal 2009 and 19 positions in the fourth quarter of fiscal 2009. Charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring in our consolidated statements of operations and totaled approximately $0.5 million during the six months ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009. The total remaining restructuring balance of $146,000 was paid by the end of the second quarter of fiscal year ended May 31, 2010.

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net increased by $68,000 to $123,000 in fiscal 2010 from $55,000 in fiscal 2009. This increase compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.1 million, partially offset by an increase in foreign currency losses of $0.2 million. Interest income and other, net decreased by $0.6 million to $55,000 in fiscal 2009 from $0.6 million in fiscal 2008. This decrease compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.2 million, partially offset by an increase in foreign currency losses of $0.6 million.

Interest expense

Interest expense was $7,000 in fiscal 2010, $31,000 in fiscal 2009 and $0.2 million in fiscal 2008. These decreases in interest expense were primarily due to the interest resulting from paying off the debt balance in the second quarter of fiscal 2010 and a lower average debt balance and lower average interest rates for the debt compared to prior years.

DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
	2010	2009
	(in thousands)
Subscription	$32,985	$30,936
Professional services	3,610	2,998
Licenses	399	1,405

Total deferred revenues	$36,994	$35,339

Deferred revenues, current	$34,435	$32,611
Deferred revenues, non-current	2,559	2,728

Total deferred revenues	$36,994	$35,339

Deferred subscription revenue includes deferred software license updates and product support revenue as well as deferred revenue from products made available in the cloud. Deferred subscription revenue represents contracts for which cash has been received plus billings for which the service has started but cash has not been received. Subscription contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the subscription period. Deferred professional services revenues include amounts invoiced for consulting and educational services, which have not yet been delivered. In addition, deferred professional services revenue includes amounts invoiced for services that have been delivered, but are not separable from cloud-based subscriptions. Revenues for services that are not separable from cloud-based subscriptions are deferred until performance has been completed and then recognized ratably over the longest period of the arrangement. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual levels at the end of the first and second fiscal quarters. We have disproportionately higher levels of subscription renewal billing, during our third and fourth fiscal quarters.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing and Renewal Rates

We track operating metrics for invoicing, which represents our total billings, and renewal rates for subscription services. We invoiced $116.0 million for the fiscal year ended May 31, 2010, compared to $111.0 million for the fiscal year ended May 31, 2009. Our subscription renewal rate on a dollar basis was 93% for the fiscal year ended May 31, 2010 compared to 91% for the fiscal year ended May 31, 2009.

Provision for income taxes

From inception to May 31, 2007, we incurred net losses for federal and state tax purposes. Income tax expense from inception to May 31, 2010 includes United States deferred and foreign income taxes and also a provision for federal alternative minimum tax, state income taxes and usage of net operating losses in acquisitions. We recorded income tax expense of approximately $0.6 million in fiscal 2010, $1.9 million in fiscal 2009 and $1.3 million in fiscal 2008.

We have recorded a valuation allowance for the full amount of the net United States deferred tax assets, as we believe it is more likely than not that the deferred tax assets will not be realized.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the two-year period ended May 31, 2010. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. You should not draw any conclusions about our future results from the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2010	Feb 28, 2010	Nov 30, 2009	Aug 31, 2009	May 31, 2009	Feb 29, 2009	Nov 30, 2008	Aug 31, 2008

	(in thousands, except per share data)
Revenues:
Subscription	$14,866	$14,333	$14,135	$14,001	$13,792	$13,827	$14,096	$13,559
License	6,962	5,515	6,352	5,712	4,486	4,725	2,971	2,958
Professional services	7,789	6,812	6,995	6,098	7,272	7,594	8,756	8,782

Total revenues	29,617	26,660	27,482	25,811	25,550	26,146	25,823	25,299

Cost of revenues	9,825	9,631	9,434	9,102	9,743	10,042	10,440	11,057

Gross profit	19,792	17,029	18,048	16,709	15,807	16,104	15,385	14,242

Operating expenses:
Research and development	4,232	4,609	4,725	4,222	4,142	4,346	4,606	4,286
Sales and marketing	10,358	7,733	8,526	6,788	6,805	5,673	6,821	7,107
General and administrative	3,485	3,530	3,613	3,843	3,575	3,389	3,871	4,341
Restructurings	—	—	(2)	(37)	287	277	—	—
Amortization of purchased intangible assets	634	634	634	634	634	634	634	634

Total operating expenses	18,709	16,506	17,496	15,450	15,443	14,319	15,932	16,368

Income (loss) from operations	1,083	523	552	1,259	364	1,785	(547)	(2,126)
Interest income (expense) and other, net	137	(49)	52	(25)	330	(35)	319	71

Income (loss) before provision for income taxes	1,220	474	604	1,234	34	1,750	(228)	(2,055)
Provision for income taxes	(443)	(44)	62	(214)	(1,155)	(415)	(127)	(159)

Net income (loss)	$777	$430	$666	$1,020	$(1,121)	$1,335	$(355)	$(2,214)

Basic net income (loss) per share	$0.03	$0.02	$0.02	$0.03	$(0.04)	$0.05	$(0.01)	$(0.08)

Diluted net income (loss) per share	$0.03	$0.01	$0.02	$0.03	$(0.04)	$0.05	$(0.01)	$(0.08)

Shares used in computing basic net income (loss) per share	28,048	27,922	27,851	29,220	29,197	29,186	29,164	29,151

Shares used in computing diluted net income (loss) per share	29,324	29,043	28,855	29,833	29,197	29,247	29,164	29,151

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

Factors that could affect our quarterly operating results are described under the caption Item 1A: “Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

	Years ended May 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$11,745	$12,690	$5,052
Net cash used in investing activities	$(792)	$(2,071)	$(3,327)
Net cash used in financing activities	$(4,448)	$(299)	$(3,069)
Effect of exchange rate changes on cash and cash equivalents	$(481)	$(967)	$(120)

We have funded our operations through operating activities and our most significant source of operating cash flows stems from customer purchases of our subscription services, professional services and licenses. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of May 31, 2010, we had $32.0 million in available cash and cash equivalents.

Cash Provided By Operating Activities

Cash provided by operating activities was $11.7 million in fiscal 2010 compared to cash provided by operating activities of $12.7 million in fiscal 2009. The $1.0 million decrease in fiscal 2010 was primarily attributable to a $0.4 million decrease in cash collections resulting from a $1.6 million lower opening accounts receivable balance for fiscal year 2010, partially offset by $1.2 million in higher collections of fiscal year 2010 billings.

Cash provided by operating activities was $12.7 million in fiscal 2009 compared to cash provided by operating activities of $5.1 million in fiscal 2008. The $7.6 million increase in fiscal 2009 was primarily attributable to a $1.1 million increase in cash collections resulting from a $3.5 million higher opening accounts receivable balance for fiscal year 2009, a $1.2 million increase resulting from a higher utilization of non-cash adjustment to goodwill and a reduction in net loss, partially offset by $2.4 million in lower collections of fiscal year 2009 billings and a favorable cash impact of $3.1 million due to higher cash flow benefit from deferred revenue for the fiscal year ended May 31, 2009 compared to the fiscal year ended May 31, 2008.

Total accounts receivable billing days outstanding (“BDO”) was 68 days at May 31, 2010 and 66 days at May 31, 2009. The increase in BDO was due to lower collections in the quarter ended May 31, 2010 compared to the same period in the prior year. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), based on a quarter calculation, was 76 days at May 31, 2010 and 77 days at May 31, 2009. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Cash Used In Investing Activities

Cash used in investing activities of $0.8 million in fiscal 2010, $2.1 million in fiscal 2009 and $3.3 million in fiscal 2008 was to purchase additional equipment for use in our operations.

Cash Used In Financing Activities

Cash used in financing activities decreased in fiscal 2010 to $4.4 million compared to cash provided by financing activities of $0.3 million in fiscal 2009. The decrease included a stock buyback of $4.9 million, repurchase of stock to satisfy employee tax withholding obligations on restricted stock units of $0.1 million and notes payable of $0.3 million, partially offset by an increase of proceeds from the issuance of common stock of $0.9 million. Cash used in financing activities decreased in fiscal 2009 to $0.3 million compared to cash used in financing activities of $3.1 million in fiscal 2008. The decrease in cash used included a reduction from $4.2 million in fiscal 2008 to $0.4 million in fiscal 2009 of cash used for the repayments of borrowings under our credit facilities and equipment term loans offset by a reduction in cash proceeds from the issuance of stock under our stock-based compensation plans from $1.2 million in fiscal 2008 to $0.2 million in fiscal 2009.

Contractual Obligations and Commitments

On July 29, 2009, we established a credit facility to provide for a revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million was available under the revolving line of credit. With respect to borrowings in excess of $4.0 million, the revolving line of credit was a receivables borrowing base credit facility. The revolving line of credit also included a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line of credit was, at our option, equal to either (i) the sum of the prime rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR rate (as defined in the facility) plus 3.25%. No amounts were outstanding under the credit facility as of May 31, 2010. The revolving line of credit matured on July 28, 2010 and no amounts were outstanding as of such date.

We currently anticipate that our available cash resources, combined with cash flows generated from revenues will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or seek, to raise additional funds in the future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current stockholders’ ownership interests.

During the fiscal quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $0.6 million remained payable as of May 31, 2010. As of May 31, 2010, except for this three year contract for software services, we did not have any additional significant purchase obligations for goods or services that are enforceable and legally binding.

The following table summarizes our contractual obligations at May 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by fiscal year
	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$579	$386	$193	$—	$—	$—	$—
Operating lease obligations	14,074	3,819	3,797	3,509	2,949	—	—
Other long-term liabilities	105	105	—	—	—	—	—

Total	$14,758	$4,310	$3,990	$3,509	$2,949	$—	$—

Off-Balance Sheet Arrangements

As of May 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk. Our revolving line of credit matured on July 28, 2010 and no amounts were outstanding as of such date. Accordingly, we currently neither have any outstanding borrowings nor any credit facility from which we can borrow.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At May 31, 2010, we had available cash and cash equivalents totaling $32.0 million. Of this amount, approximately $9.1 million was invested in money market accounts bearing variable interest rates of between 0.04% and 5.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from our inter-company accounts which are typically denominated in the functional currency of our foreign subsidiaries, which is the local currency. When these inter-company accounts are translated into U.S. dollars, they have an impact on our operating results depending upon the movement in foreign currency rates. During the fiscal year ended May 31, 2010, our total realized and unrealized losses due to movements in foreign currencies, primarily British pound, European Union euro, Japanese yen and Australian dollar, were $68,000. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements. In fiscal year 2010, we had a foreign currency rate variance of less than 10%. As of May 31, 2010, we did not enter into any foreign currency hedging contracts although we may do so in the future.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saba Software, Inc.’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

San Francisco, California

August 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited Saba Software’s Internal Control over Financial Reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saba Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saba Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010 of Saba Software, Inc. and our report dated August 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

San Francisco, California

August 12, 2010

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31, 2010	May 31, 2009 *
ASSETS
Current assets:
Cash and cash equivalents	$32,002	$25,978
Restricted cash	20	100
Accounts receivable, net of allowances for doubtful accounts of $150 and $101 as of May 31, 2010 and 2009, respectively	23,352	20,010
Prepaid expenses and other current assets	1,788	2,245

Total current assets	57,162	48,333
Property and equipment, net	3,178	4,755
Goodwill	36,095	36,095
Purchased intangible assets, net	5,027	8,743
Restricted cash	260	260
Other assets	1,722	1,537

Total assets	$103,444	$99,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,218	$2,620
Accrued compensation and related expenses	8,069	5,867
Accrued expenses	2,746	3,137
Deferred revenue	34,435	32,611
Current portion of debt and lease obligations	450	630

Total current liabilities	48,918	44,865
Deferred revenue	2,559	2,728
Other long-term liabilities	1,156	1,354
Accrued rent	1,785	2,211

Total liabilities	54,418	51,158
Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at May 31, 2010 and May 31, 2009; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 28,252,131 shares issued at May 31, 2010 and 29,300,148 shares issued at May 31, 2009	29	30
Additional paid-in capital	255,938	258,128
Treasury stock: 121,997 shares at May 31, 2010 and 102,997 at May 31, 2009.	(328)	(232)
Accumulated deficit	(206,336)	(209,230)
Accumulated other comprehensive loss	(277)	(131)

Total stockholders’ equity	49,026	48,565

Total liabilities and stockholders’ equity	$103,444	$99,723

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2010	2009	2008
Revenues:
Subscription	$57,335	$55,277	$53,283
License	24,541	15,139	22,041
Professional services	27,694	32,405	32,453

Total revenues	109,570	102,821	107,777
Cost of revenues:
Cost of subscription	16,439	17,348	16,132
Cost of license	897	909	839
Cost of professional services	19,477	21,847	22,075
Amortization of acquired developed technology	1,178	1,178	1,178

Total cost of revenues	37,991	41,282	40,224

Gross profit	71,579	61,539	67,553
Operating expenses:
Research and development	17,787	17,380	16,498
Sales and marketing	33,405	26,405	36,571
General and administrative	14,470	15,200	14,609
Restructuring	(38)	539	—
Amortization of purchased intangible assets	2,538	2,538	2,538

Total operating expenses	68,162	62,062	70,216

Income (loss) from operations	3,417	(523)	(2,663)
Interest and other income, net	123	55	626
Interest expense	(7)	(31)	(161)

Income (loss) before provision for income taxes	3,533	(499)	(2,198)
Provision for income taxes	(640)	(1,856)	(1,344)

Net income (loss)	$2,893	$(2,355)	$(3,542)

Basic net income (loss) per share	$0.10	$(0.08)	$(0.12)

Diluted net income (loss) per share	$0.10	$(0.08)	$(0.12)

Shares used in computing basic net income (loss) per share	28,263	29,174	29,016

Shares used in computing diluted net income (loss) per share	29,293	29,174	29,016

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2008	—	$—	29,227,656	$30	$255,637	(102,997)	$(232)	$(206,875)	$(72)	$48,488
Issuance of common stock under employee stock purchase plan	—	—	72,492	—	150	—	—	—	—	150
Share-based compensation	—	—	—	—	2,341	—	—	—	—	2,341
Net loss	—	—	—	—	—	—	—	(2,355)	—	(2,355)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(59)	(59)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,414)

Balance at May 31, 2009	—	—	29,300,148	30	258,128	(102,997)	(232)	(209,230)	(131)	48,565
Issuance of common stock in connection with exercise of stock options	—	—	221,573	0	762	—	—	—	—	762
Issuance of common stock under employee stock purchase plan	—	—	64,013	0	108	—	—	—	—	108
Repurchase of Common stock			(1,384,920)	(1)	(4,846)	(19,000)	(95)			(4,942)
Issuance of common stock net of repurchase of stock to satisfy employee tax withholding obligations			51,317		(140)					(140)
Share-based compensation	—	—	—	—	1,908	—	—	—	—	1,908
Stock option excess income tax benefit	—	—	—	—	18	—	—	—	—	18
Net income	—	—	—	—	—	—	—	2,893	—	2,893
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(146)	(146)

Comprehensive income	—	—	—	—	—	—	—	—	—	2,748

Balance at May 31, 2010	—	$—	28,252,131	$29	$255,938	(121,997)	$(327)	$(206,337)	$(277)	$49,026

See accompanying Notes to Consolidated Financial Statements

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$2,893	$(2,355)	$(3,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,386	2,422	1,908
Amortization of purchased intangible assets	3,716	3,716	3,955
Non-cash adjustment to goodwill	—	1,613	585
Share-based compensation	1,908	2,341	3,010
Stock option excess income tax benefit	(18)	—	—
Loss on disposal of property and equipment	(67)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,956)	1,294	(870)
Prepaid expenses and other current assets	421	569	(93)
Other assets	(224)	(46)	(576)
Accounts payable	606	(1,283)	(805)
Accrued compensation and related expenses	2,460	290	(82)
Accrued expenses	(236)	(623)	(40)
Deferred revenue	2,377	4,919	1,798
Accrued rent	(521)	(167)	(196)

Net cash provided by operating activities	11,745	12,690	5,052
Investing activities:
Purchases of property and equipment	(770)	(2,071)	(3,467)
Purchases of investments, net	(22)	—	140

Net cash used in investing activities	(792)	(2,071)	(3,327)
Financing activities:
Proceeds from issuance of common stock under stock plans	870	150	1,220
Stock option excess income tax benefit	18
Repurchase of common stock	(4,942)	—	—
Repurchase of stock to satisfy employee tax withholding obligations	(140)	—	—
Repayments of borrowings under credit facility	(232)	(331)	(4,189)
Repayments under equipment term loans	—	(72)	(68)
Repayments of note payable	(22)	(46)	(32)

Net cash used in financing activities	(4,448)	(299)	(3,069)
Effect of exchange rate changes on cash and cash equivalents	(481)	(967)	(120)
(Decrease) increase in cash and equivalents	6,024	9,354	(1,464)
Cash and cash equivalents, beginning of period	25,978	16,624	18,088

Cash and cash equivalents, end of period	$32,002	$25,978	$16,624

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$356	$696	$523

Cash paid for interest	$3	$31	$158

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (“Saba” or the “Company”) provides people systems, which constitute a new class of business-critical software that combines enterprise learning, people management and collaboration technologies. Our people systems enable organizations to mobilize and engage their people to drive new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are available both on-premise and in the cloud, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase the Company’s common stock, and valuation of deferred tax assets, among others. The Company bases its estimates for the carrying values of assets and liabilities using historical experience and other assumptions that are believed to be reasonable.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Cash and cash equivalents are stated at fair value based on quoted market prices.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Carrying amounts of certain of Saba’s financial instruments including cash, cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amount of Saba’s capital lease obligations approximate fair value based on the terms of similar borrowing arrangements available to Saba.

The restricted cash as of May 31, 2010 is comprised of cash deposits of $260,000 and $20,000 related to a building lease and certain sales agreement, respectively. These funds are included in our cash and cash equivalents on our consolidated balance sheets.

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

	Beginning Balance	Additions or Adjustments charged to Operations	Write-Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2008	$402	166	259	$309
May 31, 2009	$309	(25)	183	$101
May 31, 2010	$101	126	77	$150

Accounts receivable includes amounts earned but unbilled of $1.9 million and $2.3 million at May 31, 2010 and 2009. At May 31, 2010 and 2009, there was no single customer representing more than 10% of Saba’s accounts receivable balance.

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

Software Development Costs

Saba accounts for software development costs in accordance with ASC 985-20 Software- Cost of Software to Be Sold, Lease, or Marketed (formerly known as SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2010, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

Saba accounts for income taxes in accordance with ASU 740-10 Income Taxes (formerly known as FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

ASU 740-10 Income Taxes (formerly known as Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”)) clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement. This interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASU 740 also provided guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

Stock Options and Equity Instruments Exchanged for Services

The Company has share-based payment award plans for its employees and directors that are described fully in Notes 6 and 7. The share-based compensation expenses associated with awards under these plans are recorded in accordance with ASC 718-10 Compensation—Stock Compensation, (formerly SFAS No. 123 (revised 2004), Share-Based Payment), as discussed in Note 7.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 718-10 requires the use of a valuation model to calculate the fair value of share-based awards. The Company elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of share options on the dates of grant, consistent with that used for pro forma disclosures under ASC718-10.

See Note 6 for information on the impact of ASC 718-10 to the Company’s financials and the assumptions the Company used to calculate the fair value of share-based employee compensation.

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of ASC 260-10 Earnings per Share, (formerly SFAS No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options.

The calculations of basic and diluted net income (loss) per share are as follows:

	Years ended May 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (loss)	$2,893	$(2,355)	$(3,542)
Weighted-average shares of common stock used in computing basic net income (loss) per share	28,263	29,174	29,016
Effect of dilutive employee stock plans	1,030	—	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	29,293	29,174	29,016

Basic net income (loss) per share	$0.10	$(0.08)	$(0.12)

Diluted net income (loss) per share	$0.10	$(0.08)	$(0.12)

For fiscal 2010, Saba added 1.0 million common equivalent shares related to employee stock plans to the basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. Saba is required to include these dilutive shares in our calculations of net income per share for fiscal 2010 because Saba earned a profit. If Saba had earned profit during fiscal 2009 and 2008, Saba would have added common equivalent shares of 23,340 and 242,296, respectively to the basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of stock options and restricted stock units, if they have exercise prices, higher than the average stock price during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 3.8 million, 4.7 million and 3.5 million shares for fiscal year 2010, 2009 and 2008, respectively. While these common equivalent shares are anti-dilutive, they could be dilutive in the future,

Revenue Recognition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subscription revenues include revenue from delivery of our products in the cloud and revenue from licenses updates and product support. Revenue from providing customers with access to our products from the cloud is recognized as a service arrangement whereby the revenue is recognized ratably over the term of the arrangement upon delivery or on an as-used basis if defined in the contract. Certain of its cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under ASC 605 (formerly SAB No.104, Revenue Recognition). Saba cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605 (formerly AICPA Statement of Position 97-2, which includes Emerging Issues Task Force (“EITF”) Issue No. 00-3 Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. License updates and product support revenue is recognized ratably over the term of the arrangement, typically 12 months.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of ASC 605-35 Construction-Type and Certain Production–Type Contracts (formerly SOP 81-1, Accounting for Performance of Construction-Type and Certain Production–Type Contracts). A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, which is a liability account. When the revenue recognition criteria of ASC 985-605 have been satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and delivery of our products in the cloud, but not a license of the Company’s software, the Company recognizes revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the related revenue is recognized ratably over the longest subscription service period. Additionally, the Company defers the direct costs related to the professional services and recognizes them ratably over the applicable subscription period. The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription, the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. Saba incurred advertising costs of $0.2 million, $0.2 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is reported in the accompanying statement of stockholders’ equity. Accumulated other comprehensive income (loss) is comprised of foreign currency translation activity as follows:

	May 31,
	2010	2009
	(in thousands)
Foreign currency translation loss	$(146)	$(131)

Accumulated other comprehensive loss	$(146)	$(131)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition— Milestone Method (Topic 605)—Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for the Company in fiscal 2012 and should be applied prospectively. Early adoption is permitted. If the Company is to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, the Company must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

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

In September 2006, the FASB issued ASC 820-10 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The effective date of ASC 820-12 is for fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis at least annually. The Company adopted ASC 820-10 in the first quarter of fiscal 2009, except for those items specifically deferred under ASC 820-10 (formerly FSP No. FAS 157-2), which were adopted in the first quarter of fiscal 2010. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Property and Equipment

Property and equipment consists of the following:

	May 31,		Estimated Useful Lives
	2010	2009
	(in thousands)
Computer equipment	$17,181	$16,729	1 to 3 Years
Office furniture and fixtures	1,925	1,919	5 Years
Leasehold improvements	1,662	1,687	1 to 5 Years

	20,768	20,335
Less accumulated depreciation and amortization	(17,590)	(15,580)

	$3,178	$4,755

Depreciation expense for the fiscal years ended May 31, 2010, 2009 and 2008 was $2.4 million, $2.4 million and $1.9 million, respectively.

4.     Purchased Intangible Assets and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2010			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$14,920	$(10,787)	$4,133	6.3 Years
Tradenames	820	(710)	110	5.0 Years
Acquired developed technology	5,890	(5,105)	785	5.0 Years

Total	$21,630	$(16,602)	$5,028

	May 31, 2009			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$14,920	$(8,413)	$6,507	6.3 Years
Tradenames	820	(547)	273	5.0 Years
Acquired developed technology	5,890	(3,927)	1,963	5.0 Years

Total	$21,630	$(12,887)	$8,743

Amortization expense related to purchased intangible assets was $3.7 million, $3.7 million and $4.0 million in fiscal years 2010, 2009 and 2008, respectively. The total expected future amortization related to purchased intangible assets will be approximately $3.3 million and $1.8 million in fiscal years 2011 and 2012, respectively.

In accordance with ASC 350-20 Goodwill (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets), the Company does not amortize the cost of goodwill; rather, it examines goodwill each year for impairment and adjusts the carrying value downward if impairment is discovered. ASC 350-20 prescribes a

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. Saba operates as a single operating segment as discussed in Note 11. Accordingly, all of Saba’s goodwill is associated with the entire company. During the fourth quarter of fiscal 2010, Saba performed the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require Saba to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2010, 2009 and 2008 are as follows and described in Note 3:

Net Carrying Amount
(in thousands)
Goodwill, as of May 31, 2008	$37,708
Adjustments to goodwill related to the use of acquired NOLs	(1,613)

Goodwill, as of May 31, 2009	$36,095

During fiscal year ended May 31, 2009, the Company reported net income which was offset by the utilization of acquired net operating losses. The acquired net operating losses were subject to a full valuation allowance. The tax benefits applicable to the net operating losses in fiscal 2009 of the acquired entities amounted to $1.3 million and were credited directly to goodwill with the offsetting entry being to income tax expense. During fiscal year ended May 31, 2010, there were no changes in goodwill.

5.     Debt and Lease Obligations

Credit Facility

On July 29, 2009, the Company established a credit facility to provide for a revolving line of credit with a maturity date of July 28, 2010. An aggregate principal amount of up to $9.0 million was available under the revolving line. With respect to borrowings in excess of $4.0 million, the revolving line was a receivables borrowing base credit facility. The revolving line also included a sublimit of up to $4.0 million for letters of credit, cash management and foreign exchange services. The interest rate applicable to the revolving line was, at the Company’s option, equal to either (i) the sum of the Prime Rate (as defined in the facility) plus 0.25%, or (ii) the sum of the LIBOR Rate (as defined in the facility) plus 3.25%. No amounts were outstanding under the credit facility as of May 31, 2010. The credit facility matured as of July 28, 2010.

The credit facility was secured by all of the Company’s personal property other than its intellectual property. The facility included certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things: encumber its intellectual property; incur additional indebtedness; create liens on its property; make certain investments and acquisitions; merge or consolidate with any other entity; convey, sell, lease, transfer or otherwise dispose of assets; change its business; experience a change of control; pay dividends, distributions or make other specified restricted payments or repurchases; and enter into certain transactions with affiliates. Such restrictions and limitations were subject to usual and customary exceptions contained in credit agreements of this nature. In addition, the facility required the Company to satisfy a minimum consolidated EBITDA – Earnings Before Interests, Taxes, Depreciation and Amortization covenant on a quarterly basis and a minimum liquidity covenant on a monthly basis. If the Company violated any of these restrictive covenants or otherwise breached the credit facility agreement, the Company would have been required

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repay the obligations under the facility prior to their stated maturity date, and the bank could have foreclosed on any collateral provided by the Company. The Company was in compliance with these covenants as of May 31, 2010.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2014. Rent expense was $4.3 million, $4.4 million, and $4.6 million in fiscal years 2010, 2009 and 2008, respectively. Rent expense of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

During the quarter ended February 28, 2009, the Company entered into a non-cancelable three year contract for software services of which $0.6 million remained as of May 31, 2010.

The following table summarizes Saba’s future minimum lease payments, contract obligations and principal payments under debt obligations as of May 31, 2010.

	Payments due by fiscal year
	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$579	$386	$193	$—	$—	$—	$—
Operating lease obligations	14,074	3,819	3,797	3,509	2,949	—	—
Other long-term liabilities	105	105	—	—	—	—	—

Total	$14,758	$4,310	$3,990	$3,509	$2,949	$—	$—

6.     Share-Based Compensation

Under ASC 718-10 Compensation-Stock Compensation (formerly known as SFAS 123R, Share-Based Payment), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Summary of Assumptions

The Company currently uses the Black-Scholes-Merton model (BSM) option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Through December 2007, the Company estimated the expected term of share-based awards granted by applying the simplified method in accordance with SAB 107, which provides supplemental implementation guidance for ASC 718-10. Beginning January 2008, the Company estimates the expected term of the share-based awards based on its historical option activities including option exercises and holding patterns in accordance with ASC 718-10. The Company estimates the volatility of its common share-based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the awards granted under the Company’s stock option plans and stock purchased under the ESPP:

	Years ended May 31,
	2010	2009	2008
Stock Options:
Expected volatility	57%	59%	49%
Risk-free interest rates	2.76%	1.60%	3.50%
Expected term (years)	5.7	4.1	3.8
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	74%	77%	46%
Risk-free interest rates	0.4%	0.5%	4.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP shares that was recorded in the Company’s results of operations in accordance with ASC 718-10:

	Years ended May 31,
	2010	2009	2008
	(in thousands)
Cost of revenues	$322	$384	$399
Research and development	393	426	467
Sales and marketing	478	729	939
General and administrative	715	802	1204

Share-based compensation expense included in net income (loss)	$1,908	$2,341	$3,009

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Years Ended May 31,
	2010	2009	2008
	(in thousands)
Stock options	$1,627	$2,173	$2,799
Restricted stock units	220	29	—
Employee stock purchase plan	61	139	210

Total share-based compensation	$1,908	$2,341	$3,009

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the fiscal third quarter ended February 28, 2009, the Board of Directors of the Company granted only stock options. The Board of Directors commenced granting restricted stock units (“RSUs”) in addition to stock options during the fiscal third quarter ended February 28, 2009.

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. The stock-based compensation expenses for RSUs that were recorded in the Company’s results of operations in accordance with ASC 718-10, for the fiscal year ended May 31, 2010 and 2009 were $0.2 million and $29,000, respectively. As of May 31, 2010, 81,800 shares of the RSUs were vested. In order to satisfy tax withholding obligations that arose on the vesting of restricted stock units, 30,483 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $0.1 million.

In order to provide an incentive to its employees, the board of directors (“Board”) of the Company approved a modification of the contractual term of certain vested and unvested options outstanding as of March 10, 2009 to extend their contractual term from six years to ten years. As a result of this modification, incremental share-based compensation expense for vested awards totaling $0.4 million was recorded on March 10, 2009. In addition, incremental share-based compensation expense for unvested awards totaling $0.2 million will be recognized over the remaining vesting periods of the unvested awards that were modified. The incremental share-based compensation expense for vested and unvested awards was determined using the BSM valuation model as the excess of the fair values of the modified replacement awards over the fair value of the existing unmodified awards determined as of March 10, 2009.

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

7.     Stockholders’ Equity

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2010, Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	5,597,502
Restricted Stock Units	512,663
Stock options available for future grant	2,036,540
Employees stock purchase plan	706,819

8,853,524

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares at June 1 of each year, or (iii) a lesser number of shares determined by the Board of Directors. An amendment and restatement of the ESPP (the “Amended and Restated ESPP”) was adopted by the Company’s board of directors in September 2009, subject to the approval of the Company’s stockholders. The Amended and Restated ESPP provides eligible employees of the Company and its participating subsidiaries with the opportunity to purchase shares of the Company’s common stock through payroll deductions. At the annual meeting of stockholders of the Company held on November 18, 2009, the Company’s stockholders approved the Amended and Restated ESPP. The Amended and Restated ESPP amended and restated the ESPP to (i) extend the term of the ESPP through November 18, 2019, (ii) eliminate the automatic annual share increase provision of the ESPP, (iii) increase the number of shares of common stock reserved for issuance under the ESPP by 261,693 shares, to an aggregate of 1,000,000 shares available for issuance by the Company under the ESPP as of November 18, 2009 and (iv) effect various technical revisions and improvements. Shares issued under the Amended ESPP were 64,013 during fiscal year 2010 and 72,492 during fiscal year 2009. As of May 31, 2010, 706,819 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), Saba may grant options to purchase up to 2,703,807 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options (110% in certain circumstances) and not less than 85% of fair market value for non-statutory stock options. Options generally expire ten years from the date of grant and generally vest over four years. As of May 31, 2010, shares are no longer available for issuance under the 1997 Plan.

In January 2000, the Board of Directors adopted the 2000 Stock Incentive Plan (the “2000 Plan”) and reserved 1,500,000 shares for grant under the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1997 Plan, except that options generally expire six years from the date of grant. Beginning June 1, 2001, stock options reserved for issuance under the 2000 Plan increase annually in increments equal to the lesser of (i) 750,000 shares, (ii) five percent of the outstanding shares on June 1, or (iii) a lesser number of shares determined by the Board of Directors. On January 16, 2009, the Board of Directors implemented and issued from the 2000 Plan, restricted stock units as an incentive to the employees. In addition, on March 10, 2009 the Board of Directors approved a modification of the contractual term of certain options outstanding by extending their contractual term from six to ten years. As of May 31, 2010, shares are no longer available for issuance under the 2000 Plan.

The 2009 Stock Plan was adopted by the Company’s board of directors in September 2009, subject to the approval of the Company’s stockholders. At the annual meeting of stockholders of the Company held on November 18, 2009, the Company’s stockholders approved the 2009 Stock Plan.

The 2009 Stock Plan allows the Company to make broad-based grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, non-employee directors and consultants as key elements of compensation. There are 2,900,000 shares of the Company’s common stock reserved for issuance under the 2009 Stock Plan.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan, 2000 Plan and 2009 Plan are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share
Balance, May 31, 2007	4,714,627	$5.23
Granted	2,004,725	$4.84
Exercised	(230,089)	$3.73
Canceled	(1,620,007)	$5.58

Balance, May 31, 2008	4,869,256	$5.03
Granted	1,286,150	$1.63
Restricted stock units	352,200	$—
Exercised	—	$—
Canceled	(1,222,263)	$5.40

Balance, May 31, 2009	5,285,343	$3.78
Granted	1,316,675	$4.29
Restricted stock units	289,888	$—
Exercised	(303,373)	$3.44
Canceled	(482,829)	$4.34

Balance, May 31, 2010	6,105,704	$3.77

Additional information regarding options outstanding as of May 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
				Number	Weighted-Average Exercise Price
$ 0.00 - $ 1.20	300,000	4.5	$1.02	93,750	$1.02
$ 1.21 - $ 2.94	911,313	5.9	$1.75	392,426	$2.04
$ 2.95 - $ 3.70	661,041	5.5	$3.55	378,088	$3.57
$ 3.71 - $ 3.89	186,912	3.8	$3.78	186,912	$3.78
$ 3.90 - $ 4.19	500,113	7.6	$4.12	187,113	$4.14
$ 4.20 - $ 5.00	1,451,075	7.9	$4.48	632,766	$4.70
$ 5.01 - $ 5.49	343,443	6.3	$5.14	271,728	$5.13
$ 5.50 - $ 6.39	773,930	7.1	$6.03	514,543	$6.15
$ 6.40 - $ 6.60	469,675	6.0	$6.40	440,641	$6.40

	5,597,502	6.6	$4.10	3,097,967	$4.55

The Company defines in-the-money stock options outstanding or vested at May 31, 2010 as options that had exercise prices that were lower than the $5.15 market price of its common stock at that date. The intrinsic value of exercised options is the difference between the market price and the exercise price multiplied by the total number of shares issued on the date of the exercise. The aggregate intrinsic value of in-the-money options outstanding at May 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock. At May 31, 2010, there were options to purchase 4,096,000 shares that were in-the-money, of which 1,956,000 options were exercisable at that date. The total intrinsic value of in-the-money options outstanding at May 31, 2010 was $7.1 million of which $2.9 million was related to exercisable options.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $1.9 million in stock-based compensation expense before income tax benefits during the fiscal year ended May 31, 2010 for stock options granted and shares purchased under the ESPP in its consolidated statement of operations. As of May 31, 2010, the Company had a total of $2.3 million of unrecognized compensation expense before income tax benefits related to non-vested stock-based compensation arrangements granted under all of its equity compensation plans. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and other factors. The Company expects to recognize this cost over a weighted average period of 1.9 years.

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

8.     Income Taxes

The provision for income taxes is comprised of the following:

	Years ended May 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$333	$37	$34
Foreign	187	522	676
State	211	56	46

	731	615	756
Deferred:
Foreign	(91)	(142)	—
Federal	0	1383	588

	(91)	1,241	588

Total provision	$640	$1,856	$1,344

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of loss before provision for income taxes for the years ended May 31, 2010, 2009 and 2008 are as follows:

	Years ended May 31,
	2010	2009	2008
	(in thousands)
United States	$1,875	$(2,242)	$(3,901)
Foreign	1,658	1,743	1,703

	$3,533	$(499)	$(2,198)

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

	May 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$73,899	$78,694
Deferred revenue	1,241	786
Accruals	3,714	1,852
Property, equipment and purchased intangible assets	428	384
Foreign deferred tax asset	301	142
Tax credit carryforwards	5,187	4,799
ASC 718-10 Stock Compensation	674	421
Valuation allowance	(83,204)	(83,515)

Total deferred tax assets	2,240	3,563
Purchased intangible assets	(1,972)	(3,438)
Other	33	17

Net deferred tax assets	$301	$142

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statement of operations is as follows:

	Years ended May 31,
	2010	2009	2008
	(in thousands)
Income tax benefit at the federal statutory rate	$1,236	$(175)	$(769)
State taxes, net of federal benefit	150	36	24
Change in valuation allowance	(736)	808	688
Use of acquired net operating losses	0	453	589
Non-deductible expenses and other	70	239	47
Non-deductible stock compensation	433	907	727
Foreign tax at lower rates	(264)	(352)	(180)
Prior year true up and other	120	70	91
R&D credits	(101)	(195)	(50)
Tax Reserve	(268)	65	177

Total	$640	$1,856	$1,344

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s India subsidiary operates under a 10 year tax holiday which will expire in 2011. The net impact of the tax holiday is immaterial.

As of May 31, 2010, the Company had net operating loss carryforwards of approximately $196.8 million for federal tax purposes and approximately $95.9 million for state tax purposes. Saba also has research credit carryforwards of federal tax purposes of approximately $3.2 million and approximately $2.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2011 through fiscal 2030. The state net operating loss carryforwards will expire in fiscal 2011 through 2029 and the California state research credit will carry forward indefinitely. The Massachusetts research credit carryforward will expire beginning in 2015. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations in the future due to any ownership changes as provided by the Internal Revenue Code and similar state provisions. The annual limitations based on such potential ownership changes could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, including the Company’s history of operating losses, and lack of any carryback potential, the Company has determined that a valuation allowance continues to be necessary for all US deferred tax assets. The deferred taxes of the Company’s India and UK subsidiaries are more likely than not to be realized and therefore no valuation allowance is established against them.

The aggregate changes in the balance of the gross unrecognized tax benefits were as follows (in thousands):

	Years ended May 31,
	2010	2009	2008
	(in thousands)
Beginning Balance, gross uncertain tax positions	$10,618	$7,289	$7,348
Gross increases (decreases) related to prior years’ tax position	(1,005)	2,528	43
Gross increases related to current year tax positions	520	883	173
Settlements	(153)	(82)	(275)

Ending Balance, gross uncertain tax positions	$9,980	$10,618	$7,289

As of May 31, 2010, $0.8 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognized interest and penalties related to uncertain tax positions in the provision of income tax line of the consolidated statements of operations of $0.1 million during fiscal 2010. The gross amount of interest and penalties accrued as of May 31, 2010 was $0.1 million. Interest released on current year reserve releases was ($0.2) million. Domestically, there are currently no examinations for U. S federal and state taxing authorities. Internationally, tax authorities from a number of non-U.S. jurisdictions are examining returns affecting unrecognized tax benefits. The Company believes that, as of May 31, 2010, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on the consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

9.     Retirement Plan

Saba has established the Saba Software 401(k) Plan (the “401(k) Plan”) under section 401(k) of the Internal Revenue Code, covering substantially all of its U.S. employees. Under the 401(k) Plan, participating employees

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31, 2010, 2009 and 2008. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Years ended May 31,
	Total Revenue			Long-Lived Assets
	2010	2009	2008	2010	2009
	(in thousands)			(in thousands)
United States	$74,282	$72,602	$77,767	$43,729	$48,836
United Kingdom	16,189	14,090	12,789	295	429
Rest of the World	19,099	16,129	17,221	276	328

Total	$109,570	$102,821	$107,777	$44,300	$49,593

Major Customers

For fiscal years 2010, 2009 and 2008, no single customer accounted for greater than 10% of revenues.

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

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Notices of appeal of the opinion granting final approval have been filed

Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

The Company, on behalf of Centra, intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. On March 9, 2010, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate (NIRC). According to the NIRC, upon issuance of the Reexamination Certificate, all of the patent’s original claims that were asserted against the Company in the litigation will be cancelled and several new claims added during the reexamination proceeding will be deemed patentable. It presently unknown whether any of the newly-added claims will be asserted against the Company once the Reexamination Certificate issues. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

13.    Restructuring

During fiscal year 2009, management approved and initiated a plan to decrease costs during the third and fourth quarters by eliminating approximately 5% of the workforce across all functions (the “2009 Plan”). The restructuring eliminated 23 positions during the third quarter, 19 positions in the fourth quarter and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring on the statement of operations and totaled approximately $0.5 million during the six months ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009. The total accrued restructuring balance of $146,000 was adjusted and paid off by the end of the second quarter of fiscal year ended May 31, 2010.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Related Party Transactions

During fiscal years 2010, 2009 and 2008, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (Varian) and Masimo Corporation (Masimo). The Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

During fiscal 2010, 2009 and 2008, the components of related party transactions and movements were as follows:

	Years ended May 31,			Years ended May 31,
	Sales to Related Party			Accounts Receivable
	2010	2009	2008	2010	2009
	(in thousands)			(in thousands)
Varian Medical Systems, Inc.	$252	$291	$290	$52	$15
Masimo Corporation	12	11	102	—	1

Total	$264	$302	$392	$52	$16

On August 28, 2009, the Company repurchased 1,384,920 shares of its common stock directly from funds managed by FirstMark Capital L.L.C. in a negotiated transaction for an aggregate purchase price of $4.85 million. Lawrence D. Lenihan, Jr., a former member of the Company’s Board of Directors until July 17, 2009, is the Chief Executive Officer and Managing Director of FirstMark Capital, LLC.

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Saba’s management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that Saba’s internal control over financial reporting was effective as of May 31, 2010. The effectiveness of our internal control over financial reporting as of May 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 12, 2010

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2010

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010.

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

ITEM 11:    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of May 31, 2010, including the 1997 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 2009 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
Option Plans	5,597,502	$3.77	2,036,540
Restricted Stock Units	512,663	$—	—
Employee Stock Purchase Plan	—	$—	706,819

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2010.

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

See Exhibits Index on page 90.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board

Dated: August 12, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 12, 2010

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2010

/s/ GEORGE DE URIOSTE George de Urioste	Director	August 12, 2010

/s/ JOE E. KIANI Joe E. Kiani	Director	August 12, 2010

/s/ DOW R. WILSON Dow R. Wilson	Director	August 12, 2010

/s/ WILLIAM V. RUSSELL William V. Russell	Director	August 12, 2010

/s/ WILLIAM M. KLEIN William M. Klein	Director	August 12, 2010

/s/ WILLIAM N. MACGOWAN William N. MacGowan	Director	August 12, 2010

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(9)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of State of Delaware on June 2, 2009.

3.5(13)	Amended and Restated Bylaws of the Company effective as of September 22, 2009.

4.1(9)	Rights Agreement by and between the Company and Mellon Investor Services LLC dated June 2, 2009.

4.2	Reference is made to Exhibits 3.1 through 3.5.

10.1(4)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(4)	1997 Stock Incentive Plan.

*10.3(4)	Form of 2000 Stock Incentive Plan.

*10.4(4)	Form of 2000 Employee Stock Purchase Plan.

*10.5 (14)	2009 Stock Incentive Plan.

*10.6 (14)	Amended and Restated 2000 Employee Stock Purchase Plan

*10.7(5)	Form of Notice of Option Grant for Certain Executive Officers.

*10.8 (12)	Form of Restricted Stock Unit Agreement Under 2000 Stock Incentive Plan.

*10.9(15)	Form of Stock Option Agreement Under 2009 Stock Incentive Plan.

*10.10(15)	Form of Restricted Stock Unit Agreement Under 2009 Stock Incentive Plan.

10.11(4)	Lease Agreement dated March 16, 1999 between the Company and Westport Joint Venture for the Company’s Redwood Shores, California headquarters.

10.12(11)	Amended and Restated Loan and Security Agreement dated as of July 29, 2009, by and between the Company and Silicon Valley Bank.

*10.13(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Bobby Yazdani

*10.14(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Peter E. Williams III.

*10.15(6)	Executive Officers’ Incentive Plan (Second Half Fiscal Year 2009).

*10.16(10)	Executive Officers’ Incentive Plan (Fiscal Year 2010).

*10.17(7)	Employment Agreement, effective December 8, 2008, by and between the Company and William Slater.

*10.18(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and William Slater.

*10.19	Employment Agreement, effective April 1, 2009, by and between the Company and Jeffrey T. Carr.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Document

24.1(16)	Power of Attorney.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(4)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 30, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 9, 2009.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed January 9, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2009.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 2, 2009.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 31, 2009.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 12, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 24, 2009.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2009.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 9, 2010.

(16)	Included on the signature page to this Annual Report on Form 10-K.

*	Management contracts or compensatory plans or arrangements.