Form 10-Q
period 2010-08-31
SABA SOFTWARE INC
filed 2010-10-07
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 30, 2010, 28,173,685 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	August 31, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,192	$32,002
Restricted cash	21	20
Accounts receivable, net of allowances for doubtful accounts of $150 as of August 31, 2010 and May 31, 2010	16,722	23,352
Prepaid expenses and other current assets	3,096	1,788

Total current assets	53,031	57,162

Property and equipment, net	2,934	3,178
Goodwill	36,095	36,095
Purchased intangible assets, net	4,099	5,027
Restricted cash	260	260
Other assets	1,982	1,722

Total assets	$98,401	$103,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,343	$3,218
Accrued compensation and related expenses	6,567	8,069
Accrued expenses	2,996	2,746
Deferred revenue	31,647	34,435
Current portion of lease obligations	474	450

Total current liabilities	45,027	48,918

Deferred revenue	2,782	2,559
Other long-term liabilities	1,179	1,156
Accrued rent	1,658	1,785

Total liabilities	50,646	54,418

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at August 31, 2010 and May 31, 2010; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 28,254,937 shares issued at August 31, 2010 and 28,252,131 shares issued at May 31, 2010	29	29
Additional paid-in capital	257,144	255,938
Treasury stock: 195,497 shares at August 31, 2010 and 121,997 shares at May 31, 2010	(1,075)	(328)
Accumulated deficit	(208,141)	(206,336)
Accumulated other comprehensive loss	(202)	(277)

Total stockholders’ equity	47,755	49,026

Total liabilities and stockholders’ equity	$98,401	$103,444

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended August 31,
	2010	2009
Revenues:
Subscription	$14,895	$13,977
License	4,450	5,712
Professional services	7,469	6,122

Total revenues	26,814	25,811

Cost of revenues:
Cost of subscription	3,920	4,045
Cost of license	247	210
Cost of professional services	5,426	4,552
Amortization of acquired developed technology	295	295

Total cost of revenues	9,888	9,102

Gross profit	16,926	16,709

Operating expenses:
Research and development	4,423	4,222
Sales and marketing	9,869	6,788
General and administrative	3,412	3,843
Restructuring	—	(37)
Amortization of purchased intangible assets	634	634

Total operating expenses	18,338	15,450

Income (loss) from operations	(1,412)	1,259
Interest and other income (expense), net	(225)	(22)
Interest expense	(2)	(3)

Income (loss) before provision for income taxes	(1,639)	1,234
Provision for income taxes	(165)	(214)

Net income (loss)	$(1,804)	$1,020

Basic net income (loss) per share	$(0.06)	$0.03

Diluted net income (loss) per share	$(0.06)	$0.03

Shares used in computing basic net income (loss) per share	28,151	29,220

Shares used in computing diluted net income (loss) per share	28,151	29,833

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended August 31,
	2010	2009
Operating activities:
Net income (loss)	$(1,804)	$1,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	558	622
Amortization of purchased intangible assets	929	929
Share-based compensation	814	264
Changes in operating assets and liabilities:
Accounts receivable	6,886	1,406
Prepaid expenses and other current assets	(1,284)	(258)
Other assets	(243)	51
Accounts payable	109	1,102
Accrued compensation and related expenses	(1,442)	177
Accrued expenses	217	175
Deferred revenue	(2,962)	(4,511)
Accrued rent	(279)	(264)

Net cash provided by operating activities	1,499	713

Investing activities:
Purchases of property and equipment	(288)	(183)

Net cash used in investing activities	(288)	(183)

Financing activities:
Proceeds from issuance of common stock under stock plans	392	45
Repurchase of common stock	(747)	(4,847)
Repayments of borrowings under credit facility	—	(99)
Repayments of note payable	—	(22)

Net cash used in financing activities	(355)	(4,923)

Effect of exchange rate changes on cash and cash equivalents	334	3

Increase (decrease) in cash and equivalents	1,190	(4,390)
Cash and cash equivalents, beginning of period	32,002	25,978

Cash and cash equivalents, end of period	$33,192	$21,588

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$819	$230

Cash paid for interest	$—	$3

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

The accompanying condensed consolidated balance sheet as of August 31, 2010, the condensed consolidated statements of operations for the three months ended August 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended August 31, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2010, and the Company’s results of operations for the three months ended August 31, 2010 and 2009 and cash flows for the three months ended August 31, 2010 and 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2010. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of results for the entire fiscal year ending May 31, 2011 or for any future period.

The condensed consolidated balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income (loss) or net income (loss).

2. Summary of Significant Accounting Policies

Revenue Recognition

Saba recognizes license revenues in accordance with the provisions of ASC 985-605, Software-Revenue Recognition. Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Saba recognizes revenue earned on software arrangements involving multiple elements using the residual method. Under the residual method revenue is allocated to undelivered element based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain subscription offerings and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized upon delivery using the residual method. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include revenue from Saba products delivered as software as a service in an internet-based cloud architecture and revenue from license updates and product support. Revenue from providing customers with access to Saba products in the cloud is recognized as a service arrangement ratably over the term of the arrangement upon delivery or on an as-used basis if defined in the contract. Certain of the cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under ASC 605-10. Saba’s cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Professional services revenues are generally recognized as the services are performed. Although Saba generally provides professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed-contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when Saba bills a customer or a customer pays Saba, the billed or paid amount is recorded as deferred revenue, which is a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and delivery of our products in the cloud, but not a license of the Company’s software, the Company recognizes revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is recognized ratably over the longest period of the subscription period. Additionally, the Company defers the direct costs related to the professional services and recognizes them ratably over the applicable subscription period. The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription, the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•

Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Liabilities Measured at Fair Value on a Recurring Basis

The liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 2 inputs are defined above):

Fair Value Measurements Using Input Types
Level 2
(in thousands)
Liabilities:
Derivative financial instruments	$96

Current liabilities	$96

3. Share-Based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, restricted stock units (RSUs) and purchases under employee stock purchase plans, in accordance with ASC 718-10 Compensation – Stock Compensation, which requires that these awards (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and any expected dividends. The Company estimates the expected term of the share-based awards using its historical option activities, including option exercises, restricted stock units and holding patterns. The Company estimates the volatility using its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.

The following assumptions have been used to value the options and awards granted during the three months ended August 31, 2010 and 2009, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended August 31,
	2010	2009
Stock Options:
Expected volatility	57%	59%
Risk-free interest rates	2.08%	0.80%
Expected term (years)	5.7	4.1
Expected dividend yield	0%	0%
Employee Stock Purchase Plan:
Expected volatility	51%	78%
Risk-free interest rates	0.40%	0.53%
Expected term (years)	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s condensed consolidated statements of operations for the three months ended August 31, 2010 and 2009, respectively:

	Three months ended August 31,
	2010	2009
	(in thousands)
Cost of revenues	$107	$46
Research and development	123	56
Sales and marketing	279	71
General and administrative	305	91

Share-based compensation expense included in net income (loss)	$814	$264

The share-based compensation expense categorized by various equity components is summarized in the table below:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended August 31,
	2010	2009
	(in thousands)
Stock options	$658	$223
Restricted stock units	147	19
Employee stock purchase plan	9	22

Total share-based compensation	$814	$264

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. During the quarter ended August 31, 2010, 40,000 shares of the RSUs were vested. In order to satisfy tax withholding obligations that arose on the vesting of restricted stock units, 14,547 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $0.1 million.

Share-based compensation expense included $0.1 million during the quarter ended August 31, 2010 resulting from the acceleration of vesting for the Company’s former Chief Marketing Officer, upon termination as per his employment agreement.

The weighted average estimated fair value of options granted was $2.60 and $1.89 per share for the three months ended August 31, 2010 and 2009, respectively. The weighted average estimated fair value of RSUs granted was $4.90 and $1.30 per share for the three months ended August 31, 2010 and 2009.

4. Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of ASC 260-10 Earnings per Share. Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes the dilutive effects of options. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive, which consist of common stock options, restricted stock unit awards and common stock subject to repurchase. The calculations of basic and diluted net income (loss) per share are as follows:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended August 31,
(in thousands, except per share data)	2010	2009
Net income (loss)	$(1,804)	$1,020

Weighted-average shares of common stock used in computing basic net income (loss) per share	28,151	29,220
Effect of dilutive employee stock plans	—	613

Weighted-average shares of common stock used in computing diluted net income (loss) per share	28,151	29,833

Basic net income (loss) per share	$(0.06)	$0.03

Diluted net income (loss) per share	$(0.06)	$0.03

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	4,581	3,505

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

If Saba had generated net income for the three months ended August 31, 2010, 1.2 million common equivalent shares would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding for the period. For the three months ended August 31, 2009, 0.6 million common equivalent shares related to employee stock plans were added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of all stock options and restricted stock units, if they have exercise prices that are higher than the average market price of the Company’s common stock during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 4.6 million and 3.5 million shares for the three months ended August 31, 2010 and 2009, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

5. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220-10 Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all the periods presented:

	Three months ended August 31,
(in thousands)	2010	2009
Net income (loss)	$(1,804)	$1,020
Foreign currency translation gain (loss)	74	(20)

Comprehensive income (loss)	$(1,730)	$1,000

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amortization and are being amortized on a straight-line basis over their estimated useful lives ranging from five to seven years.

There were no additions to intangible assets during the three months ended August 31, 2010. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(11,380)	$3,540	6.3 Years
Tradenames	820	(752)	68	5.0 Years
Acquired developed technology	5,890	(5,399)	491	5.0 Years

Total	$21,630	$(17,531)	$4,099

	May 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(10,787)	$4,133	6.3 Years
Tradenames	820	(710)	110	5.0 Years
Acquired developed technology	5,890	(5,105)	785	5.0 Years

Total	$21,630	$(16,602)	$5,028

The total expected future amortization related to acquired intangible assets is approximately $2.3 million and $1.8 million in fiscal years 2011 through 2012, respectively. All intangible assets are expected to be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2010 and concluded that goodwill was not impaired. For the three months ended August 31, 2010, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. For the three months ended August 31, 2010, there were no indicators of impairment of intangible assets.

7. Lease Obligations

On September 7, 2010, the Company entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amends the Lease Agreement dated as of March 16, 1999, as amended, between the Company and the Landlord relating to the lease of the office space comprising the Company’s corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agreement will be $162,086 and the monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000.

8. Derivative Financial Instruments

Foreign Currency Forward Contracts Not Designated as Hedges

Saba transacts business in various foreign currencies and is subject to risks associated with certain foreign currency exposures. In fiscal 2011, Saba started a program that primarily utilizes foreign currency forward contracts to offset these risks so that increases or decreases in foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions, specifically with Indian rupee. Saba’s currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash-settled in the near term. Saba’s ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether Saba has entered into foreign currency forward contracts to offset these exposures and other factors.

Saba neither uses foreign currency forward contracts for trading purposes nor designates these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, the fair values of these contracts are recorded as of the end of the reporting period on the Company’s consolidated balance sheet with changes in fair values recorded on the Company’s consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is interest and other expense, net, for both realized and unrealized gains and losses. In the tables below, Saba provides information related to its foreign currency forward contracts where all of the contracts are not designated as hedges.

The effects of derivative instruments on the Company’s condensed consolidated financial statements are as follows as of and for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets

		Three months ended August 31,
		2010	2009
		(in thousands)
Derivatives not designated as hedges:
Foreign currency forward contracts	Current liabilities	$96	—

		Three months ended August 31,
		2010	2009
		(in thousands)
Derivatives not designated as hedges:
Foreign currency forward contracts	Interest and other income (expense), net	$(96)	—

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

10. Income Taxes

Income tax provision for the three months ended August 31, 2010 and 2009 was an expense of $165,000 and $214,000, respectively. Income tax provision during both of these three-month periods consists primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. The decrease in provision expense for the three months ended August 31, 2010 compared to the three months ended August 31, 2009 is primarily related to the current quarter loss in the US jurisdiction.

As of August 31, 2010 and May 31, 2010, the Company had a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

The Company intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

alleged arrangements. The complaint seeks damages in an unspecified amount against Centra and the named individuals. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998; the complaints have been consolidated into an action captioned in re Initial Public Offering Securities Litigation, No. 21 MC 92.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all the actions, including the action involving Centra. On July 15, 2002, Centra, along with other non-underwriter defendants in the coordinated cases, moved to dismiss the litigation. On October 9, 2002, pursuant to agreements tolling the statute of limitations for claims related to the litigation, the plaintiffs dismissed, without prejudice, the claims against the named Centra officers and directors in the above-referenced action. Subsequent addenda to the agreements extended the tolling period through August 27, 2010. On February 19, 2003, the District Court issued an order denying the motion to dismiss the claims against Centra under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Centra.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra officers and directors at this time. Notices of appeal of the opinion granting final approval have been filed.

The Company, on behalf of Centra, intends to dispute these claims and defend the lawsuit vigorously.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

However, due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thereby rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes that it is free from liability for past actions, as the Company believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the Patent Office instituted reexamination proceedings against the asserted patent and the Texas District Court stayed the action pending the outcome of those proceedings. On September 14, 2010, the Patent Office issued a Reexamination Certificate cancelling all of the patent’s original claims that were asserted against the Company in the litigation. The Reexamination Certificate also includes several new claims that were added during the reexamination proceeding. It is presently unknown whether any of the newly-added claims will be asserted against the Company. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

12. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 is required to be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on its consolidated financial statements.

13. Related Party Transactions

During the three months ended August 31, 2010 and 2009, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). An Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

During the three months ended August 31, 2010 and 2009, the components of related party transactions were as follows:

	Sales to Related Party
	Three months ended August 31,
(in thousands)	2010	2009
Varian Medical Systems, Inc.	$56	$50
Masimo Corporation	—	4

Total	$56	$54

	Accounts Receivable
(in thousands)	August 31, 2010	May 31, 2010
Varian Medical Systems, Inc.	$32	$52

Total	$32	$52

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

–	our belief that we are free from liability for past actions in connection with the litigation relating to the claim of patent infringement by Centra,

–	the merits of our litigation and our intent to dispute litigation claims and defend lawsuits vigorously,

–	the resolution and effect of pending litigation,

–	the effect of recent accounting pronouncements,

–	our estimate of future forfeiture rates in our stock-based compensation plans,

–	our anticipation that we will not pay any cash dividends in the foreseeable future,

–	expected future amortization related to intangible assets, and

–	our ultimate realized gain or loss with respect to currency fluctuations.

(ii) in Part I, Item 2,

–	our belief that subscription revenue will grow steadily for the foreseeable future,

–	our anticipation that a substantial majority of our customers will renew their annual contracts,

–	our belief that our customers’ preference for cloud-based subscription services over perpetual licenses will continue to grow,

–	our anticipation that we will continue to add new subscription customers,

–	the likelihood that our results of operations will vary significantly from quarter to quarter,

–	our anticipation that we will continue to experience long sales cycles,

–	our plan to expand our sales coverage and marketing support, and,

–

the sufficiency of our available cash resources, combined with cash flows generated from revenues, to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months.

(iii) in Part I, Item 3,

–	our exposure to interest rate risk and foreign currency risk, and

–	the effects of future changes in interest rates and foreign currency rates.

(iv) in Part II, Item 1A,

the possibility of future losses,

–	our expectation that we will continue to incur non-cash expenses relating to the amortization of purchased intangible assets,

–	our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance,

–	maintaining and strengthening relationships with strategic partners,

–	our anticipation that revenues from the Saba People Suite, as well as related services will constitute substantially all of our revenue for the foreseeable future,

–	the likelihood significant fluctuations in our operating results,

–	our plan to expand sales coverage and marketing support,

–	our plan to continue to expand and ramp our direct sales force,

–	our intention to continue to expand our international presence,

–	the expectation that the intensity of competition and the pace of change will increase in the future, which is likely to result in price reductions, reduced gross margins and loss of market share,,

–	our belief and intention regarding litigation to which we are subject,

–	periodically acquiring complementary businesses or technologies,

–	regularly releasing new products and new versions of existing products, and

–	issuance of a reexamination certificate canceling certain patent claims.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are among others:

–	fluctuations in our quarterly results, including fluctuations that may result from any shift in customer preferences toward subscription services rather than software licenses,

–	incorrect estimates or assumptions,

–	unanticipated adverse results for pending litigation,

–	contraction of the economy and world markets,

–	lack of demand for information technologies from our customers,

–	unanticipated need for capital for operations,

–	lack of demand for our products,

–	inability to introduce new products,

–	unanticipated difficulties relating to our products,

–	unanticipated decrease in demand for our products and services,

–	unanticipated changes in domestic and foreign tax regulations,

–	unanticipated adverse changes in the international markets,

–	requirements for increased spending in research and development,

–	lack of demand for our products,

–	negative effects of foreign exchange rates,

–	inability to accurately predict the impact of new accounting pronouncements,

–	unanticipated difficulties integrating and developing products acquired through acquisitions, and

–	the factors detailed under Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q.

OVERVIEW

General

We are the premier provider of people systems, which constitute a new class of business-critical software that combines enterprise learning, people management and collaboration technologies. Our people systems enable organizations to mobilize and engage their people to drive new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are delivered both on-premise and as software as a service in an internet-based cloud architecture, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

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

Subscription Services

Subscription revenue includes revenue from our products delivered as software as a service in an internet-based cloud architecture and revenue from license updates and product support. Customers that desire to access our products in the cloud generally sign subscription agreements with terms typically ranging from one to three years. License updates and product support include the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our subscription revenue depends upon both our sales of additional subscription services and renewals of existing agreements. We believe that subscription revenue will grow steadily for the foreseeable future as we anticipate that a substantial majority of our customers will renew their annual contracts and we will continue to add new subscription customers.

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

Professional Services

We offer comprehensive services to assist our clients in the successful implementation of our solutions and to optimize our clients’ use of our solutions. Consisting primarily of consulting and education services, these offerings are typically provided to customers that have purchased our products directly from us. These consulting and education services are generally provided over a period of three to nine months after the product purchase. Accordingly, our consulting and education services revenue varies directly with the levels of license revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time-and-materials basis and on a fixed-fee basis.

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

In the case of selling both professional and cloud-based services, our professional services revenue is recognized ratably over the remaining subscription period concurrently with the associated subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of August 31, 2010, the deferred balance of the professional services revenue related to such subscription offerings and the related deferred costs was $2.4 million and $1.3 million, respectively. When the revenue from professional services is recognized ratably over the subscription period, we allocate the revenue to professional services revenue and to subscription revenue based on the vendor specific objective evidence (VSOE) of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

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

Revenue recognition. We recognize license revenues in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition”. Under ASC 985-605, Saba recognizes license revenues when all of the following conditions are met:

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

Subscription revenues include revenue from the delivery of our products in the cloud and revenue from license updates and product support. Revenue from providing customers with access to our products in the cloud is recognized as a service arrangement ratably over the term of the arrangement upon delivery or on an as-used basis if defined in the contract. Certain of our cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under ASC 605-10. Our cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605 License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Professional service revenue is generally recognized as the services are performed. Although, we generally provide professional services on a time-and-materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenue is generally recognized on the proportional performance of the project, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 “Construction-Type and Certain Production–Type Contracts”. A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

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

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $16.7 million as of August 31, 2010. The allowance for doubtful accounts, which totaled $0.2 million as of August 31, 2010, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill under ASC 350-20 Goodwill. Our goodwill balance at August 31, 2010 was $36.1 million. We account for purchased intangible assets under ASC 360-30. Our purchased intangible assets balance at August 31, 2010 was $4.1 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $2.3 million and $1.8 million in fiscal years 2011 and 2012, respectively.

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

In accordance with ASC 350-30 and ASC 360-10 “Property, Plant and Equipment” , we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

Share-based compensation. Under ASC 718-10 Compensation – Stock Compensation, we are required to estimate the awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ from estimates. Under ASC 718-10, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. We recognize share-based compensation expense for awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using the Black-Scholes-Merton pricing model. The fair value of an option is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. For restricted stock units, stock compensation is calculated based on the fair market value of the stock on the award date.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is required to be applied prospectively for revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 is required to be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

Revenues

	Three months ended August 31,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Revenues:
Subscription	$14,895	56%	$13,977	54%
License	4,450	17%	5,712	22%
Professional services	7,469	28%	6,122	24%

Total revenues	$26,814	100%	$25,811	100%

Total Revenues. Total revenues increased by $1.0 million, or 4%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. As a percentage of total revenues, revenues from customers outside the United States represented 34% and 25% for the three months ended August 31, 2010 and 2009, respectively. The only foreign country in which revenues from customers located there represented more than 10% of total revenues was the United Kingdom, which represented 13% for each of the three months ended August 31, 2010 and 2009.

Subscription Revenue. Subscription revenue increased by $0.9 million, or 7%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The increase reflected an increase of subscription revenue from new customers as well as an increase in subscription revenue associated with subscription renewals.

License Revenue. License revenue decreased by $1.3 million, or 22%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The decrease in license revenue reflects our customers’ growing preference to use our cloud-based subscription services rather than to purchase perpetual licenses.

Professional Services Revenue. Professional services revenue increased by $1.3 million, or 22%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The increase was primarily due to an increased demand for our professional services from our expanded customer base.

Cost of Revenues

	Three months ended August 31,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Cost of revenues
Cost of subscription	$3,920	15%	$4,045	16%
Cost of license	247	1%	210	1%
Cost of professional services	5,426	20%	4,552	18%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$9,888	37%	$9,102	35%

The following table is a summary of gross margin:

	Three months ended August 31,
(dollars in thousands)	2010	2009
Gross margin:
Subscription	$10,975	$9,932
Percentage of subscription revenue	74%	71%
License (including amortization of acquired developed technology)	3,908	5,207
Percentage of license revenue	88%	91%
Professional services	2,043	1,570
Percentage of professional services revenue	27%	26%

Total	$16,926	$16,709

Percentage of total revenues	63%	65%

Cost of Subscription Revenue. Cost of subscription revenue decreased by $0.1 million, or 3%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The decrease was the result of a decrease in third party hosting and professional services charges. The Subscription gross margin increased to 74% for the three months ended August 31, 2010 from 71% for the three months ended August, 31, 2009. The increase in subscription gross margin is primarily the result of the decrease in third party hosting services.

Cost of License Revenue. Cost of license revenue increased slightly for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. Gross margin on license revenue decreased to 88% for the three months ended August 31, 2010 from 91% for the three months ended August 31, 2009. The decrease in gross margin is primarily the result of a decrease in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies.

Cost of Professional Services Revenue. For the three months ended August 31, 2010, cost of professional services revenue increased $0.9 million, or 19%, compared to the three months ended August 31, 2009. The increase in cost of professional services revenue was primarily the result of an increase in third party billable labor and compensation costs. The professional services gross margin increased to 27% for the three months ended August 31, 2010, from 25% for the three months ended August 31, 2009. The increase in gross margin is primarily due to our ability to better control variable costs on increased revenue compared to the same period in prior fiscal year when revenue decreases and our inability to reduce variable costs accordingly resulted in lower gross margins.

Operating Expenses

	Three months ended August 31,
(dollars in thousands)	2010	Percent of Total Revenue	2009	Percent of Total Revenue
Operating expenses:
Research and development	$4,423	16%	$4,222	16%
Sales and marketing	9,869	37%	6,788	26%
General and administrative	3,412	13%	3,843	15%
Restructuring	—	0%	(37)	0%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$18,338	68%	$15,450	60%

Research and development. Research and development expenses increased by $0.2 million, or 5%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The increase was primarily attributable to an increase in salaries and benefits of $0.3 million offset by a decrease in facilities and telecommunications costs of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $3.1 million, or 45%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The increase was primarily attributable to increases in salaries and benefits costs of $1.9 million (related to increased headcount as well as a one-time $0.1 million share-based compensation expense due to the vesting acceleration of options and restricted stock units and $0.1 million in severance to the Chief Marketing Officer, upon termination), marketing related expenses of $0.8 million, employee travel related expenses of $0.2 million and recruiting expenses of $0.2 million. These increases are in line with our plan to expand our sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses decreased by $0.4 million, or 11%, for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The decrease was due to decreases in legal fees and accounting and tax services.

Amortization of purchased intangible assets. Amortization of purchased intangible assets remained unchanged for the three months ended August 31, 2010, compared to the three months ended August 31, 2009.

Restructuring. We did not incur restructuring expenses for the three months of fiscal year ended August 31, 2010. For the three months ended August 31, 2009, we adjusted prior period charges for a workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as Restructuring in our consolidated statement of operations and totaled a reduction of approximately $37,000 for the three months ended August 31, 2009.

Other Income and Expenses, Net

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased by $0.2 million for the three months ended August 31, 2010 compared to the three months ended August 31, 2009. The decrease was attributable to a $0.2 million net increase in foreign currency losses including $0.1 million related to Indian rupee currency forward contracts.

Interest expense. Interest expense was $2,000 for the three months ended August 31, 2010 and $3,000 for the three months ended August 31, 2009. The decrease in interest expense was primarily due to lower average debt outstanding under our former bank credit facility. The credit facility matured on July 28, 2010.

Provision for income taxes The provision for income taxes recorded for the three months ended August 31, 2010 and 2009 was an expense of $165,000 and $214,000, respectively. Income tax provision for both of these three months periods consists primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. The decrease in provision expense from prior period is primarily related to the current quarter loss in the US jurisdiction.

As of August 31, 2010 and May 31, 2010, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	August 31, 2010	May 31, 2010
Subscription	$30,181	$32,985
Professional services	3,883	3,610
Software licenses	365	399

Total deferred revenues	$34,429	$36,994

Deferred revenues, current	$31,647	$34,435
Deferred revenues, non-current	2,782	2,559

Total deferred revenues	$34,429	$36,994

Deferred subscription revenue includes deferred software license updates and product support revenues as well as deferred revenues from products delivered in the cloud. Deferred subscription revenue represents contracts for which cash has been received plus billings for which the service has started but cash has not been received. Subscription contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the subscription period. Deferred professional services revenues include amounts invoiced for consulting and educational services, which have not yet been delivered. In addition, deferred professional services revenue includes amounts invoiced for services that have been delivered, but are not separable from services subscriptions. Revenues for services that are not separable from services subscriptions are deferred until performance has been completed and then recognized ratably over the longest period of the arrangement. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the first and second fiscal quarters. We have disproportionately lower levels of subscription renewal billings in such quarters. Deferred revenues were $30.9 million at August 31, 2009.

COMMISSIONS

Commissions are generally expensed as they are earned per the terms of the sales compensation plans.

KEY OPERATING METRICS

Billing

We track operating metrics for invoicing, which represents our total billings and renewals for subscription revenue. For the quarter ended August 31, 2010, we invoiced $25.5 million compared to $23.4 million for the quarter ended August 31, 2009. Our renewal rate on subscription services on a dollar basis for the three months ended August 31, 2010 was 91% compared to 93% for the three months ended August 31, 2009.

FLUCTUATIONS OF QUARTERLY RESULTS

Our results of operations have in the past and will likely in the future vary significantly from quarter to quarter. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters. In addition, revenues from the sale of software licenses are generally recognized at the time of the sale transaction whereas revenue from the sale of subscription services is generally recognized over the life of the subscription contract. As a result, if a customer elects to purchase subscription services rather than a software license that transaction can lead to lower revenue recognition in the quarter in which the transaction occurs. Any shift in customer preferences toward subscription services rather than software licenses can adversely affect our quarterly results.

Other factors that could affect our quarterly operating results are described in the risk factor entitled “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines” under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended August 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$1,499	$713
Net cash used in investing activities	$(288)	$(183)
Net cash used in financing activities	$(355)	$(4,923)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2010, we had $33.2 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended August 31, 2010 increased by $0.8 million to $1.5 million from $0.7 million in net cash provided by operating activities for the three months ended August 31, 2009. The $0.8 million increase was primarily attributable to increased cash flow due to accounts receivable of $5.5 million which was comprised of an $8.2 million increase in cash collections, partially offset by higher billings and an improvement of $1.5 million due to a reduction in deferred revenue compared to the prior year quarter. These increases were offset by a reduction in cash flow due to a $2.8 million decrease in net income for the three months ended August 31, 2010 compared to the three months ended August 31, 2009, a reduction of $1.6 million in accrued compensation and related expenses, an increase of $1.0 million due to an increase in prepaid expenses and $0.9 million for a lower change in accounts payable.

Total accounts receivable billing days outstanding (“BDO”) was 64 days at August 31, 2010 and 68 days at

May 31, 2010. The decrease in BDO is due to higher collections in the three months ended August 31, 2010 compared to the three months ended August 31, 2009. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), was 69 days at August 31, 2010 and 75 days at May 31, 2010. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended August 31, 2010 compared to net cash used in investing activities of $0.2 million for the three months ended August 31, 2009. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our true infrastructure necessary to deliver our cloud-based offerings.

Net Cash Used In Financing Activities

Net cash used in financing activities of $0.4 million for the three months ended August 31, 2010 was primarily attributable to $0.7 million in repurchase of common stock, partially offset by an increase of proceeds from issuance of common stock of $0.4 million. Net cash used in financing activities of $4.9 million for the three months ended August 31, 2009 was primarily attributable to a stock buyback of $4.8 million associated with the repurchase of 1,384,920 shares and repayment of borrowings under our former credit facility and notes payable of $0.1 million.

Contractual Obligations and Commitments

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

During the quarter ended August 31, 2010, we entered into a non-cancelable three year contract for software services of which $1.8 million remained outstanding as of August 31, 2010.

On September 7, 2010, we entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amends the Lease Agreement dated as of March 16, 1999, as amended, between us and the Landlord relating to the lease of the office space comprising our corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement will be $162,086, and the base monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000.

As of August 31, 2010, other than the renewal of the non-cancelable three year contract for software services and the new amended lease, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets compared to such obligations and liabilities as of May 31, 2010.

Off-Balance Sheet Arrangements

As of August 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At August 31, 2010, we had available cash and cash equivalents totaling $33.2 million. Of this amount, approximately $10.2 million was invested in money market accounts bearing variable interest rates of between 0.04% and 5.5%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. For the three months ended August 31, 2010, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily British pound, Japanese yen, Indian rupee and Australian dollar, were $.01 million and $0.3 million, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

Starting in the first quarter of fiscal 2011, we started a program that primarily utilizes foreign currency forward contracts, specifically in Indian rupee, to offset these risks so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

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

The information set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A:	RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, except for a change to the risk factor entitled “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines”.

While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis.

We cannot be certain that we will realize sufficient revenues to sustain profitability on a quarterly or annual basis, especially if our recurring subscription business grows faster than expected relative to license sales. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of August 31, 2010, we had $4.1 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation – Stock Compensation, which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis.

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

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected,

We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict revenues between quarters. In addition, revenue from the sale of software licenses is generally recognized at the time of the sale transaction whereas revenue from the sale of subscription services is generally recognized over the life of the subscription contract. As a result, if a customer elects to purchase subscription services rather than a software license that transaction can lead to lower revenue recognition in the quarter in which the transaction occurs. Any shift in customer preferences toward subscription services rather than software licenses can adversely affect our quarterly results.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our first fiscal quarter of 2011, 8% of our subscription business was not renewed, respectively. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

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

International revenues accounted for 34%, and 25% of our revenues for the first three months of our fiscal 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

The Saba People Cloud, delivering Saba’s people suites on Amazon Web Services, is new and could encounter unexpected problems. These problems could be attributable to our products, third party software, telecommunications failures, security breaches, or the cloud technology from Amazon Web Services or other hosting providers. Industry acceptance of cloud computing is still forming. Since cloud technology is new and requires that customer data reside outside of a customer’s “firewall” of protection, many prospective customers could reject or delay adoption, thereby limiting the potential for this new offering. If the Saba People Cloud fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth Any disruption of service from the Saba People Cloud, or loss or compromise of customer orders or data, would adversely affect our adoption and renewal rates for the Saba People Cloud and adversely impact our ability to achieve our business plan and forecasted financial results.

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

During the first quarter of fiscal year 2011, we recognized approximately 34% percent of our revenue in markets outside the United States in each market’s respective local currency. We provide our products and services to customers in the United States, Europe and elsewhere through the world. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. Since the beginning of fiscal 2011, we started a program that primarily utilized foreign currency forward contracts to offset some of these risks so that increases or decreases in our foreign currency exposures were offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

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

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC 350-20 “Goodwill and Other Intangible Assets”. We are also required to test long-lived assets for impairment if a triggering event occurs with the provisions of ASC 350-30 “General Intangibles other than Goodwill” and ASC 360-10 “Property, Plant and Equipment”. Such impairment could be caused by internal factors as well as external factors beyond our control.

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

We rely on third parties to provide key components of our networks and systems. For instance, we rely on third-party Internet service providers to host our products for our subscription customers. We also rely on third-

party communications service providers for the high-speed connections that link our networks and our Internet service providers’ Web servers and office systems to the Internet. Our reliance on third party providers limits our ability to control critical customer service functions and communications systems. Any Internet or communications systems failure or interruption could result in disruption of our service or loss or compromise of customer orders and data. These failures, especially if they are prolonged or repeated, would make our services less attractive to customers and tarnish our reputation.

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

For example, from the beginning of fiscal 2009 through August 31, 2010, the market price for our common stock has fluctuated between $5.81 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

a.) None.

b.) None

c.) The following table provides monthly detail regarding our share repurchases during the three months ended August 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share amounts)
June 1 – 30, 2010	—		—	—	$4,904
July 1 – 31, 2010	54,547	(1)	$5.05	$203	4,701
August 1 – 31, 2010	110,000		4.95	549	4,152

Total	164,547			$752	$4,152

(1)	Includes 14,547 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $0.1 million to satisfy tax withholding obligations that arose on the vesting of restricted stock units. The remaining 150,000 shares were repurchased pursuant to our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 7, 2010	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1	Third Amendment to Lease effective as of August 31, 2010, by and between Westport Office Park, LLC and Saba Software, Inc.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2010.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010.