Form 10-Q
period 2010-11-30
SABA SOFTWARE INC
filed 2011-01-07
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

On December 31, 2010, 28,257,608 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	November 30, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,852	$32,002
Restricted cash	32	20
Accounts receivable, net of allowances for doubtful accounts of $150 as of November 30, 2010 and May 31, 2010	23,477	23,352
Prepaid expenses and other current assets	2,532	1,788

Total current assets	54,893	57,162

Property and equipment, net	2,929	3,178
Goodwill	36,095	36,095
Purchased intangible assets, net	3,170	5,027
Restricted cash	416	260
Other assets	2,221	1,722

Total assets	$99,724	$103,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,623	$3,218
Accrued compensation and related expenses	6,550	8,069
Accrued expenses	2,549	2,746
Deferred revenue	33,871	34,435
Current portion of lease obligations	1,192	450

Total current liabilities	47,785	48,918

Deferred revenue	2,798	2,559
Other long-term liabilities	1,206	1,156
Accrued rent	658	1,785

Total liabilities	52,447	54,418

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at November 30, 2010 and May 31, 2010; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 28,683,377 shares issued at November 30, 2010 and 28,252,131 shares issued at May 31, 2010	29	29
Additional paid-in capital	258,592	255,938
Treasury stock: 435,223 shares at November 30, 2010 and 121,997 shares at May 31, 2010	(2,030)	(328)
Accumulated deficit	(209,281)	(206,336)
Accumulated other comprehensive loss	(33)	(277)

Total stockholders’ equity	47,277	49,026

Total liabilities and stockholders’ equity	$99,724	$103,444

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Revenues:
Subscription	$15,565	$14,135	$30,460	$28,111
License	4,732	6,352	9,182	12,064
Professional services	8,265	6,995	15,734	13,117

Total revenues	28,562	27,482	55,376	53,292

Cost of revenues:
Cost of subscription	3,891	4,118	7,812	8,163
Cost of license	186	223	433	434
Cost of professional services	5,532	4,798	10,958	9,350
Amortization of acquired developed technology	295	295	589	589

Total cost of revenues	9,904	9,434	19,792	18,536

Gross profit	18,658	18,048	35,584	34,756

Operating expenses:
Research and development	4,436	4,725	8,859	8,946
Sales and marketing	11,200	8,526	21,070	15,314
General and administrative	3,419	3,613	6,830	7,455
Restructuring	—	(2)	—	(38)
Amortization of purchased intangible assets	634	634	1,269	1,269

Total operating expenses	19,689	17,496	38,028	32,946

Income (loss) from operations	(1,031)	552	(2,444)	1,810
Interest and other income (expense), net	166	54	(60)	32
Interest expense	(2)	(2)	(3)	(4)

Income (loss) before provision for income taxes	(867)	604	(2,507)	1,838
(Provision for) benefit from income taxes	(272)	62	(437)	(152)

Net income (loss)	$(1,139)	$666	$(2,944)	$1,686

Basic net income (loss) per share	$(0.04)	$0.02	$(0.10)	$0.06

Diluted net income (loss) per share	$(0.04)	$0.02	$(0.10)	$0.06

Shares used in computing basic net income (loss) per share	28,197	27,851	28,174	28,540

Shares used in computing diluted net income (loss) per share	28,197	28,855	28,174	29,458

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended November 30,
	2010	2009
Operating activities:
Net (loss) income	$(2,944)	$1,686
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,131	1,225
Amortization of purchased intangible assets	1,858	1,858
Share-based compensation	1,393	736
Changes in operating assets and liabilities:
Accounts receivable	203	562
Prepaid expenses and other current assets	(696)	132
Other assets	(469)	74
Accounts payable	371	677
Accrued compensation and related expenses	(1,733)	306
Accrued expenses	(57)	(42)
Deferred revenue	(781)	(4,964)
Restricted cash	(164)	(20)
Accrued rent	(568)	(350)

Net cash (used in) provided by operating activities	(2,456)	1,880

Investing activities:
Purchases of property and equipment	(844)	(339)

Net cash used in investing activities	(844)	(339)

Financing activities:
Proceeds from issuance of common stock under stock plans	1,334	104
Repurchase of common stock	(1,703)	(4,847)
Repurchase of stock to satisfy employee tax withholding obligations	(73)	—
Repayments of borrowings under credit facility	—	(199)
Repayments of note payable	—	(22)

Net cash used in financing activities	(442)	(4,964)

Effect of exchange rate changes on cash and cash equivalents	592	299

Decrease in cash and equivalents	(3,150)	(3,124)
Cash and cash equivalents, beginning of period	32,002	25,978

Cash and cash equivalents, end of period	$28,852	$22,854

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$898	$317

Cash paid for interest	$—	$3

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

The accompanying condensed consolidated balance sheet as of November 30, 2010, the condensed consolidated statements of operations for the three and six months ended November 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended November 30, 2010 and 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of November 30, 2010, and the Company’s results of operations for the three and six months ended November 30, 2010 and 2009 and cash flows for the six months ended November 30, 2010 and 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2010. The results of operations for the three and six months ended November 30, 2010, are not necessarily indicative of results for the entire fiscal year ending May 31, 2011 or for any future period.

The condensed consolidated balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income (loss) or net income (loss). The Company combined License Updates and Product Support, and OnDemand revenues, as one line item in the condensed consolidated statements of operations from prior quarters, to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Revenue Recognition

Saba recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Saba recognizes revenue earned on software arrangements in accordance with Financial Accounting Standards Board (FASB)’s Accounting Standards Codification (ASC) 985-605, Software-Revenue Recognition (ASC 985-605). When software arrangements involve multiple elements, the Company recognizes license revenue, using the

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

residual method, in accordance with ASC 985-605. Under the residual method revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Saba has analyzed each element in its multiple-element arrangements and determined that it has sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain subscription offerings and professional services included in software arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include revenue from Saba products delivered as software as a service in an internet-based cloud architecture and revenue from license updates and product support. Revenue from providing customers with access to Saba products in the cloud is recognized as a service arrangement ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. Certain of the cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software, in which case revenue is recognized under ASC 605-10, Revenue Recognition. Saba’s cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Professional services revenues are generally recognized as the services are performed. Although Saba generally provides professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed-contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Liabilities Measured at Fair Value on a Recurring Basis

The liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 2 inputs are defined above):

Fair Value Measurements Using Input Types
Level 2
(in thousands)
Liabilities:
Derivative financial instruments	$70

Accrued Expenses	$70

As discussed in note 9, Derivative Financial Instruments, to the condensed consolidated financial statements, the Company uses foreign currency contracts to offset its exposure to risks related to business transacted in Indian rupee. The fair value of these derivative instruments are based on pricing models using current market rates. The significant inputs to estimate the fair value include the forward and spot prices for Indian rupee. As a result, the Company classifies its derivative instruments as Level II of the fair value hierarchy.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Share-Based Compensation

The Company recognizes the fair value of its share-based payments to employees, including grants of employee stock options, restricted stock units (RSUs) and purchases under employee stock purchase plans, as an expense on a straight-line basis over the requisite service period of the awards in accordance with ASC 718-10 Compensation – Stock Compensation.

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

The following assumptions have been used to value the options and awards granted during the three and six months ended November 30, 2010 and 2009, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Stock Options:
Expected volatility	55%	59%	56%	59%
Risk-free interest rates	1.65%	1.87%	1.86%	2.00%
Expected term (years)	5.69	4.05	5.69	4.05
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	52%	78%	52%	78%
Risk-free interest rates	0.41%	0.53%	0.41%	0.53%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s condensed consolidated statements of operations for the three and six months ended November 30, 2010 and 2009, respectively:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
(in thousands)
Cost of revenues	$84	$70	$191	$116
Research and development	82	97	205	153
Sales and marketing	167	139	446	210
General and administrative	246	166	551	257

Share-based compensation expense included in net income (loss)	$579	$472	$1,393	$736

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
(in thousands)
Stock options	$463	$425	$1,121	$667
Restricted stock units	108	26	255	26
Employee stock purchase plan	8	21	17	43

Total share-based compensation	$579	$472	$1,393	$736

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The RSUs generally vest in four annual installments commencing on the one year anniversary of the date of the award. During the quarter ended November 30, 2010, 1,250 shares of the RSUs vested. In order to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units, 459 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $2,500.

The weighted average estimated fair value of options granted was $2.78 and $0.94 per share for the three months ended November 30, 2010 and 2009, respectively. The weighted average estimated fair value of options granted was $2.64 and $1.44 per share for the six months ended November 30, 2010 and 2009, respectively. The weighted average estimated fair value of RSUs granted was $5.39 and $3.72 per share for the three months ended November 30, 2010 and 2009, respectively. The weighted average estimated fair value of RSUs granted was $4.94 and $3.99 per share for the six months ended November 30, 2010 and 2009, respectively.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$(1,139)	$666	$(2,944)	$1,686

Weighted-average shares of common stock used in computing basic net income (loss) per share	28,197	27,851	28,174	28,540
Effect of dilutive employee stock plans	—	1,004	—	918

Weighted-average shares of common stock used in computing diluted net income (loss) per share	28,197	28,855	28,174	29,458

Basic net income (loss) per share	$(0.04)	$0.02	$(0.10)	$0.06

Diluted net income (loss) per share	$(0.04)	$0.02	$(0.10)	$0.06

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calcualtion (1)	3,914	3,216	4,510	3,228

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

If Saba had generated net income for the three and six months ended November 30, 2010, 1.5 million and 1.3 million common equivalent shares, respectively, would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding for the period. For the three and six months ended November 30, 2009, 1.0 million common equivalent shares and 0.9 million common equivalent shares, respectively, related to employee stock plans were added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of all stock options and restricted stock units, if they have exercise prices that are higher than the average market price of the Company’s common stock during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 3.9 million and 3.2 million shares for the three months ended November 30, 2010 and 2009, respectively. These anti-dilutive common equivalent shares totaled 4.5 million and 3.2 million shares for the six months ended November 30, 2010 and 2009, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

5. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220-10 Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all the periods presented:

	Three months ended November 30,		Six months ended November 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$(1,139)	$666	$(2,944)	$1,686
Foreign currency translation gain	169	202	243	182

Comprehensive income (loss)	$(970)	$868	$(2,701)	$1,868

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no additions to intangible assets during the six months ended November 30, 2010. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(11,974)	$2,946	6.3 Years
Tradenames	820	(793)	27	5.0 Years
Acquired developed technology	5,890	(5,694)	196	5.0 Years

Total	$21,630	$(18,461)	$3,169

	May 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$14,920	$(10,787)	$4,133	6.3 Years
Tradenames	820	(710)	110	5.0 Years
Acquired developed technology	5,890	(5,105)	785	5.0 Years

Total	$21,630	$(16,602)	$5,028

The total expected future amortization related to acquired intangible assets is approximately $1.4 million and $1.8 million in fiscal years 2011 through 2012, respectively. All intangible assets are expected to be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2010 and concluded that goodwill was not impaired. For the six months ended November 30, 2010, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. For the six months ended November 30, 2010, there were no indicators of impairment of intangible assets.

7. Lease Obligations

On September 7, 2010, the Company entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amends the Lease Agreement dated as of March 16, 1999, as amended, between the Company and the Landlord relating to the lease of the office space comprising the Company’s corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement will be $162,086 and the monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000. The amended lease modification resulted in a reduction of straight-line rent expense which is reflected on the Company’s condensed consolidated statement of operations.

8. Debt and Other Obligations

Credit Facility

On November 22, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association. The agreement provides for a one year $10 million line of credit. The agreement also includes a sublimit of up to $4,000,000 for letters of credit.

The agreement includes certain covenants with which the Company must comply during the term of the agreement, including that the Company’s minimum cash and cash equivalents balance shall be at all times equal to not less than $15 million (including that minimum U.S. cash and cash equivalents balance shall be not less than $10 million), and that at the end of each fiscal quarter net losses after taxes during the four consecutive fiscal quarter period then ended shall be equal to not more than $4 million. The Company was in compliance with the covenants as of November 30, 2010.

The line of credit is secured by all of the Company’s personal property other than its intellectual property. The agreement includes certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make investments and acquisitions, merge or consolidate with any other entity, and convey, sell, lease, transfer or otherwise dispose of assets. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature.

The agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the line of credit prior to the stated maturity date, the Company’s ability to continue to borrow under the credit agreement may terminate, and the Bank may be able to foreclose on any or all collateral provided by the Company or the Company’s subsidiaries.

No amounts have been borrowed under the credit agreement as of November 30, 2010.

9. Derivative Financial Instruments

Foreign Currency Forward Contracts Not Designated as Hedges

Saba transacts business in various foreign currencies and is subject to risks associated with certain foreign currency exposures. In fiscal 2011, Saba started a program that utilizes foreign currency forward contracts to offset these risks so that increases or decreases in foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions, specifically with the Indian rupee. Saba’s currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash-settled in the near term. Saba’s ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether Saba has entered into foreign currency forward contracts to offset these exposures and other factors.

Saba neither uses foreign currency forward contracts for trading purposes nor designates these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, the fair values of these contracts are recorded as of the end of the reporting period on the Company’s condensed consolidated balance sheet with changes in fair values recorded in the Company’s condensed consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is in accrued expenses for unrealized losses. The statement of operations classification for the fair values of these forward contracts is interest and other expense, net, for both realized and unrealized gains and losses. In the tables below, Saba provides information related to its foreign currency forward contracts where all of the contracts are not designated as hedges.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s condensed consolidated financial statements are as follows as of and for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Financial Statements

		November 30, 2010		May 31, 2010
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
			(in thousands)		(in thousands)
Derivatives not designated as hedges:		Accrued expenses	$70	Accrued expenses	—

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended November 30,	Six months ended November 30,
		2010	2010
Derivatives not designated as hedges:		(in thousands)
Foreign currency forward contracts	Interest and other income (expense), net	$37	$(59)

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended November 30,	Six months ended November 30,
		2009	2009
Derivatives not designated as hedges:		(in thousands)
Foreign currency forward contracts	Interest and other income (expense), net	$—	—

10. Guarantees

Saba enters into license agreements that generally provide indemnification for its customers against intellectual property claims. To date, Saba has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements.

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

11. Income Taxes

Income tax provision for the three months ended November 30, 2010 was $0.3 million and income tax benefit for the three months ended November 30, 2009 was $0.1 million. Income tax provision for the six months ended November 30, 2010 and 2009 was $0.4 million and $0.2 million, respectively. Income tax provision for the three months ended November 30, 2010 and six months ended November 30, 2010 and 2009 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. Income tax benefit for the three months ended November 30, 2009 was mainly the result of the release of certain tax reserves. The increase in provision expense for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 was primarily related to the increased profitability in certain foreign jurisdictions.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of November 30, 2010 and May 31, 2010, the Company had a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the opinion granting final approval have been filed.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra officers and directors at this time. Appeals of the opinion granting final approval have been filed.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thereby rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes that it is free from liability for actions prior to April 28, 2009, as the Company believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court has again stayed the litigation pending the outcome of the second reexamination proceeding. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC (“Gemini”), in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the Patent Office instituted reexamination proceedings against the asserted patent and the Texas District Court stayed the action pending the outcome of those proceedings. On September 14, 2010, the Patent Office issued a Reexamination Certificate cancelling all of the patent’s original claims that were asserted against the Company in the litigation. The Reexamination Certificate also includes several new claims that were added during the reexamination proceeding. On November 3, 2010, Gemini filed an amended complaint asserting the Company has infringed the patent, as amended by the Reexamination Certificate, and also adding a number of additional defendants to the suit. The Company believes that it has meritorious defenses with respect to the asserted patent and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

13. Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to the Company’s beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. The Company is currently evaluating the impact of the pending adoption of ASU 2009-13 on its condensed consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 is required to be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on its condensed consolidated financial statements.

14. Related Party Transactions

During the three and six months ended November 30, 2010 and 2009, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). An Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo, serve as directors on Saba’s Board of Directors.

During the three and six months ended November 30, 2010 and 2009, the components of related party transactions were as follows:

	Sales to Related Party		Sales to Related Party
	Three months ended November 30,		Six months ended November 30,
(in thousands)	2010	2009	2010	2009
Varian Medical Systems, Inc.	$56	$82	$112	$132
Masimo Corporation	—	4	—	8

Total	$56	$86	$112	$140

	Accounts Receivable
(in thousands)	November 30, 2010	May 31, 2010
Varian Medical Systems, Inc.	$17	$52

Total	$17	$52

15. Subsequent Events

On January 6, 2011, the Company issued a press release announcing that its Board of Directors had authorized the use of up to an additional $5 million for the repurchase of shares of the Company’s common stock. After this increase, the remaining amount available under the Company’s stock repurchase program is $8.2 million. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or privately negotiated transactions. No date was established for the completion of the share repurchase program. The Company is not obligated to purchase any shares. Subject to applicable corporate securities laws, repurchases may be made at such times and in such amounts as the Company’s management deems appropriate. Purchases under the program can be discontinued at any time management feels additional purchases are not warranted. The Company will finance the repurchase with funds from operations.

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

–	our belief that we are free from liability for past actions in connection with the litigation relating to the claim of patent infringement by Centra,

–	the merits of our litigation and our intent to dispute litigation claims and defend lawsuits vigorously,

–	the resolution and effect of pending litigation,

–	the effect of recent accounting pronouncements,

–	our estimate of future forfeiture rates in our stock-based compensation plans,

–	our anticipation that we will not pay any cash dividends in the foreseeable future,

–	expected future amortization related to intangible assets, and

–	our ultimate realized gain or loss with respect to currency fluctuations.

(ii) in Part I, Item 2,

–	our belief that subscription revenue will grow steadily for the foreseeable future,

–	our anticipation that a substantial majority of our customers will renew their annual contracts,

–	our belief that our customers’ preference for cloud-based subscription services over perpetual licenses will continue to grow,

–	our anticipation that we will continue to add new subscription customers,

–	the likelihood that our results of operations will vary significantly from quarter to quarter,

–	our anticipation that we will continue to experience long sales cycles,

–	our plan to expand our sales coverage and marketing support, and

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

(iv) in Part II, Item 1A,

the possibility of future losses,

–	our expectation that we will continue to incur non-cash expenses relating to the amortization of purchased intangible assets,

–	our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance,

–	maintaining and strengthening relationships with strategic partners,

–	our anticipation that revenues from the Saba People Suite, as well as related services will constitute substantially all of our revenue for the foreseeable future,

–	our belief that the shift of customer preferences from software licenses to subscription services, including software as a service transactions, will continue in future periods,

–	the likelihood significant fluctuations in our operating results,

–	our plan to expand sales coverage and marketing support,

–	our plan to continue to expand and ramp our direct sales force,

–	our intention to continue to expand our international presence,

–	the expectation that the intensity of competition and the pace of change will increase in the future, which is likely to result in price reductions, reduced gross margins and loss of market share,,

–	our belief and intention regarding litigation to which we are subject,

–	periodically acquiring complementary businesses or technologies,

–	regularly releasing new products and new versions of existing products, and

–	issuance of a reexamination certificate canceling certain patent claims.

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

OVERVIEW

General

We are the premier provider of a new class of people systems that combine people learning, people performance and people collaboration solutions. Our people systems enable organizations to mobilize and engage people around new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are delivered both on-premise and as software as a service in an internet-based cloud architecture, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

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

Background

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba People Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998.

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

Subscription Services

Subscription revenue includes revenue from our products delivered as software as a service in an internet-based cloud architecture and revenue from license updates and product support. Customers that desire to access our products in the cloud generally sign subscription agreements with terms typically ranging from one to three years. License updates and product support include the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of our software. Our subscription revenue depends upon both incremental sales of subscription services to both new and existing customers and renewals of existing agreements.

We believe that subscription revenue will grow in future periods as we anticipate that a substantial majority of our customers will renew their subscription agreements and we will continue to add new subscription customers. In addition, we expect the trend of customers moving toward purchasing software as service subscription offerings and away from purchasing software licenses to continue in future periods.

The trend toward increased customer adoption of software as a service transactions from license of our software solutions may have an impact on our revenues and results of operation. We recognize revenue from software as service over the term of the subscription agreement whereas revenue from a software license sale is generally recognized in the period in which the software arrangement is completed and the software is delivered to the customer, provided all other revenue recognition criteria are met for both types of arrangements. In addition, we recognize certain expenses associated with customer transactions such as the cost of sales commission in the period in which the software license revenue is recognized or in the initial period in which the subscription agreement is finalized in the case of software as service. As a result, revenue from software as a service is recognized over a multi-year period while sales commissions are expensed up front. Accordingly, as our customers increasingly shift toward software as a service and away from sales of software license, our recognized revenue may temporarily decrease and our up front expense of that revenue may increase leading to a negative effect on our margins and earnings. Over the longer term, assuming this trend continues, we expect that the increased adoption of software as a service by our customers will lead to greater predictability in our quarterly revenue and our results of operation. Over time, we expect that the growing shift toward subscription revenue will have a positive impact on the results of operations of the Company.

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

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services. Cost of revenue also includes external third party hosting service fees and depreciation and amortization charges related to the infrastructure required to deliver our products in the cloud, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, which comprised of the ratable amortization of technological assets acquired in an acquisition in 2006, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including subscription services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

In the case of selling both professional and cloud-based services, when our professional services revenue is recognized ratably over the remaining subscription period concurrently with the associated subscription revenue, we also defer the direct costs related to the professional services and recognize them ratably over the applicable service period. We classify deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2010, the deferred balance of the professional services revenue related to such subscription offerings and the related deferred costs was $2.7 million and $1.8 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standard Codification (the “Codification”) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While a number of accounting policies, methods and estimates affect our financial statements, areas that are particularly significant include revenue recognition policies, the allowance for doubtful accounts, the assessment of recoverability of goodwill and purchased intangible assets and share-based compensation. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee of our Board of Directors.

Revenue recognition. We recognize revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

We recognize revenue earned on software arrangements in accordance with ASC 985-605, Software-Revenue Recognition (ASC 985-605). When software arrangements involve multiple elements we recognize license revenue using the residual method in accordance with ASC 985-605. Under the residual method, revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to certain subscription offerings and professional services that are sold together with its software arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

Subscription revenues include revenue from the delivery of our products in the cloud and revenue from license updates and product support. Revenue from providing customers with access to our products in the cloud is recognized as a service arrangement ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. Certain of our cloud-based offerings are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software, in which case revenue is recognized under ASC 605-10, Revenue Recognition. Our cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of our software. When these offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605. License updates and product support revenue is also recognized ratably over the term of the arrangement, typically 12 months.

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

Professional service revenue is generally recognized as the services are performed. Although, we generally provide professional services on a time-and-materials basis, a portion of these services is provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenue is generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized over the service delivery period using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, we use the completed contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type Contracts. A contract is considered complete when all significant costs have been incurred and the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when we bill a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

In arrangements that include professional services and delivery of our products in the cloud, but not a license of our software, we recognize revenue for professional services as the services are performed if these professional services qualify as a separate element of the arrangement. If the professional services do not qualify as a separate element of the arrangement, the professional services revenue is recognized ratably over the longest subscription service period. Additionally, we defer the direct costs related to the professional services and recognize them ratably over the applicable subscription period. We classify deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription, we allocate the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the professional services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $23.5 million as of November 30, 2010. The allowance for doubtful accounts, which totaled $0.2 million as of November 30, 2010, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill under ASC 350-20 Goodwill. Our goodwill balance at November 30, 2010 was $36.1 million. We account for purchased intangible assets under ASC 350-30, Intangibles –Goodwill and Other. Our purchased intangible assets balance at November 30, 2010 was $3.2 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $1.4 million and $1.8 million in fiscal years 2011 and 2012, respectively.

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

In accordance with ASC 350-30 and ASC 360-10 Property, Plant and Equipment, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable.

Share-based compensation. Under ASC 718-10, Compensation – Stock Compensation, we are required to estimate the awards that we ultimately expect to vest and to reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ from estimates. Under ASC 718-10, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. We recognize share-based compensation expense for awards granted after our adoption date under the straight-line amortization method.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is required to be applied prospectively for revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 is required to be applied on a prospective basis to revenue arrangements entered into or materially modified in the first quarter of fiscal 2012. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009

Revenues

	Three months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Revenues:
Subscription	$15,565	54%	$14,135	51%
License	4,732	17%	6,352	23%
Professional services	8,265	29%	6,995	25%

Total revenues	$28,562	100%	$27,482	100%

	Six months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Revenues:
Subscription	$30,460	55%	$28,111	53%
License	9,182	17%	12,064	23%
Professional services	15,734	28%	13,117	24%

Total revenues	$55,376	100%	$53,292	100%

Total Revenues. Total revenues increased by $1.1 million, or 4%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Total revenues increased by $2.1 million, or 4%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. As a percentage of total revenues, revenues from customers outside the United States represented 37% and 33% for the three months ended November 30, 2010 and 2009, respectively. As a percentage of total revenues, revenues from customers outside the United States represented 36% and 29% for the six months ended November 30, 2010 and 2009, respectively. The only foreign country in which revenues represented more than 10% of total revenues was the United Kingdom, which represented 15% for the three months ended November 30, 2010 and 16% for the three months ended November, 30, 2009, and 14% for the six months ended November 30, 2010 and 15% for the six months ended November, 30, 2009.

Subscription Revenue. Subscription revenue increased by $1.4 million, or 10%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Subscription revenue increased by $2.3 million, or 8%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The increases reflect an increase of subscription revenue from new customers as well as an increase in subscription revenue associated with subscription renewals.

License Revenue. License revenue decreased by $1.6 million, or 26%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. License revenue decreased by $2.9 million, or 24%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The decreases in license revenue reflect our customers’ growing preference to use our cloud-based subscription services rather than to purchase perpetual licenses.

Professional Services Revenue. Professional services revenue increased by $1.3 million, or 18%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Professional services revenue increased by $2.6 million, or 20%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The increases were primarily due to an increased demand for our professional services from our expanded customer base.

Cost of Revenues

	Three months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Cost of revenues
Cost of subscription	$3,891	14%	$4,118	15%
Cost of license	186	1%	223	1%
Cost of professional services	5,532	19%	4,798	17%
Amortization of acquired developed technology	295	1%	295	1%

Total cost of revenues	$9,904	35%	$9,434	34%

	Six months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenues	2009	Percent of Total Revenues
Cost of revenues
Cost of subscription	$7,812	14%	$8,163	15%
Cost of license	433	1%	434	1%
Cost of professional services	10,958	20%	9,350	18%
Amortization of acquired developed technology	589	1%	589	1%

Total cost of revenues	$19,792	36%	$18,536	35%

The following table is a summary of gross margin:

	Three months ended November 30,
(dollars in thousands)	2010	2009
Gross margin:
Subscription	$11,674	$10,017
Percentage of subscription revenue	75%	71%
License (including amortization of acquired developed technology)	4,251	5,834
Percentage of license revenue	90%	92%
Professional services	2,733	2,197
Percentage of professional services revenue	33%	31%

Total	$18,658	$18,048

Percentage of total revenues	65%	66%

	Six months ended November 30,
(dollars in thousands)	2010	2009
Gross margin:
Subscription	$22,648	$19,948
Percentage of subscription revenue	74%	71%
License (including amortization of acquired developed technology)	8,160	11,041
Percentage of license revenue	89%	92%
Professional services	4,776	3,767
Percentage of professional services revenue	30%	29%

Total	$35,584	$34,756

Percentage of total revenues	64%	65%

Cost of Subscription Revenue. Cost of subscription revenue decreased by $0.2 million, or 6%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The decrease was primarily the result of a decrease in third party hosting service fees and license product costs. The subscription gross margin increased to 75% for the three months ended November 30, 2010 from 71% for the three months ended November 30, 2009. The increase in subscription gross margin is primarily the result of higher revenue and the decrease in third party hosting service fees and license product costs. Cost of subscription revenue decreased by $0.4 million, or 4%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The decrease was primarily the result of a decrease in third party hosting service fees and license product costs. The subscription gross margin increased to 74% for the six months ended November 30, 2010 from 71% for the six months ended November 30, 2009. The increase in subscription gross margin is primarily the result of higher revenue and the decrease in the cost of subscription revenue.

Cost of License Revenue. Cost of license revenue decreased slightly for the three months ended November 30, 2010 compared to the three months ended November 30, 2009, because of a decrease in royalty expense. Gross margin on license revenue decreased to 90% for the three months ended November 30, 2010 from 92% for the three months ended November 30, 2009. The decrease in gross margin is primarily the result of a decrease in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies. Cost of license revenue remains essentially flat for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. Gross margin on license revenue decreased to 89% for the six months ended November 30, 2010 from 92% for the six months ended November 30, 2009. The decrease in gross margin is primarily the result of a decrease in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies.

Cost of Professional Services Revenue. For the three months ended November 30, 2010, cost of professional services revenue increased $0.7 million, or 15%, compared to the three months ended November 30, 2009. The increase in cost of professional services revenue was primarily the result of an increase in compensation costs, third party billable labor and employee travel related expenses. The professional services gross margin increased to 33% for the three months ended November 30, 2010, from 31% for the three months ended November 30, 2009. The increase in gross margin is primarily due to our ability to better control variable costs on increased revenue. For the six months ended November 30, 2010, cost of professional services revenue increased $1.6 million, or 17%, compared to the six months ended November 30, 2009. The increase in cost of professional services revenue was primarily the result of an increase in third party billable labor, compensation costs and billable travel related expenses. The professional services gross margin increased to 30% for the six months ended November 30, 2010, from 29% for the six months ended November 30, 2009. The increase in gross margin is primarily due to our ability to better control variable costs on increased revenue.

Operating Expenses

	Three months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenue	2009	Percent of Total Revenue
Operating expenses:
Research and development	$4,436	16%	$4,725	17%
Sales and marketing	11,200	39%	8,526	31%
General and administrative	3,419	12%	3,613	13%
Restructuring	—	0%	(2)	0%
Amortization of purchased intangible assets	634	2%	634	2%

Total operating expenses	$19,689	69%	$17,496	64%

	Six months ended November 30,
(dollars in thousands)	2010	Percent of Total Revenue	2009	Percent of Total Revenue
Operating expenses:
Research and development	$8,859	16%	$8,946	17%
Sales and marketing	21,070	37%	15,314	29%
General and administrative	6,830	12%	7,455	14%
Restructuring	—	0%	(38)	0%
Amortization of purchased intangible assets	1,269	2%	1,269	2%

Total operating expenses	$38,028	68%	$32,946	62%

Research and development. Research and development expenses decreased by $0.3 million, or 6%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The decrease was primarily attributable to decreases in compensation costs of $0.1 million, in recruiting costs of $0.1 million and in facilities and telecommunications costs of $0.1 million. Research and development expenses decreased by $0.1 million, or 1%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The decrease was primarily attributable to a decrease in outside third party consulting fees of $0.3 million, offset by increases in compensation costs of $0.1 million due to increase in headcount and an increase in software maintenance fees of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $2.7 million, or 31%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The increase was primarily attributable to increases in compensation costs of $1.8 million ($1.5 million related to increased headcount and $0.3 million of higher sales commission expense), marketing related expenses of $0.5 million and employee travel related expenses of $0.4 million. The increase in sales commission expense is primarily due to an increase in the number and total contract value of software as a service (“SaaS”) transactions completed during the quarter. As SaaS transactions increase in number and total contract value we expect our commission expense to continue to increase. Sales and marketing expenses increased by $5.8 million, or 38%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The increase was primarily attributable to increases in compensation costs of $3.7 million (related to increased headcount), marketing related expenses of $1.2 million, employee travel related expenses of $0.6 million and recruiting expenses of $0.3 million. These increases are in line with our plan to expand our sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses decreased by $0.2 million, or 5%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The decrease was primarily due to a decrease in compensation costs. General and administrative expenses decreased by $0.6 million, or 8%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The decrease was due to decreases in legal fees of $0.4 million and compensation costs of $0.2 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets remained unchanged for the three and six months ended November 30, 2010, compared to the three and six months ended November 30, 2009.

Restructuring. We did not incur restructuring expenses for the three and six months of fiscal year ended November 30, 2010. For the three and six months ended November 30, 2009, we adjusted prior period charges for a workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as restructuring in our condensed consolidated statement of operations and totaled a reduction of approximately $38,000 for the six months ended November 30, 2009.

Other Income and Expenses, Net

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased by $0.1 million for the three months ended November 30, 2010 compared to the three months ended November 30, 2009. The increase was attributable to a $0.1 million net increase in foreign currency unrealized gains related to currency fluctuations in both euro and British pounds. Interest income and other, net decreased by $0.1 million for the six months ended November 30, 2010 compared to the six months ended November 30, 2009. The decrease was attributable to a $0.1 million net increase in foreign currency losses primarily related to Indian rupee currency forward contracts.

Interest expense. Interest expense was $2,000 for the three months ended November 30, 2010 and 2009. Interest expense was $3,000 for the six months ended November 30, 2010 and $5,000 for the six months ended November 30, 2009. The decrease in interest expense was primarily due to lower average debt outstanding under our former bank credit facility. The credit facility expired on July 28, 2010.

Provision for income taxes Income tax provision for the three months ended November 30, 2010 was $0.3 million and income tax benefit for the three months ended November 30, 2009 was $0.1 million. Income tax provision for the six months ended November 30, 2010 and 2009 was $0.4 million and $0.2 million, respectively. Income tax provision for the three months ended November 30, 2010 and six months ended November 30, 2010 and 2009 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. Income tax benefit for the three months ended November 30, 2009 was mainly the result of the release of certain tax reserves. The increase in provision expense for the three and six months ended November 30, 2010 compared to the three and six months ended November 30, 2009 was primarily related to the increased profitability in certain foreign jurisdictions.

As of November 30, 2010 and May 31, 2010, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	November 30, 2010	May 31, 2010	November 30, 2009
Subscription	$31,099	$32,985	$26,151
Professional services	4,080	3,610	3,445
Software licenses	1,491	399	907

Total deferred revenues	$36,670	$36,994	$30,503

Deferred revenues, current	$33,871	$34,435	$27,612
Deferred revenues, non-current	2,798	2,559	2,891

Total deferred revenues	$36,669	$36,994	$30,503

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

KEY OPERATING METRICS

Bookings

With the increasing adoption of our software as a service offerings, we believe that bookings, which are total revenues plus the change in deferred revenue, are a key operating metric. The prevailing trend among SaaS companies is to provide bookings information. For the quarter ended November 30, 2010, bookings were $30.8 million, or an increase of 14% compared to $27.1 million for the quarter ended November 30, 2009. We also track our renewal rate on subscription services on a dollar basis, which for the three months ended November 30, 2010 was 94% compared to 95% for the three months ended November 30, 2009.

FLUCTUATIONS OF QUARTERLY RESULTS AND OTHER TRENDS

Our results of operations have in the past and will likely in the future vary significantly from quarter to quarter. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict the levels of revenues from quarter to quarter.

In addition, revenues from the sale of software licenses are generally recognized at the time of the sale transaction whereas revenues from the sale of subscription services are generally recognized over the life of the subscription contract. As a result, if a customer elects to purchase subscription services rather than a software license that transaction can lead to lower revenue recognition in the quarter in which the transaction occurs. We have recently seen a shift in customer preferences toward subscription services rather than software licenses, due to increased adoption of software as a service. This trend towards increased customer adoption of the software as a service transaction may have an impact on our revenues and results of operation.

Further, we recognize certain expenses associated with customer transactions such as the cost of sales commission in the period in which the sale transaction occurs in the case of a software license sale or in the initial period in which a the subscription agreement is finalized in the case of a software as a service transaction. As a result, revenue for software as a service transactions is recognized over a multi-year period while the commission expenses are recognized up front. Accordingly, as our customers increasingly shift toward software as a service and away from sales of software license, our recognized revenue may temporarily decrease and our up front expense of that revenue may increase leading to a negative effect on our margins and earnings. Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take. Therefore, because this shift of some customer transactions away from software licenses to software as a service transactions affects the amount of revenue we recognize in the quarter in which the transaction occurs, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, thereby making it difficult to predict revenue between quarters. Over the longer term, assuming this trend continues, we expect that the increased adoption of software as a service by our customers will lead to greater predictability in our quarterly revenue and our results of operation. Over time, we expect that the growing shift toward subscription revenue will have a positive impact on the results of operation of the Company.

Other factors that could affect our quarterly operating results are described in the risk factor entitled “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines” under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended November 30,
(in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(2,456)	$1,880
Net cash used in investing activities	$(844)	$(339)
Net cash used in financing activities	$(442)	$(4,964)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2010, we had $28.9 million in available cash and cash equivalents.

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities for the six months ended November 30, 2010 decreased by $4.3 million to $2.5 million from $1.9 million in net cash provided by operating activities for the six months ended November 30, 2009. The $4.3 million decrease was primarily attributable to decreased cash flow due to reduction of compensation and other accruals of $2.0 million due to the timing of year-end bonus payments. In addition, the reduction in cash flow is due to a $4.6 million increase in net loss for the six months ended November 30, 2010, a reduction in prepaids of $0.8 million, in other assets of $0.5 million, in accounts payable of $0.3 million, accrued rent of $0.2 million and restricted cash of $0.1 million offset by an increase of $4.2 million in deferred revenue and in accounts receivable of $0.4 million.

Total accounts receivable billing days outstanding (“BDO”) was 71 days at November 30, 2010 and 68 days at May 31, 2010. The increase in BDO is due to lower collections in the six months ended November 30, 2010 compared to the six months ended November 30, 2009. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), was 64 days at November 30, 2010 and 75 days at May 31, 2010. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $0.8 million for the six months ended November 30, 2010 compared to net cash used in investing activities of $0.3 million for the six months ended November 30, 2009. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our infrastructure necessary to deliver our cloud-based offerings.

Net Cash Used In Financing Activities

Net cash used in financing activities of $0.4 million for the six months ended November 30, 2010 was primarily attributable to $1.7 million in repurchase of common stock and $0.1 million in repurchase of stock to satisfy employee tax withholding obligations, partially offset by an increase of proceeds from issuance of common stock of $1.3 million. Net cash used in financing activities of $4.9 million for the six months ended November 30, 2009 was primarily attributable to a stock buyback of $4.8 million associated with the repurchase of 1,384,920 shares and repayment of borrowings under our former credit facility and notes payable of $0.1 million.

Contractual Obligations and Commitments

We currently anticipate that our available cash resources, combined with cash flows generated from revenues will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or seek, to raise additional funds in the future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and related general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current stockholders’ ownership interests.

During the quarter ended August 31, 2010, we entered into a non-cancelable three year contract for software services of which $1.6 million remained outstanding as of November 30, 2010.

On September 7, 2010, we entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amends the Lease Agreement dated as of March 16, 1999, as amended, between us and the Landlord relating to the lease of the office space comprising our corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement will be $162,086, and the base monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000. The amended lease modification resulted in a reduction of straight-line rent expense which is reflected on our condensed consolidated statement of operations.

On November 22, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association and our wholly-owned subsidiary, Saba Software International, Inc. The agreement provides for a one year $10 million line of credit. The agreement also includes a sublimit of up to $4.0 million for letters of credit.

The agreement includes certain covenants with which we must comply during the term of the agreement, including that our minimum cash and cash equivalents balance shall be at all times equal to not less than $15 million (including that minimum U.S. cash and cash equivalents balance shall be not less than $10 million), and that at the end of each fiscal quarter net losses after taxes during the four consecutive fiscal quarter period then ended shall be equal to not more than $4 million.

The line of credit is secured by all of our personal property other than its intellectual property. The agreement includes certain negative covenants restricting or limiting our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments and acquisitions, merge or consolidate with any other entity, and convey, sell, lease, transfer or otherwise dispose of assets. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature.

The agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the line of credit prior to the stated maturity date, our ability to continue to borrow under the credit agreement may terminate, and the bank may be able to foreclose on any or all collateral provided by us or our subsidiaries.

As of November 30, 2010, other than the renewal of the non-cancelable three year contract for software services and the new amended lease, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets compared to such obligations and liabilities as of May 31, 2010.

Off-Balance Sheet Arrangements

As of November 30, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At November 30, 2010, we had available cash and cash equivalents totaling $28.9 million. Of this amount, approximately $9.8 million was invested in money market accounts bearing variable interest rates of between 0.04% and 2.65%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. For the three and six months ended November 30, 2010, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily British pound, Japanese yen, Indian rupee and Australian dollar, were $.01 million and $0.1 million, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, except for changes to the risk factors entitled “While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis”; “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines”. “If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline”; and “A significant amount of our revenue is revenue from the sale of subscription solutions, including software as a service transactions, which may affect our results in a number of different ways.”

While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis.

We incurred losses during the first and second quarter of fiscal 2011 and we cannot be certain that we will realize sufficient revenues to regain profitability on a quarterly or annual basis, especially if we continue to experience a shift in our business away from license sales toward recurring software as a service subscription transactions. In addition, in the future, we expect to continue to incur non-cash expenses relating to the amortization of purchased intangible assets that will contribute to our net losses, along with any potential goodwill impairment. As of November 30, 2010, we had $3.2 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation – Stock Compensation, which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis.

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

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected,

In addition, we anticipate that we will continue to experience long sales cycles. Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take. For example, in recent quarters we have experienced a shift of some customer transactions away from software licenses to software as service subscription agreement transactions. This shift significantly affects the amount of revenue we recognize in the quarter in which the transaction occurs. Therefore, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, making it difficult to predict revenues between quarters.

We also have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. If our plan to expand sales coverage and marketing support to align with key growth initiatives is not successful, we could miss our revenue and profit projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed and net losses in a given quarter will be even larger than expected.

Other factors that could affect our quarterly operating results include:

•	The demand for our products and professional services and our efficiency in rendering our professional services;

•	The variability in the mix of the type of services delivered in any quarter and the extent to which third party contractors are used to provide such services;

•	The size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

•	The amount and timing of our operating expenses and capital expenditures;

•	The performance of our international business, which accounts for a substantial part of our condensed consolidated revenues; and

•	Fluctuations in foreign currency exchange rates.

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the recent global weak macroeconomic environment. Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take, particularly in recent quarters where we have experienced a shift of some customer transactions away from software licenses to software, as a service subscription agreement transactions. This shift significantly affects the amount of revenue we recognize in the quarter in which the transaction occurs. Therefore, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, making it difficult to forecast quarterly revenues.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our second fiscal quarter of 2011, 6% of our subscription business was not renewed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

A significant amount of our revenue is revenue from the sale of subscription solutions, including software as a service transactions, which may affect our results in a number of different ways.

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

In addition, we have recently seen a shift in customer preferences toward subscription services rather than software licenses, and this trend may have an impact on our revenues and results of operation. In particular, we generally recognize revenue for subscription service, including software as a service, over the life of the subscription agreement, but we recognize certain expenses associated with subscription services such as the cost of sales commission in the initial period in which the subscription agreement is finalized. As a result, revenue for subscription services is recognized over a multi-year period while the commission expenses are recognized up front.

Accordingly, as our customers increasingly shift toward software as a service offerings and away from software license, our recognized revenue may decrease and our up front expense of that revenue may increase leading to a negative effect on our margins and earnings.

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

International revenues accounted for 36% and 29% of our revenues for the first six months of our fiscal 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

The Saba People Cloud, delivering Saba’s people suites on Amazon Web Services, was recently introduced and could encounter unexpected problems. These problems could be attributable to our products, third party software, telecommunications failures, security breaches, or the cloud technology from Amazon Web Services or other hosting providers. Industry acceptance of cloud computing is still forming. Since cloud technology is new and requires that customer data reside outside of a customer’s “firewall” of protection, many prospective customers could reject or delay adoption, thereby limiting the potential for this new offering. If the Saba People Cloud fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth Any disruption of service from the Saba People Cloud, or loss or compromise of customer orders or data, would adversely affect our adoption and renewal rates for the Saba People Cloud and adversely impact our ability to achieve our business plan and forecasted financial results.

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

During the first half of fiscal year 2011, we recognized approximately 36% percent of our revenue in markets outside the United States. Sales are primarily made in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. Since the beginning of fiscal 2011, we started a program that primarily utilized foreign currency forward contracts to offset some of these risks so that increases or decreases in our foreign currency exposures were offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

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

For example, from the beginning of fiscal 2009 through November 30, 2010, the market price for our common stock has fluctuated between $6.22 per share and $0.91 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

a.) None.

b.) None

c.) The following table provides monthly detail regarding our share repurchases during the three months ended November 30, 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share amounts)
September 1 – 30, 2010	459	(1)	$5.39	$2	$4,152
October 1 – 31, 2010	98,047		5.83	571	3,581
November 1 – 30, 2010	65,179		5.95	391	3,190

Total	163,685			$964	$3,190

(1)	Includes 459 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $2,500 to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 7, 2011	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1(6)	Credit Agreement dated as of November 22, 2010, by and among Saba Software, Inc., Saba Software International, Inc., and Wells Fargo Bank, National Association.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 7, 2011.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 7, 2011.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2011.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 7, 2011.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2010.