Form 10-Q
period 2011-02-28
SABA SOFTWARE INC
filed 2011-04-07
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

On March 31, 2011, 28,298,637 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	February 28, 2011	May 31, 2010
		(As Adjusted)*
ASSETS
Current assets:
Cash and cash equivalents	$32,049	$32,002
Restricted cash	11	20
Accounts receivable, net of allowances for doubtful accounts of $150 as of February 28, 2011 and May 31, 2010	27,922	23,352
Prepaid expenses and other current assets	3,305	2,113

Total current assets	63,287	57,487
Property and equipment, net	2,658	3,178
Goodwill	36,095	36,095
Purchased intangible assets, net	2,353	5,027
Restricted cash	421	260
Other assets	2,285	1,921

Total assets	$107,099	$103,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,776	$3,218
Accrued compensation and related expenses	7,067	8,069
Accrued expenses	2,821	2,746
Deferred revenue	39,247	34,435
Current portion of lease obligations	1,219	450

Total current liabilities	54,130	48,918

Deferred revenue, less current portion	3,165	2,559
Other long-term liabilities	1,202	1,156
Accrued rent	350	1,785

Total Liabilities	58,847	54,418

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at February 28, 2011 and May 31, 2010; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 28,899,494 shares issued at February 28, 2011 and 28,252,131 shares issued at May 31, 2010	29	29
Additional paid-in capital	259,766	255,938
Treasury stock: 636,640 shares at February 28, 2011 and 121,997 shares at May 31, 2010	(3,361)	(328)
Accumulated deficit	(208,315)	(205,812)
Accumulated other comprehensive income (loss)	133	(277)

Total stockholders’ equity	48,252	49,550

Total liabilities and stockholders’ equity	$107,099	$103,968

*	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
		(As Adjusted)*		(As Adjusted)*
Revenues:
Subscription	$16,739	$14,333	$47,237	$42,445
License	4,994	5,515	14,258	17,579
Professional services	8,612	6,812	25,235	19,929

Total revenues	30,345	26,660	86,730	79,953

Cost of revenues:
Cost of subscription	4,074	4,103	11,885	12,266
Cost of license	292	163	725	597
Cost of professional services	6,427	5,070	18,115	14,420
Amortization of acquired developed technology	196	295	785	884

Total cost of revenues	10,989	9,631	31,510	28,167

Gross profit	19,356	17,029	55,220	51,786

Operating expenses:
Research and development	4,530	4,609	13,388	13,555
Sales and marketing	10,033	7,734	30,932	23,172
General and administrative	3,862	3,530	10,693	10,985
Restructuring	—	—	—	(38)
Amortization of purchased intangible assets	621	634	1,891	1,903

Total operating expenses	19,046	16,507	56,904	49,577

Income (loss) from operations	310	522	(1,684)	2,209
Interest and other income (expense), net	(196)	(48)	(256)	(15)
Interest expense	3	(1)	—	(6)

Income (loss) before provision for income taxes	117	473	(1,940)	2,188
Provision for income taxes	(126)	(44)	(563)	(197)

Net (loss) income	$(9)	$429	$(2,503)	$1,991

Basic net income (loss) per share	$—	$0.02	$(0.09)	$0.07

Diluted net income (loss) per share	$—	$0.01	$(0.09)	$0.07

Shares used in computing basic net income (loss) per share	28,260	27,922	28,202	28,336

Shares used in computing diluted net income (loss) per share	28,260	29,043	28,202	29,308

*	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended February 28,
	2011	2010
		(As Adjusted)*
Operating activities:
Net (loss) income	$(2,503)	$1,991
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,663	1,821
Amortization of purchased intangible assets	2,674	2,787
Share-based compensation	2,211	1,267
Changes in operating assets and liabilities:
Accounts receivable	(4,028)	(5,058)
Prepaid expenses and other current assets (Note 2)	(1,119)	73
Other assets (Note 2)	(318)	62
Accounts payable	504	409
Accrued compensation and related expenses	(1,317)	613
Accrued expenses	168	(4)
Deferred revenue (Note 2)	4,637	1,031
Restricted cash	(144)	(20)
Accrued rent	(855)	(437)

Net cash provided by operating activities	1,573	4,535

Investing activities:
Purchases of property and equipment	(1,087)	(653)

Net cash used in investing activities	(1,087)	(653)

Financing activities:
Proceeds from issuance of common stock under stock plans	1,934	248
Repurchase of common stock	(3,034)	(4,847)
Repurchase of stock to satisfy employee tax withholding obligations	(316)	(140)
Repayments of borrowings under credit facility	—	(232)
Repayments of note payable	—	(22)

Net cash used in financing activities	(1,416)	(4,993)

Effect of exchange rate changes on cash and cash equivalents	977	(70)

Increase (decrease) in cash and equivalents	47	(1,181)
Cash and cash equivalents, beginning of period	32,002	25,978

Cash and cash equivalents, end of period	$32,049	$24,797

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$971	$317

Cash paid for interest	$—	$3

*	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

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

The accompanying condensed consolidated balance sheet as of February 28, 2011, the condensed consolidated statements of operations for the three and nine months ended February 28, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended February 28, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of February 28, 2011, and the Company’s results of operations for the three and nine months ended February 28, 2011 and 2010 and cash flows for the nine months ended February 28, 2011 and 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited consolidated financial statements included in Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2010. The results of operations for the three and nine months ended February 28, 2011, are not necessarily indicative of results for the entire fiscal year ending May 31, 2011 or for any future period.

The condensed consolidated balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements, except for the Company’s voluntary change for sales commissions as described in Note 2.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income (loss) or net income (loss). The Company combined License Updates and Product Support, and OnDemand revenues as one line item in the condensed consolidated statements of operations from prior quarters, to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13) which amends the revenue recognition for certain multiple element revenue arrangements excluding license arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

available; third-party evidence (“TPE”), if available and if VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Although the amended standards were not required to be adopted by Saba until June 1, 2011 (the beginning of the Company’s fiscal year 2012), Saba elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. Saba generates revenues from the sale of software licenses, subscription services and professional services and recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Software License Arrangements

Software license arrangements generally include a combination of Saba software, license updates and product support and/or professional services. A significant amount of the Company’s software license arrangements are for perpetual licenses.

Saba recognizes revenue earned on perpetual software license arrangements in accordance with FASB’s Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition. When software arrangements involve multiple elements, the Company recognizes license revenue, using the residual method, in accordance with ASC 985-605. Under the residual method revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amount of the arrangement is allocated to delivered elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Subscription Services Arrangements

Subscription services arrangements generally include a combination of Saba products delivered as software as a service (“SaaS”) in an internet-based cloud architecture, product updates and support related to licenses and professional services.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied.

When subscription services arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) TPE if VSOE is not available; and (iii) BESP if neither VSOE nor TPE is available.

VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. Saba limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP. When it is unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

The Company has not historically priced its cloud-based offerings within a narrow range and limited historical renewal rate information is available based on the life cycle of these offerings. As a result, the Company uses BESP in order to allocate the selling price to cloud-based deliverables. In general, the Company uses VSOE in order to allocate the selling price to professional service deliverables.

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, Saba recognizes revenue in accordance with ASC 985-605.

Professional Services

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered in prior to adoption of ASU 2009-13, the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Impact of Adoption

Prior to adoption of ASU 2009-13, the Company’s professional services, when sold with cloud based offerings, did not qualify as separate units of accounting and were recognized as revenue ratably over the longest subscription period. Under subscription accounting, the Company also deferred the associated professional services costs and recognized them on a straight-line basis over the same subscription period. This resulted in the deferral of professional services revenue and professional services cost of revenue.

With the adoption of ASU 2009-13, arrangement consideration is allocated using the relative selling price method and recognized as individual deliverables in accordance with the guidance described above. Additionally, the Company expenses the direct costs related to the professional services as incurred.

Revenue for the three and nine months ended February 28, 2011 was $30.3 million and $86.7 million, respectively, with the adoption of ASU 2009-13. This compares with revenue of $29.2 million and $84.6 million for the three and nine months ended February 28, 2011, respectively, had the Company not early adopted ASU 2009-13. The primary driver of the impact was increases of $1.1 million and $2.0 million in professional services revenue that the Company recognized for the three and nine months ended February 28, 2011, respectively. The increase in professional services revenue primarily resulted from recognizing the professional services over a shorter period than the subscription contract term.

Cost of revenues for the three and nine months ended February 28, 2011 was $11.0 million and $31.5 million, respectively, with the adoption of ASU 2009-13. This compares with cost of revenues of $10.6 million and $30.4 million for the three and nine months ended February 28, 2011, respectively, had the Company not adopted ASU 2009-13. The increase in cost of revenues was the result of expensing direct costs related to the professional services as incurred.

As of February 28, 2011, the Company’s deferred revenue was $42.4 million, as compared to $44.0 million had the Company not adopted ASU 2009-13.

The adoption of ASU 2009-13 resulted in an increase in total revenue for the three and nine months ended February 28, 2011. The Company is not able to reasonably estimate the amount of the changes in revenue in future periods, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Changes in Accounting Principle

In the third quarter of fiscal 2011, Saba voluntarily changed its accounting policy for sales commissions related to non-cancellable annual or multi-year SaaS contracts, from recording an expense when incurred, to deferral and amortization of the sales commission in proportion to the revenue recognized over the non-cancellable term of the

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contract. The Company believes this method is preferable because the commission charges are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, the adoption of this accounting policy enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in the Company’s industry. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements. Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements and related notes have been adjusted to reflect the impact of this change retrospectively to all prior periods.

As previously discussed in this note, the Company also adopted the new accounting standards for multiple-element revenue arrangements during fiscal 2011.

The following tables present the effects of (i) the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable annual or multi-year SaaS contracts for all periods presented and (ii) the adoption of the new accounting standard for multiple-element revenue arrangements, effective as of June 1, 2010 (in thousands):

Consolidated Income Statements (in thousands, except share and per share data)	2011 Three Months Ended August 31, 2010
	As Previously Reported	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Adjusted
Revenues from subscription	$14,895	$—	$(1)	$14,894
Revenues from license	$4,450	$—	$—	$4,450
Revenues from professional services	$7,469	$—	$380	$7,849
Cost of professional services	$5,426	$—	$295	$5,721
Sales and marketing	$9,869	$(23)	$—	$9,846
Income (loss) from operations	$(1,412)	$23	$84	$(1,305)
Net income (loss)	$(1,804)	$23	$84	$(1,697)
Basic net income (loss) per share	$(0.06)	$—	$—	$(0.06)

Diluted net income (loss) per share	$(0.06)	$—	$—	$(0.06)

Shares used in computing basic net income (loss) per share	28,151	28,151	28,151	28,151

Shares used in computing diluted net income (loss) per share	28,151	28,151	28,151	28,151

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2011
Consolidated Income Statements	Three Months Ended				Six Months Ended
(in thousands, except share and per share data)	November 30, 2010				November 30, 2010
	As Previously Reported	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Adjusted	As Previously Reported	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Adjusted
Revenues from subscription	$15,565	$—	$39	$15,604	$30,460	$—	$38	$30,498
Revenues from license	$4,732	$—	$82	$4,814	$9,182	$—	$82	$9,264
Revenues from professional services	$8,265	$—	$509	$8,774	$15,734	$—	$889	$16,623
Cost of professional services	$5,532	$—	$435	$5,967	$10,958	$—	$730	$11,688
Sales and marketing	$11,200	$(148)	$—	$11,052	$21,070	$(171)	$—	$20,899
Income (loss) from operations	$(1,031)	$148	$195	$(688)	$(2,444)	$171	$279	$(1,995)
Net income (loss)	$(1,139)	$148	$195	$(796)	$(2,944)	$171	$279	$(2,495)
Basic net income (loss) per share	$(0.04)	$0.01	$0.01	$(0.03)	$(0.10)	$0.01	$0.01	$(0.09)

Diluted net income (loss) per share	$(0.04)	$0.01	$0.01	$(0.03)	$(0.10)	$0.01	$0.01	$(0.09)

Shares used in computing basic net income (loss) per share	28,197	28,197	28,197	28,197	28,197	28,197	28,197	28,197

Shares used in computing diluted net income (loss) per share	28,197	28,197	28,197	28,197	28,197	28,197	28,197	28,197

	2011
Consolidated Income Statements	Three Months Ended				Nine Months Ended
(in thousands, except share and per share data)	February 28, 2011				February 28, 2011
	Computed under Prior Method	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Reported	Computed under Prior Method	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Reported
Revenues from subscription	$16,712	$—	$27	$16,739	$47,173	$—	$64	$47,237
Revenues from license	$4,991	$—	$3	$4,994	$14,173	$—	$85	$14,258
Revenues from professional services	$7,539	$—	$1,073	$8,612	$23,273	$—	$1,962	$25,235
Cost of professional services	$6,007	$—	$420	$6,427	$16,965	$—	$1,150	$18,115
Sales and marketing	$10,351	$(318)	$—	$10,033	$31,421	$(489)	$—	$30,932
Income (loss) from operations	$(691)	$318	$683	$310	$(3,134)	$489	$961	$(1,684)
Net income (loss)	$(1,010)	$318	$683	$(9)	$(3,953)	$489	$961	$(2,503)
Basic net income (loss) per share	$(0.04)	$0.01	$0.03	$(0.00)	$(0.14)	$0.02	$0.03	$(0.09)

Diluted net income (loss) per share	$(0.04)	$0.01	$0.03	$(0.00)	$(0.14)	$0.02	$0.03	$(0.09)

Shares used in computing basic net income (loss) per share	28,260	28,260	28,260	28,260	28,202	28,202	28,202	28,202

Shares used in computing diluted net income (loss) per share	28,260	28,260	28,260	28,260	28,202	28,202	28,202	28,202

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2010
Consolidated Income Statements	Three Months Ended			Three Months Ended			Six Months Ended
(in thousands, except share and per share data)	August 31, 2009			November 30, 2009			November 30, 2009
	As Previously Reported	Impact of Commission Adjustments	As Adjusted	As Previously Reported	Impact of Commission Adjustments	As Adjusted	As Previously Reported	Impact of Commission Adjustments	As Adjusted
Sales and marketing	$6,788	$78	$6,866	$8,526	$46	$8,572	$15,314	$124	$15,438
Income (loss) from operations	$1,259	$(78)	$1,181	$552	$(46)	$506	$1,811	$(124)	$1,687
Net income (loss)	$1,020	$(78)	$942	$666	$(46)	$620	$1,686	$(124)	$1,562
Basic net income (loss) per share	$0.03	$—	$0.03	$0.02	$—	$0.02	$0.06	$—	$0.06

Diluted net income (loss) per share	$0.03	$—	$0.03	$0.02	$—	$0.02	$0.06	$(0.01)	$0.05

Shares used in computing basic net income (loss) per share	29,220	29,220	29,220	27,851	27,851	27,851	27,851	27,851	27,851

Shares used in computing diluted net income (loss) per share	29,833	29,833	29,833	28,855	28,855	28,855	28,855	28,855	28,855

	2010
Consolidated Income Statements	Three Months Ended			Nine Months Ended
(in thousands, except share and per share data)	February 28, 2010			February 28, 2010
	As Previously Reported	Impact of Commission Adjustments	As Adjusted	As Previously Reported	Impact of Commission Adjustments	As Adjusted
Sales and marketing	$7,733	$1	$7,734	$23,047	$125	$23,172
Income (loss) from operations	$523	$(1)	$522	$2,334	$(125)	$2,209
Net income (loss)	$430	$(1)	$429	$2,116	$(125)	$1,991
Basic net income (loss) per share	$0.02	$—	$0.02	$0.07	$—	$0.07

Diluted net income (loss) per share	$0.01	$—	$0.01	$0.07	$—	$0.07

Shares used in computing basic net income (loss) per share	27,922	27,922	27,922	28,336	28,336	28,336

Shares used in computing diluted net income (loss) per share	29,043	29,043	29,043	29,308	29,308	29,308

Consolidated Balance Sheets (in thousands)	February 28, 2011				May 31, 2010
	Computed under Prior Method	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Reported	As Previously Reported	Impact of Commission Adjustments	As Adjusted
Prepaid expenses and other current assets	$2,827	$455	$23	$3,305	$1,788	$325	$2,113
Other assets	$2,368	$558	$(641)	$2,285	$1,722	$199	$1,921
Total assets	$106,704	$1,013	$(618)	$107,099	$103,444	$524	$103,968
Deferred revenue, current portion	$40,307	$—	$(1,060)	$39,247	$34,435	$—	$34,435
Deferred revenue, less current portion	$3,684	$—	$(519)	$3,165	$2,559	$—	$2,559
Accumulated deficit	$(210,290)	$1,013	$962	$(208,315)	$(206,336)	$524	$(205,812)

Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Liabilities Measured at Fair Value on a Recurring Basis

The liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 2 inputs are defined above):

Fair Value Measurements Using Input Types
Level 2
(in thousands)
Liabilities:
Derivative financial instruments	$39

Accrued Expenses	$39

As discussed in note 9, Derivative Financial Instruments, to the condensed consolidated financial statements, the Company uses foreign currency contracts to offset its exposure to risks related to business transacted in Indian rupee. The fair value of these derivative instruments are based on pricing models using current market rates. The significant inputs to estimate the fair value include the forward and spot prices for Indian rupee. As a result, the Company classifies its derivative instruments as Level 2 of the fair value hierarchy.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following assumptions have been used to value the options and awards granted during the three and nine months ended February 28, 2011 and 2010, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Stock Options:
Expected volatility	55%	58%	56%	59%
Risk-free interest rates	1.98%	1.91%	1.90%	1.97%
Expected term (years)	4.84	4.7	5.41	4.3
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	36%	70%	43%	74%
Risk-free interest rates	0.35%	0.34%	0.38%	0.43%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended February 28, 2011 and 2010, respectively:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
(in thousands)
Cost of revenues:
Cost of subscription	$62	$51	$154	$117
Cost of professional services	63	47	163	97
Research and development	138	121	342	274
Sales and marketing	227	98	673	308
General and administrative	328	214	879	471

Share-based compensation expense included in net income (loss)	$818	$531	$2,211	$1,267

The share-based compensation expense categorized by various equity components is summarized in the table below:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
(in thousands)
Stock options	$521	$423	$1,643	$1,057
Restricted stock units	253	87	508	159
Employee stock purchase plan	44	21	60	51

Total share-based compensation	$818	$531	$2,211	$1,267

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan, as amended and restated (the “2009 Stock Plan”). The RSUs generally vest in four annual installments commencing on the one year anniversary of the date of the award. During the quarter ended February 28, 2011, 97,344 shares of the RSUs vested. In order to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units, 36,626 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $243,000.

The weighted average estimated fair value of options granted was $2.94 and $2.09 per share for the three months ended February 28, 2011 and 2010, respectively. The weighted average estimated fair value of options granted was $2.76 and $1.97 per share for the nine months ended February 28, 2011 and 2010, respectively. The weighted average estimated fair value of RSUs granted was $5.29 and $4.22 per share for the three months ended February 28, 2011 and 2010, respectively. The weighted average estimated fair value of RSUs granted was $6.11 and $4.08 per share for the nine months ended February 28, 2011 and 2010, respectively.

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

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
(in thousands, except per share data)		(As Adjusted)*		(As Adjusted)*
Net (loss) income	$(9)	$429	$(2,503)	$1,991

Weighted-average shares of common stock used in computing basic net income (loss) per share	28,260	27,922	28,202	28,336
Effect of dilutive employee stock plans	—	1,121	—	972

Weighted-average shares of common stock used in computing diluted net income (loss) per share	28,260	29,043	28,202	29,308

Basic net income (loss) per share	$(0.00)	$0.02	$(0.09)	$0.07

Diluted net income (loss) per share	$(0.00)	$0.01	$(0.09)	$0.07

Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation (1)	3,039	3,321	3,823	3,470

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.
*	Certain amounts have been adjusted in prior periods for the retrospective change in accounting principle for sales commission (See Note 2).

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If Saba had generated net income for the three and nine months ended February 28, 2011, 1.8 million and 1.4 million common equivalent shares, respectively, would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding for the period. For the three and nine months ended February 28, 2010, 1.1 million common equivalent shares and 1.0 million common equivalent shares, respectively, related to employee stock plans were added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of all stock options and restricted stock units, if they have exercise prices that are higher than the average market price of the Company’s common stock during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 3.0 million and 3.3 million shares for the three months ended February 28, 2011 and 2010, respectively. These anti-dilutive common equivalent shares totaled 3.8 million and 3.4 million shares for the nine months ended February 28, 2011 and 2010, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

5. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220-10 Comprehensive Income. The following table sets forth the calculation of comprehensive income (loss) for all the periods presented:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
(in thousands)		(As Adjusted)*		(As Adjusted)*
Net income (loss)	$(9)	$429	$(2,503)	$1,991
Foreign currency translation gain (loss)	166	(54)	410	128

Comprehensive income (loss)	$157	$375	$(2,093)	$2,119

*	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

6. Goodwill and Purchased Intangible Assets

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives ranging from five to seven years.

There were no additions to intangible assets during the nine months ended February 28, 2011. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	February 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$14,920	$(12,567)	$2,353	6.3 Years
Tradenames	820	(820)	—	5.0 Years
Acquired developed technology	5,890	(5,890)	—	5.0 Years

Total	$21,630	$(19,277)	$2,353

	May 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$14,920	$(10,787)	$4,133	6.3 Years
Tradenames	820	(710)	110	5.0 Years
Acquired developed technology	5,890	(5,105)	785	5.0 Years

Total	$21,630	$(16,602)	$5,028

The total expected future amortization related to acquired intangible assets as of February 28, 2011 is approximately $0.6 million and $1.8 million in fiscal years 2011 through 2012, respectively. All intangible assets as of February 28, 2011 are expected to be fully amortized by May 31, 2012.

Goodwill is reviewed annually for impairment (or more frequently if indicators of impairment arise or circumstances otherwise dictate). The Company completed its annual impairment assessment in fiscal 2011 and concluded that goodwill was not impaired. For the nine months ended February 28, 2011, there were no indicators of impairment of goodwill. Intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. For the nine months ended February 28, 2011, there were no indicators of impairment of intangible assets.

7. Lease Obligations

On September 7, 2010, the Company entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amended the Lease Agreement dated as of March 16, 1999, as amended, between the Company and the Landlord relating to the lease of the office space comprising the Company’s corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement will be $162,086 and the monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000. The amended lease modification resulted in a reduction of straight-line rent expense, beginning in the second quarter of fiscal 2011, which is reflected on the Company’s condensed consolidated statement of operations.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt and Other Obligations

Credit Facility

On November 22, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association. The agreement provides for a one year $10 million line of credit. The agreement also includes a sublimit of up to $4.0 million for letters of credit.

The agreement includes certain covenants with which the Company must comply during the term of the agreement, including that the Company’s minimum cash and cash equivalents balance shall be at all times equal to not less than $15 million (including that minimum U.S. cash and cash equivalents balance shall be not less than $10 million), and that at the end of each fiscal quarter net losses after taxes during the four consecutive fiscal quarter period then ended shall be equal to not more than $4 million. The Company was in compliance with the covenants as of February 28, 2011.

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

No amounts have been borrowed under the credit agreement as of February 28, 2011.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Derivative Instruments in Condensed Consolidated Financial Statements

		February 28, 2011		May 31, 2010
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
			(in thousands)		(in thousands)
Derivatives not designated as hedges:		Accrued expenses	$39	Accrued expenses	—

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended February 28,	Nine months ended February 28,
		2011	2011
Derivatives not designated as hedges:		(in thousands)
Foreign currency forward contracts	Interest and other income (expense), net	$59	$—

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended February 28,	Nine months ended February 28,
		2010	2010
Derivatives not designated as hedges:		(in thousands)
Foreign currency forward contracts	Interest and other income (expense), net	$—	—

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

11. Income Taxes

Income tax provision for the three months ended February 28, 2011 and 2010 was $0.1 million and $44,000, respectively. Income tax provision for the nine months ended February 28, 2011 and 2010 was $0.6 million and $0.2 million, respectively. Income tax provision for the three and nine months ended February 28, 2011 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. Income tax provision for the three and nine months ended February 28, 2010 consisted primarily of U.S. federal minimum

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tax, state taxes as well as foreign tax expense incurred as a result of local country profits. The increase in provision expense for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 was primarily related to the release of certain tax reserves during the three and nine months ended February 28, 2010.

As of February 28, 2011 and May 31, 2010, the Company had a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thereby rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes that it is free from liability for actions prior to April 28, 2009, as the Company believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On March 21, 2011, the Patent Office issued a final office action indicating that all but two of the twenty eight claims in the reexamination certificate are unpatentable and that one claim added during this reexamination proceeding is patentable. On March 25, 2011, plaintiff filed a motion to lift the stay on the court proceedings. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

As previously discussed in note 2 to the condensed consolidated financial statements, the Company adopted ASU 2009-13, which amends the revenue recognition for certain multiple element revenue arrangements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. Although ASU 2009-14 is not required to be adopted by the Company until June 1, 2011 (the beginning of the Company’s fiscal year 2012), the Company elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. The adoption of ASU 2009-14 did not have an impact on the Company’s condensed consolidated financial statements.

14. Related Party Transactions

During the three and nine months ended February 28, 2011 and 2010, Saba licensed software and sold related support and services to Varian Medical Systems, Inc. An Executive Vice President of Varian serves as director on Saba’s Board of Directors.

During the three and nine months ended February 28, 2011 and 2010, the components of the related party transaction were as follows:

	Sales to Related Party		Sales to Related Party
	Three months ended February 28,		Nine months ended February 28,
(in thousands)	2011	2010	2011	2010
Varian Medical Systems, Inc.	$59	$56	$171	$112

Total	$59	$56	$171	$112

	Accounts Receivable
(in thousands)	February 28, 2011	May 31, 2010
Varian Medical Systems, Inc.	$51	$52

Total	$51	$52

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

–	our belief that we are free from liability for past actions in connection with the litigation relating to the claim of patent infringement by Centra,

–	the merits of our litigation and our intent to dispute litigation claims and defend lawsuits vigorously,

–	the resolution and effect of pending litigation,

–	the effect of recent accounting pronouncements,

–	our estimate of future forfeiture rates in our stock-based compensation plans,

–	our anticipation that we will not pay any cash dividends in the foreseeable future,

–	expected future amortization related to intangible assets, and

–	our ultimate realized gain or loss with respect to currency fluctuations.

(ii) in Part I, Item 2,

–	our belief that subscription revenue will grow in future periods,

–	our anticipation that a substantial majority of our customers will renew their subscription agreements,

–	our belief that our customers’ preference for cloud-based subscription services over perpetual licenses will continue to grow,

–	our anticipation that we will continue to add new subscription customers,

–	the likelihood that our results of operations will vary significantly from quarter to quarter,

–	our anticipation that we will continue to experience long sales cycles,

–	our plan to expand our sales coverage and marketing support, and

–

the sufficiency of our available cash resources, combined with cash flows generated from revenues, to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months.

(iii) in Part I, Item3,

–	our exposure to interest rate risk and foreign currency risk, and

–	the effects of future changes in interest rates and foreign currency rates.

(iv) in Part II, Item 1A,

–	the possibility of future losses,

–	our expectation that we will continue to incur non-cash expenses relating to the amortization of purchased intangible assets,

–	our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance,

–	maintaining and strengthening relationships with strategic partners,

–	our anticipation that revenues from the Saba People Suite, as well as related services will constitute substantially all of our revenue for the foreseeable future,

–	our belief that the shift of customer preferences from software licenses to subscription services, including software as a service (“SaaS”) transactions, will continue in future periods,

–	the likelihood significant fluctuations in our operating results,

–	our plan to expand sales coverage and marketing support,

–	our plan to continue to expand and ramp our direct sales force,

–	our intention to continue to expand our international presence,

–	the expectation that the intensity of competition and the pace of change will increase in the future, which is likely to result in price reductions, reduced gross margins and loss of market share,,

–	our belief and intention regarding litigation to which we are subject,

–	periodically acquiring complementary businesses or technologies, and

–	regularly releasing new products and new versions of existing products.

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

OVERVIEW

General

We are the premier provider of a new class of people systems that combine people learning, people performance and people collaboration solutions. Our people systems enable organizations to mobilize and engage people around new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture and share individual and collective knowhow to effectively compete and succeed. Our solutions are delivered both on-premise and as SaaS in an internet-based cloud architecture, and are underpinned by global services capabilities encompassing strategic consulting, comprehensive implementation and education services and worldwide support.

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

Subscription Services

Subscription revenue includes revenue from our products delivered as SaaS in internet-based cloud architecture and revenue from license updates and product support. Customers that desire to access our products in the cloud generally sign subscription agreements with terms typically ranging from one to three years. License updates and product support include the right to receive future unspecified updates for the applicable software product and technical support. We typically sell license updates and product support for an initial period of one year concurrently with the sale of the related software license. After the initial period, license updates and product support is renewable on an annual basis at the option of the customer. Our cloud-based offerings also include arrangements with customers that have separately licensed and taken possession of our software. Our subscription revenue depends upon both incremental sales of subscription services to both new and existing customers and renewals of existing agreements.

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

The trend toward increased customer adoption of SaaS transactions from license of our software solutions will have an impact on our revenues and results of operation. We recognize revenue from SaaS over the term of the subscription agreement whereas revenue from a software license sale is generally recognized in the period in which the software arrangement is completed and the software is delivered to the customer, provided all other revenue recognition criteria are met for both types of arrangements. Over the longer term, assuming this trend continues, we expect that the increased adoption of SaaS by our customers will lead to greater predictability in our quarterly revenue and our results of operation. Over time, we expect that the growing shift toward subscription revenue will have a positive impact on the results of operations of the Company.

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

Professional Services

We offer comprehensive services to assist our clients in the successful implementation of our solutions and to optimize our clients’ use of our solutions. Consisting primarily of consulting and education services, these offerings are typically provided to customers that have purchased our products directly from us. These consulting and education services are generally provided over a period of three to nine months after the product purchase. Accordingly, our consulting and education services revenue varies directly with the levels of license revenue and subscription services revenue generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time-and-materials basis and on a fixed-fee basis.

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

We classify deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of February 28, 2011, the deferred balance of the professional services revenue related to such subscription offerings and the related deferred costs was $1.7 million and $0.9 million, respectively, related to contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14. Deferred revenue and deferred costs related to contracts that were entered into prior to June 1, 2010 continue to be recognized and amortized ratably over the subscription period provided that such contracts were not subsequently modified.

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

Revenue recognition. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13) which amends the revenue recognition for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Although the amended standards were not required to be adopted by Saba until June 1, 2011 (the beginning of our fiscal year 2012), the Company elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011for transactions entered into or materially modified after May 31, 2010.

We generate revenues from the sale of software licenses, subscription services and professional services and recognize revenues when all of the following conditions are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Software License Arrangements

Software license arrangements generally include a combination of Saba software, license updates and product support and/or professional services. A significant amount of the Company’s software license arrangements are for perpetual licenses.

We recognize revenue earned on perpetual software license arrangements in accordance with ASC 985-605. When software arrangements involve multiple elements we recognize license revenue using the residual method in accordance with ASC 985-605. Under the residual method, revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor VSOE to allocate revenues to certain subscription offerings and professional services that are sold together with its software arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately, or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

Subscription Services Arrangements

Subscription services arrangements generally include a combination of our products delivered as SaaS in an internet-based cloud architecture, product updates and support related to licenses and professional services.

Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access the our software is not separable from the services necessary to operate the software and customers are not allowed to take possession of our software are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. We do not grant our resellers the right of return and do not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied.

When subscription services arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) TPE if VSOE is not available; and (iii) BESP if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by us, having the relevant authority to do so, for an element not yet sold separately.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

BESP. When it is unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. we determine BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

We have not historically priced our cloud-based offerings within a narrow range and limited historical renewal rate information is available based on the life cycle of these offerings. As a result, we use BESP in order to allocate the selling price to cloud-based deliverables. In general, we use VSOE in order to allocate the selling price to professional service deliverables.

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of our software. When these offerings are part of a multiple element arrangement involving licenses, we recognize revenue in accordance with ASC 985-605.

Professional Services

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

We classify deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered in prior to adoptions of ASU 2009-13, we allocate the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the professional services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and our results of operations.

Changes in Accounting Principle

In the third quarter of fiscal 2011, we voluntarily changed our accounting policy for sales commissions related to non-cancellable annual or multi-year SaaS contracts from recording an expense when incurred, to deferral and amortization of the sales commissions in proportion to the revenue recognized over the non-cancellable term of the contract. We believe this method is preferable because the commission charges are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, the adoption of this accounting policy enhances the comparability of our consolidated financial statements by changing to the predominant method utilized in our industry. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements. Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

Allowance for doubtful accounts. Accounts receivable are recorded net of allowance for doubtful accounts and totaled $27.9 million as of February 28, 2011. The allowance for doubtful accounts, which totaled $0.2 million as of February 28, 2011, is based on our assessment of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on the aging of the accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. Past due balances based on order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, we may be required to increase the allowance for doubtful accounts.

Recoverability of goodwill and purchased intangible assets. We account for goodwill under ASC 350-20 Goodwill. Our goodwill balance at February 28, 2011 was $36.1 million. We account for purchased intangible assets under ASC 350-30, Intangibles – Goodwill and Other. Our purchased intangible assets balance at February 28, 2011 was $2.4 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $0.6 million and $1.8 million in fiscal years 2011 and 2012, respectively.

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

As previously discussed, we adopted ASU 2009-13, which amends the revenue recognition for certain multiple element revenue arrangements. In a subsequent filing with the SEC, we expect to restate and adjust our prior financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 filed with the Securities and Exchange Commission August 12, 2010 in order to conform to the basis of presentation for this year after giving effect to the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable annual or multi-year SaaS contracts for all periods presented.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. Although ASU 2009-14 is not required to be adopted by Saba until June 1, 2011 (the beginning of our fiscal year 2012), we elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. The adoption of ASU 2009-14 did not have an impact on our condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

Revenues

	Three months ended February 28,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Revenues:
Subscription	$16,739	55%	$14,333	54%
License	4,994	17%	5,515	20%
Professional services	8,612	28%	6,812	26%

Total revenues	$30,345	100%	$26,660	100%

	Nine month ended February 28,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Revenues:
Subscription	$47,237	55%	$42,445	53%
License	14,258	16%	17,579	22%
Professional services	25,235	29%	19,929	25%

Total revenues	$86,730	100%	$79,953	100%

Total Revenues. Total revenues increased by $3.7 million, or 14%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. Total revenues increased by $6.8 million, or 8%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. As a percentage of total revenues, revenues from customers outside the United States represented 38% and 35% for the three months ended February 28, 2011 and 2010, respectively. As a percentage of total revenues, revenues from customers outside the United States represented 35% and 31% for the nine months ended February 28, 2011 and 2010, respectively. The only foreign country in which revenues represented more than 10% of total revenues was the United Kingdom, which represented 15% for the three and nine months ended February 28, 2011 and 2010.

Subscription Revenue. Subscription revenue increased by $2.4 million, or 17%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. Subscription revenue increased by $4.8 million, or 11%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The increases reflect an increase of subscription revenue from new customers as well as an increase in subscription revenue associated with subscription renewals.

License Revenue. License revenue decreased by $0.5 million, or 9%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. License revenue decreased by $3.3 million, or 19%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The decreases in license revenue reflect our customers’ growing preference to use our cloud-based subscription services rather than to purchase perpetual licenses.

Professional Services Revenue. Professional services revenue increased by $1.8 million, or 26%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. Professional services revenue increased by $5.3 million, or 27%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The increases were primarily due to an increased demand for our professional services from our expanded customer base. In addition, for the three and nine months ended February 28, 2011, $1.1 million and $2.0 million of the revenue increase, respectively, are due to the impact of adopting the new accounting standard for multiple-element revenue arrangements.

Cost of Revenues

	Three months ended February 28,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Cost of revenues
Cost of subscription	$4,074	13%	$4,103	16%
Cost of license	292	1%	163	1%
Cost of professional services	6,427	21%	5,070	19%
Amortization of acquired developed technology	196	1%	295	1%

Total cost of revenues	$10,989	36%	$9,631	37%

	Nine month ended February 28,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Cost of revenues
Cost of subscription	$11,885	14%	$12,266	15%
Cost of license	725	1%	597	1%
Cost of professional services	18,115	21%	14,420	18%
Amortization of acquired developed technology	785	1%	884	1%

Total cost of revenues	$31,510	37%	$28,167	35%

The following table is a summary of gross margin:

	Three months ended February 28,
(dollars in thousands)	2011	2010
Gross margin:
Subscription	$12,665	$10,230
Percentage of subscription revenue	76%	71%
License (including amortization of acquired developed technology)	4,506	5,057
Percentage of license revenue	90%	92%
Professional services	2,185	1,742
Percentage of professional services revenue	25%	26%

Total	$19,356	$17,029

Percentage of total revenues	64%	64%

	Nine month ended February 28,
(dollars in thousands)	2011	2010
Gross margin:
Subscription	$35,352	$30,179
Percentage of subscription revenue	75%	71%
License (including amortization of acquired developed technology)	12,748	16,098
Percentage of license revenue	89%	92%
Professional services	7,120	5,509
Percentage of professional services revenue	28%	28%

Total	$55,220	$51,786

Percentage of total revenues	64%	65%

Cost of Subscription Revenue. Cost of subscription revenue decreased slightly, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The subscription gross margin increased to 76% for the three months ended February 28, 2011 from 71% for the three months ended February 28, 2010. The increase in subscription gross margin is the result of higher revenue. Cost of subscription revenue decreased by $0.4 million, or 3%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The decrease was primarily the result of a decrease in third party hosting service fees and license product costs. The subscription gross margin increased to 75% for the nine months ended February 28, 2011 from 71% for the nine months ended February 28, 2010. The increase in subscription gross margin is primarily the result of higher revenue and the decrease in the cost of subscription revenue.

Cost of License Revenue. Cost of license revenue increased $0.1 million or 79%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010, due to an increase in royalty expense. Gross margin on license revenue decreased to 90% for the three months ended February 28, 2011 from 92% for the three months ended February 28, 2010. The decrease in gross margin is primarily the result of a decrease in license revenue and an increase in royalty expense. Cost of license revenue increased $0.1 million, or 21% for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010 due to an increase in royalty expense. Gross margin on license revenue decreased to 89% for the nine months ended February 28, 2011 from 92% for the nine months ended February 28, 2010. The decrease in gross margin is primarily the result of a decrease in license revenue and an increase in royalty expense.

Cost of Professional Services Revenue. For the three months ended February 28, 2011, cost of professional services revenue increased $1.4 million, or 27%, compared to the three months ended February 28, 2010. The increase in cost of professional services revenue was primarily the result of an increase in compensation costs,

(including $0.4 million related to the adoption of ASU 2009-13, the new accounting standard for multiple-element revenue arrangements), third party billable labor and employee travel related expenses. The professional services gross margin decreased slightly to 25% for the three months ended February 28, 2011, from 26% for the three months ended February 28, 2010. For the nine months ended February 28, 2011, cost of professional services revenue increased $3.7 million, or 26%, compared to the nine months ended February 28, 2010. The increase in cost of professional services revenue was primarily the result of an increase in compensation costs (including $1.2 million related to the adoption of ASU 2009-13, the new accounting standard for multiple-element revenue arrangements), third party billable labor and billable travel related expenses. The professional services gross margin remained flat at 28% for the nine months ended February 28, 2011, and 2010.

Operating Expenses

	Three months ended February 28,
	2011	Percent of Total Revenue	2010	Percent of Total Revenue
(dollars in thousands)	(Adjusted)*		(Adjusted)*
Operating expenses:
Research and development	$4,530	15%	$4,609	17%
Sales and marketing	10,033	33%	7,734	29%
General and administrative	3,862	13%	3,530	13%
Restructuring	—	0%	—	0%
Amortization of purchased intangible assets	621	2%	634	2%

Total operating expenses	$19,046	63%	$16,507	61%

	Nine months ended February 28,
	2011	Percent of Total Revenue	2010	Percent of Total Revenue
(dollars in thousands)	(Adjusted)*		(Adjusted)*
Operating expenses:
Research and development	$13,388	15%	$13,555	17%
Sales and marketing	30,932	37%	23,172	29%
General and administrative	10,693	12%	10,985	14%
Restructuring	—	0%	(38)	0%
Amortization of purchased intangible assets	1,891	2%	1,903	2%

Total operating expenses	$56,904	66%	$49,577	62%

*	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission (See Note 2).

Research and development. Research and development expenses decreased by $0.1 million, or 2%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The decrease was primarily attributable to decreases in outside third party consulting of $0.1 million. Research and development expenses decreased by $0.2 million, or 1%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The decrease was primarily attributable to a decrease in outside third party consulting fees of $0.4 million, partially offset by increases in professional service charges of $0.2 million.

Sales and marketing. Sales and marketing expenses increased by $2.3 million, or 30%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The increase was primarily attributable to increases in compensation costs primarily related to increased headcount of $1.8 million which was reduced by $0.3 million related to the new accounting policy for sales commissions on SaaS transactions. The $1.8 million increase was related primarily to increased headcount, marketing related expenses of $0.4 million and employee travel related expenses of $0.2 million. Sales and marketing expenses increased by $7.8 million, or 34%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The increase was primarily attributable to increases in compensation costs primarily related to increased headcount of $5.2 million (which was reduced $0.5 million due to the new accounting policy for sales commissions on SaaS transactions), marketing related expenses of $1.6 million, employee travel related expenses of $0.8 million and recruiting expenses of $0.3 million. These increases are in line with our plan to expand our sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses increased by $0.3 million, or 9%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The increase was primarily due to accounting and tax fees of $0.3 million related to the changes in the accounting policy for sales commissions and the early adoption of FASB ASU 2009-13 for multiple-element revenue arrangements. General and administrative expenses decreased by $0.3 million, or 3%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The decrease was primarily due to decreases in legal fees of $0.3 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets decreased slightly due to certain components that were fully amortized for the three and nine months ended February 28, 2011, compared to the three and nine months ended February 28, 2010.

Restructuring. We did not incur restructuring expenses for the three and nine months of fiscal year ended February 28, 2011. For the three and nine months ended February 28, 2010, we adjusted prior period charges for a workforce reduction, consisting of severance and fringe benefits. The restructuring charges are classified as restructuring in our condensed consolidated statement of operations and totaled a reduction of approximately $38,000 for the nine months ended February 28, 2010.

Other Income and Expenses, Net

Interest income and other, net. Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased by $0.1 million for the three months ended February 28, 2011 compared to the three months ended February 28, 2010. The increase was attributable to a $0.1 million net increase in foreign currency unrealized gains related to currency fluctuations in both the euro and British pound. Interest income and other, net increased by $0.3 million for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. The increase was attributable to a $0.3 million net increase in foreign currency unrealized losses related primarily to currency fluctuation in both euro and British pounds.

Provision for income taxes Income tax provision for the three months ended February 28, 2011 and 2010 was $0.1 million and $44,000, respectively. Income tax provision for the nine months ended February 28, 2011 and 2010 was $0.6 million and $0.2 million, respectively. Income tax provision for the three and nine months ended February 28, 2011 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. Income tax provision for the three and nine months ended February 28, 2010 consisted primarily of U.S. federal minimum tax, state taxes as well as foreign tax expense incurred as a result of local country profits. The increase in provision expense for the three and nine months ended February 28, 2011 compared to the three and nine months ended February 28, 2010 was primarily related to the release of certain tax reserves during the three and nine months ended February 28, 2010.

As of February 28, 2011 and May 31, 2010, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	February 28, 2011	May 31, 2010	February 28, 2010
Subscription	$38,486	$32,985	$31,497
Professional services	3,575	3,610	3,867
Software licenses	351	399	608

Total deferred revenues	$42,412	$36,994	$35,972

Deferred revenues, current	$39,247	$34,435	$33,234
Deferred revenues, non-current	3,165	2,559	2,738

Total deferred revenues	$42,412	$36,994	$35,972

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

COMMISSIONS

In the third quarter of fiscal 2011, we voluntarily changed our accounting policy for sales commissions related to non-cancellable annual or multi-year SaaS contracts from expensing sales commissions as incurred to capitalizing sales commissions associated with deferred revenue and amortizing commissions over the term of the related non-cancellable annual or multi-year arrangements. We believe this method is preferable because the commission charges are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Further, the adoption of this accounting policy enhances the comparability of our consolidated financial statements by changing to the predominant method utilized in our industry. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements. Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

KEY OPERATING METRICS

Bookings

With the increasing adoption of our SaaS offerings, we believe that bookings, which are total revenues plus the change in deferred revenue, are a key operating metric. The prevailing trend among SaaS companies is to provide bookings information. For the quarter ended February 28, 2011, bookings were $35.8 million, or an increase of 13% compared to $31.8 million for the quarter ended February 28, 2010. We also track our renewal rate on subscription services on a dollar basis, which for the three months ended February 28, 2011 was 86% compared to 92% for the three months ended February 28, 2010.

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

In addition, revenues from the sale of software licenses are generally recognized at the time of the sale transaction whereas revenues from the sale of subscription services are generally recognized over the life of the subscription contract. As a result, if a customer elects to purchase subscription services rather than a software license, that transaction can lead to lower revenue recognition in the quarter in which the transaction occurs. We have recently seen a shift in customer preferences toward subscription services rather than software licenses, due to increased adoption of SaaS. This trend towards increased customer adoption of the SaaS transaction may have an impact on our revenues and results of operation.

Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take. Therefore, because this shift of some customer transactions away from software licenses to SaaS transactions affects the amount of revenue we recognize in the quarter in which the transaction occurs, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, thereby making it difficult to predict revenue between quarters. Over the longer term, assuming this trend continues, we expect that the increased adoption of SaaS by our customers will lead to greater predictability in our quarterly revenue and our results of operation. Over time, we expect that the growing shift toward subscription revenue will have a positive impact on the results of operation of the Company.

Other factors that could affect our quarterly operating results are described in the risk factor entitled “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines” under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine month ended February 28,
(in thousands)	2011	2010
Net cash provided by operating activities	$1,573	$4,535
Net cash used in investing activities	$(1,087)	$(653)
Net cash used in financing activities	$(1,416)	$(4,993)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of February

28, 2011, we had $32.0 million in available cash and cash equivalents.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended February 28, 2011 decreased by $3.0 million to $1.5 million from $4.5 million for the nine months ended February 28, 2010. The $3.0 million decrease was primarily attributable to decreased cash flow due to reduction of compensation and other accruals of $2.0 million due to the timing of year-end bonus payments. In addition, the reduction in cash flow is due to a $4.5 million increase in net loss for the nine months ended February 28, 2011, a reduction in prepaids of $1.2 million, in other assets of $0.4 million, in accounts payable of $0.1 million, accrued rent of $0.4 million and restricted cash of $0.1 million offset by an increase of $3.6 million in deferred revenue and in accounts receivable of $1.0 million.

Total accounts receivable billing days outstanding (“BDO”) was 69 days at February 28, 2011 and 68 days at May 31, 2010. The increase in BDO is due to lower collections in the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), was 76 days at February 28, 2011 and 75 days at May 31, 2010. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.1 million for the nine months ended February 28, 2011 compared to net cash used in investing activities of $0.7 million for the nine months ended February 28, 2010. The net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our infrastructure necessary to deliver our cloud-based offerings.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1.4 million for the nine months ended February 28, 2011 was primarily attributable to $3.0 million in repurchase of common stock and $0.3 million in repurchase of stock to satisfy employee tax withholding obligations, partially offset by an increase of proceeds from issuance of common stock of $1.9 million. Net cash used in financing activities of $5.0 million during the nine months ended February 28, 2010 was primarily attributable to a stock buyback of $4.8 million associated with the repurchase of 1,384,920 shares of the Company’s common stock, a payment of employee withholding tax in lieu of issuing common stock upon vesting of restricted stock units of $0.1 million and notes payable of $0.3 million, partially offset by an increase of proceeds from issuance of common stock of $0.2 million.

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

During the quarter ended August 31, 2010, we entered into a non-cancelable three year contract for software services of which $1.5 million remained outstanding as of February 28, 2011.

On September 7, 2010, we entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amended the Lease Agreement dated as of March 16, 1999, as amended, between us and the Landlord relating to the lease of the office space comprising our corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement will be $162,086, and the base monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000. The amended lease modification resulted in a reduction of straight-line rent expense beginning in the second quarter of fiscal 2011, which is reflected on our condensed consolidated statement of operations.

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

The line of credit is secured by all of our personal property other than its intellectual property. The agreement includes certain negative covenants restricting or limiting our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments and acquisitions, merge or consolidate with any other entity, and convey, sell, lease, transfer or otherwise dispose of assets. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature. Due to the various restrictive covenants in the credit agreement, we may not be able to access the line of credit in the event we undertake actions that are otherwise restricted by terms of the credit agreement (absent a modification or waiver by the bank of such restrictive covenants).

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

No amounts have been borrowed under the credit agreement as of February 28, 2011.

As of February 28, 2011, other than the renewal of the non-cancelable three year contract for software services and the new amended lease, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets compared to such obligations and liabilities as of May 31, 2010.

Off-Balance Sheet Arrangements

As of February 28, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At February 28, 2011, we had available cash and cash equivalents totaling $32.0 million. Of this amount, approximately $13.8 million was invested in money market accounts bearing variable interest rates of between 0.04% and 7.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from inter-company accounts with our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. For the three and nine months ended February 28, 2011, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily British pound, Japanese yen, Indian rupee and Australian dollar, were $.01 million and $0.3 million, respectively. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, except for changes to the risk factors entitled “While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis”; “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines”; “If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline”; “Future acquisitions and growth initiatives may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention”; and “A significant amount of our revenue is revenue from the sale of subscription solutions, including SaaS transactions, which may affect our results in a number of different ways”.

While we achieved profitability during fiscal year 2010, we may incur future losses and cannot assure you that we will sustain profitability on a consistent basis.

We incurred losses during the first second and third quarter of fiscal 2011 and we cannot be certain that we will realize sufficient revenues to regain profitability on a quarterly or annual basis, especially if we continue to experience a shift in our business away from license sales toward recurring SaaS subscription transactions. In addition, we expect to continue to incur non-cash expenses in the future relating to the amortization of purchased intangible assets, which will impact our operating results. Also, any impairment of our goodwill would result in additional non-cash charges that would further impact our operating results. As of February 28, 2011, we had $2.4 million of purchased intangible assets to be amortized as a result of our January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $36.1 million. Further, starting with the first quarter of fiscal 2007, we were required to record as an expense charges related to all current outstanding and future grants of stock options in our reported results from operations in accordance with ASC 718-10 Compensation – Stock Compensation, which was issued by the FASB in December 2004. These non-cash expenses have made it and will continue to make it significantly more difficult for us to continue to achieve profitability. We may not be able to sustain profitability on a consistent basis, if at all.

The recent recession and global economic crisis may impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. These macroeconomic developments have negatively affected, and could continued or further weakness in the global economy could in the future negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously-purchased products and services.

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

We also have limited visibility into our future revenue, especially license revenue, which often has been heavily concentrated in the third month of each quarter. As a result, if we were to fail to close a sufficient number of transactions by the end of our quarter, particularly large license transactions, we would miss our revenue projections. If our plan to expand sales coverage and marketing support to align with key growth initiatives is not successful, we could miss our revenue and profit projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed.

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

The Saba People Cloud, delivering Saba’s people suites on certain web services, was recently introduced and could encounter unexpected problems. These problems could be attributable to our products, third party software, telecommunications failures, security breaches, or the cloud technology from web services provider or other hosting providers. Industry acceptance of cloud computing is still forming. Since cloud technology is new and requires that customer data reside outside of a customer's "firewall" of protection, many prospective customers could reject or delay adoption, thereby limiting the potential for this new offering. If the Saba People Cloud fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth Any disruption of service from the Saba People Cloud, or loss or compromise of customer orders or data, would adversely affect our adoption and renewal rates for the Saba People Cloud and adversely impact our ability to achieve our business plan and forecasted financial results.

If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly during the recent weakness in the global macroeconomic environment. Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take, particularly in recent quarters where we have experienced a shift of some customer transactions away from software licenses to software, as a software service subscription agreement transactions. This shift significantly affects the amount of revenue we recognize in the quarter in which the transaction occurs. Therefore, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, making it difficult to forecast quarterly revenues.

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

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do, enabling them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Such resources also enable our competitors to make substantial investments in the marketing and promotion of their products and services, and to withstand prolonged periods of negative cash flows and unfavorable economic, political and market conditions. Competition could seriously impede our ability to sell additional products and services on terms favorable to us.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During our third fiscal quarter of 2011, 14% of our subscription services on a total annual contract dollar basis were not renewed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

A significant amount of our revenue is revenue from the sale of subscription solutions, including SaaS transactions, which may affect our results in a number of different ways.

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

In addition, we have recently seen a shift in customer preferences toward subscription services rather than software licenses, and this trend may have an impact on our revenues and results of operation. In particular, we generally recognize revenue for subscription service, including SaaS, over the life of the subscription agreement. As a result, if a customer elects to purchase subscription services rather than a software license, that transaction can lead to lower revenue recognition in the quarter in which the transaction occurs. This trend towards increased customer adoption of the SaaS transaction may have an adverse impact on our revenues and results of operation in a particular quarter.

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

Due to the expense, broad functionality, and company-wide deployment of our products, the period between our initial contact with a potential customer and the purchase of our products and services is often long. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services. We may commit a substantial amount of time and resources to potential customers without assurance that any sales will be completed or revenues generated. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our public sector customers, in particular, are subject to extensive procurement procedures that require many reviews and approvals. Our typical sales cycle has been approximately nine to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle were to unexpectedly lengthen in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay on a large license order, it could harm our ability to meet our forecasts for a given quarter.

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

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise applications and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise applications and services, and in particular people systems, caused by factor affecting the global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, people software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

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

There has been consolidation among companies offering software products and services in the market in which we operate. Additional consolidation within our industry may change the competitive landscape in ways that adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future BPO partners, HRO partners, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.

If we are unable to manage the complexity of conducting business globally, our international revenues may suffer.

International revenues accounted for 35% and 31% of our revenues for the first nine months of our fiscal 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

•

Greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, including in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards; and

•	Tariffs, export controls and other trade barriers and unexpected changes thereto.

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

During the nine months of fiscal year 2011, we recognized approximately 35% percent of our revenue in markets outside the United States. Sales are primarily denominated in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in Australian dollars, Canadian dollars, Japanese yen and other foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. Since the beginning of fiscal 2011, we started a program that primarily utilized foreign currency forward contracts to offset some of these risks so that increases or decreases in our foreign currency exposures were offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures, the effectiveness of these forward contracts or other hedging activities and other factors.

Future acquisitions and growth initiatives may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

As part of our overall business strategy, we expect to continue periodically to acquire complementary businesses or technologies and pursue other growth initiatives that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence.

The pursuit of acquisitions involves a number of uncertainties, including selecting the appropriate products, technologies or companies to acquire and successfully complete the targeted transaction. An element of our growth strategy depends on the availability of suitable acquisition candidates at reasonable prices. We may face competition for acquisition opportunities from other companies, including larger companies with greater financial resources. We also may incur substantial expenses in identifying and negotiating acquisition opportunities, whether or not completed.

In addition, no assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate, if at all. Any acquisitions that we complete expose us to numerous risks, including:

•	Difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•	The diversion of management’s attention from other business concerns;

•	Risks of entering markets in which we have no or limited prior experience;

•	The potential loss of key employees, significant customers and strategic partners of the acquired company; and

•

Exposure to claims by terminated employees, stockholders of the acquired company or other third parties arising out of an acquisition (and the indemnification and other contractual protections we have may be inadequate to protect against these claims).

These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of acquired companies or otherwise related to the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

An acquisition or other growth initiative also could absorb substantial cash resources, require us to incur or assume debt obligations, or involve our issuance of additional equity securities. If we issue equity securities in connection with an acquisition or growth initiative, we may dilute our existing common stockholders with securities that have an equal or a senior interest in our company. If we incur additional debt to pay for or fund an acquisition or growth initiative, it may significantly increase our interest expense. Acquired entities also may be highly leveraged or dilutive to our earnings per share, or may have unknown liabilities. In addition, the combined entity may have lower revenues or higher expenses and therefore may not achieve the anticipated results. If additional financing is required but not available, we may be unable to take advantage of growth opportunities such as acquisitions or we may have to implement measures to conserve cash and reduce costs. Any of these factors could have a material adverse impact on our business, financial condition and results of operations.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and the U.S. Congress are proposing additional significant corporate governance-

related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Products as complex as ours often contain unknown and undetected errors or performance problems. Serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products, even though our products are subject to rigorous testing and quality control processes. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues, reduced service levels, delays in customer acceptance on professional services products and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in cancellation of orders, loss of customers, difficulties in achieving our sales goals, increased demands on our support services, a decrease in our revenues and service credits or refunds. To correct such errors, we may expend considerable time and resources to develop and release modifications to our software.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have in the past been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. Centra filed a request for reexamination of the patents at issue with the Patent Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On March 21, 2011, the Patent Office issued a final office action indicating that all but two of the twenty eight claims in the reexamination certificate are unpatentable and that one claim added during this reexamination proceeding is patentable. On March 25, 2011, the plaintiff filed a motion to lift the stay on the court proceedings. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

For example, from the beginning of fiscal 2010 through February 28, 2011, the market price for our common stock has fluctuated between $7.43 per share and $3.05 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

The anti-takeover provisions in our charter and bylaws and our rights plan could delay or prevent a change in control.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.

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

The anti-takeover provisions in our charter and bylaws and under Delaware law, as well as our rights agreement could have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of us, even though the transactions could be profitable for our stockholders. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by our anti-takeover measures, our stockholders could lose the opportunity to sell their shares at a favorable price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.) None.

b.) None

c.) The following table provides monthly detail regarding our share repurchases during the three months ended February 28, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share amounts)
December 1 – 31, 2010	—		$—	—	$3,191
Additional shares authorized	—		—	—	8,191
January 1 – 31, 2011	213,994	(1)	6.60	1,180	7,011
February 1 – 28, 2011	24,049		6.58	159	6,852

Total	238,043			$1,339	$6,852

(1)	Includes 37,000 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $243,000 to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: April 7, 2011	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ WILLIAM SLATER
William Slater
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2011.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 7, 2011.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 7, 2011.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 7, 2011.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2010.