Form 10-K
period 2011-05-31
SABA SOFTWARE INC
filed 2011-08-05
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $154,116,085 (based on a closing sale price of $6.03 per share as reported for the Nasdaq Global Market). Shares of common stock beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2011 was 29,341,458.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Form 10-K.

SABA SOFTWARE, INC.

FISCAL YEAR 2011

FORM 10-K

ANNUAL REPORT

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

For purposes of this Annual Report on Form 10-K, the terms “Saba”, “the Company”, “we”, “us” and “our” refer to Saba Software, Inc. and its consolidated subsidiaries (unless the context indicates otherwise). This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i) in Item 1: “Business”, statements regarding our belief that we are uniquely positioned to provide a solution that supports and enables the people networks; our belief that there are four distinct people technology markets that are converging to help organizations seize the opportunities in the networked economy ; competition; our belief that we offer the most comprehensive and flexible people systems platform; our belief regarding the principal competitive features affecting our market; our belief that we are the leader in our market space; registration of trademarks; and our belief and intention regarding litigation to which we are subject;

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

(vi) in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations:, statements regarding our belief that subscription revenue will grow steadily for the foreseeable future; our anticipation that a majority of our customers will renew their annual contracts; our anticipation that we will continue to add new subscription customers; our belief that new customers will primarily purchase our products on a software as a service basis; our estimate of future forfeiture rates in stock-based compensation and our anticipation to not pay dividends in the foreseeable future; the adequacy of tax provisions related to the examination of certain of our tax returns, the table summarizing our contractual obligations as of May 31, 2011; the sufficiency of our available cash resources and cash flows generated from our operating activities to meet our presently anticipated working capital, capital expense and business expansion requirements for at least the next twelve months; our anticipation that revenue growth in fiscal year 2012 will continue to be unfavorably impacted by a reduction in license revenue; our anticipation that in fiscal year 2012 we will continue to experience a shift in our business to delivery of our products in the cloud from traditional perpetual licenses; our anticipation that gross margins will decline in fiscal year 2012 and that operating expense growth for fiscal year 2012 will be greater than fiscal year 2011; our expectation that sales and marketing expenses will continue to increase in fiscal year 2012; our anticipation that net losses will be higher in the early part of fiscal year 2012 as we accelerate toward a subscription-based model, and that as subscription revenues grow we expect a substantial reduction in net losses during the second half of fiscal year 2012.

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

PART I

ITEM 1:    BUSINESS

Overview

Saba is the premier provider of a new class of learning and talent management solutions providing a unified set of People Cloud Applications that include: enterprise learning, talent management, testing and assessment and collaboration solutions delivered through the Saba People Cloud. Today’s people-driven enterprises are using our solutions to mobilize and engage people around new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture, and share individual and collective knowhow to effectively compete and succeed. We enable organizations to build a transformative workplace where they can leverage their people networks to become more competitive through innovation, speed, agility, and trust.

The Saba People Cloud consists of a full suite of integrated People Cloud Applications, an open, flexible, service-oriented architecture, a world-class multi-tenant people cloud infrastructure, and a vast people cloud community of human capital experts, partners, practitioners and thought leaders. The Saba People Cloud enables organizations to transform the way they develop, engage and inspire their people network of employees, partners and customers, to achieve sustainable competitive advantage and high impact performance. The Saba People Cloud does this by specifically providing solutions that help clients to:

MOBILIZE THEIR PEOPLE NETWORK—to seize new opportunities through complete talent visibility, mobility and connection. The Saba People Cloud provides organizations with visibility into all of the skills, experience, competencies and connections of the people in their people network, the ability to quickly align them to new business initiatives and inspire them to greatness.

CULTIVATE A DEVELOPMENT CULTURE—inside and outside their organization to arm their people network with the knowledge they need, when they need it to excel at their jobs, advance in their careers and drive higher performance.

ACCELERATE INNOVATION AND CREATIVITY—by tapping into social and mobile capabilities to find and connect people and ideas throughout people networks to drive new ideas and faster time to market.

LEVERAGE A UNIFIED, FLEXIBLE, MULTI-TENANT CLOUD—architecture and infrastructure that reduces costs, shortens time to benefit and provides the flexibility to scale globally and adapt locally to fit any organization’s unique operational and financial needs.

We were incorporated in Delaware in April 1997. We are a global company headquartered in Redwood Shores, California.

On the Investor Relations page of our web site http://investors.saba.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The filings on our Investor Relations web page are available to be viewed free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Saba Software, Inc., 2400 Bridge Parkway, Redwood Shores, California 94065.

Evolution of Our Market

Most of today’s human capital management systems were built to support knowledge age learning and talent management processes and strategies, top down management, and a culture focused on operational efficiency and automation rather than the collaboration, innovation and creativity of the networked economy. Sequential steps that were consistent and repeatable, such as formal training and rigid performance reviews were the keys to successful execution. Many systems were built to support these processes on highly rigid, linear, transactional frameworks, making them poorly suited for dynamic people-focused strategies and a “networked” work style. Even newer software as a service (“SaaS”) based talent management systems are typically assembled through multiple acquisitions to support individual processes such as recruiting, performance management or learning, and because they are not organically built and unified they cannot provide the type of complete talent visibility and process unification required of today’s human capital management systems.

While business fundamentals have not changed, the environment in which organizations operate has changed dramatically and will continue to change at an accelerating pace. Business success now depends less on talented and knowledgeable individuals than on the power of the collective intelligence and influence of their personal and professional people networks. Much of this change is driven by technology such as the internet, mobile computing and the emergence of social networking technologies for business and commercial use. This continuous and dynamic change will continue to be highly disruptive to organizations that have not built a transformative workplace that is much more networked and agile. Organizations that have built this type of transformative workplace will be able to compete more effectively in the new networked economy, characterized by:

•	Globalization—new opportunities and challenges are arising from developing countries in a world that is more interconnected—where employees, suppliers, customers or partners cross borders.

•	Hyper-Competition—the ubiquity of the internet means every competitor has global reach and can be a fast follower or has the ideas and means to invent new business models.

•

More Demanding Consumers—are now the rule in the networked economy. Consumers can use the internet to learn anything and everything about a company, a product or a service and they can instantly compare products in the store on their smart phone or read public consumer ratings and reviews or get advice instantly from their personal network.

•

Closer Government Oversight—in a highly networked and global environment, disasters and mistake are no longer limited to local areas. In many cases, environmental issues like oil spills or the latest financial crisis have global implications. This has driven tighter government oversight and regulation in most industries.

•	Shorter Product Lifecycles—the networked economy means that new ideas for products and services are “crowd sourced” every minute of every day and produced and adopted at blinding speed.

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

The Saba People Cloud

Leveraging a rich history of innovation, domain expertise and experience serving clients of all sizes, in all industries around the world, the Saba People Cloud is a unique combination of industry leading learning and development capabilities, unified talent management and embedded enterprise social networking and online collaboration capabilities

The Saba People Cloud consists of Saba People Cloud Applications and Saba People Cloud Platform.

Key components of Saba People Cloud Applications are illustrated in the following chart:

Saba People Cloud Applications

Saba People Cloud Applications are all unified on a single platform architecture with a shared people profile.

The Saba People Cloud Applications capabilities for Learning and Development include:

•

Learning Management—Enables organizations to deliver and manage critical knowledge and skills to improve productivity and achieve business results; supports certifications with multiple learning pathways; provides flexible audit trails; and supports e-signatures to meet a wide variety of stringent regulatory requirements,

•

Social Learning—Empowers a unique combination of formal course instruction with automatic social networking between learners and the ability for them to share ideas and content before, during and long after the formal class is complete,

•

Mobile Learning—Provides a mobile platform that lets people take their learning on the go by downloading, viewing, and interacting with standards-based courseware and knowledge content anywhere, anytime, regardless of network connectivity,

•

Learning Content Management—Helps organizations capture, consolidate, organize, manage, share and reuse all types of learning content through a learning object repository and automated content and project-management processes,

•

For Profit Learning—Provides support for optimized pricing, discounting schemes, marketing campaigns, branded certification programs, bundled training units and a variety of convenient payment methods for education businesses,

•	Publishing Tools—Allows users to create new courses, or repurpose courses, and publish them in HTML or standard learning formats, such as AICC or SCORM, quickly and efficiently,

•

Testing & Assessment—Provides an extensive array of content and capabilities to test and assess the skills, competencies, and abilities of people in the people network and provide more tailored and effective training to fill identified gaps,

•	Learning Metrics and Dashboards—Provides key metrics and insights into the efficiency and effectiveness of the organization’s learning programs and processes.

The Saba People Cloud Applications capabilities for Talent Management and Planning include:

•

Performance Reviews and Appraisals—Establishes a strategic, relevant performance review process that allows multiple raters to provide feedback on individualized goals and competencies to measure individual and team performance and identify areas for learning and development.

•

Goals & Objectives—Provides real-time ability to align goals and objectives at all levels of the organization, measure progress on critical organizational initiatives and make adjustments to changing market conditions.

•

Internal Recruiting—Enables critical insights into the skills, competencies, and experience inside your people network by leveraging the unified people profile to help identify critical talent for new initiatives.

•

Social Performance—Changes the way organizations look at delivering employee performance feedback from a stale, once a year compliance exercise to a vital opportunity for ongoing employee engagement, development and coaching.

•

Succession Planning—Identifies high performing and high potential individuals, evaluates their readiness gaps and helps organizations build bench strength for key leadership positions and pivotal roles.

•	Workforce Planning—Provides organizations with the strategic visibility to proactively match people plans to business plans to define their future workforce, increase overall agility and reduce risk.

•	Compensation—Empowers managers with measures of employee success from both formal and informal talent processes, and the ability to reward and inspire high performing teams and individuals.

•	HR Metrics & Dashboards—Provide critical talent insights and metrics to measure the effectiveness of people process.

The Saba People Applications capabilities for Enterprise Social Networking and Online Collaboration include:

•

Enterprise Social Networking—provides a secure, enterprise class social networking platform to connect the organization’s entire people network of employees, partners and customers to drive innovation and speed.

•	Online Communities—Enable people to connect with other people to share ideas, learn, provide mentoring, and develop their business network.

•	Ideas—Fosters crowd sourcing of new ideas and innovation.

•	Groups, Forums, MicroBlogs, Chat—Provides tools that connect people and enables efficient sharing and communication.

•	Video Channels—Makes everyone a content creator with easy ways to organize and share both formal and informal video content on important topics.

•	Social Graph Analysis—Gives insight into the “wirearchy” of the organization by showing who is connected to who throughout the people network.

•	Online Collaboration

•	Virtual Classroom—Enables live, interactive education sessions across many locations.

•	Webinar Software—Equips the organization with an efficient and cost-effective way to reach and engage large audiences quickly.

•	Online Meeting—Helps eliminate the difficulties of complex meeting coordination and the time and expense of business travel.

Saba People Cloud Platform

Underlying all Saba People Cloud Applications is one of the most modern and unified cloud architectures in the industry. Key highlights of the Saba People Cloud Platform are:

•

People Profile—A common People Profile is shared and dynamically updated across all People Cloud Applications, providing vital insights into individual talent, development and performance. The more People Cloud Applications that are “turned on” and used, the deeper and more valuable the People Profiles become as information is added on performance reviews, training, goals and attainment, social feedback, people connections, content, subject matter expertise, social connections and so on.

•

User Experience—People Cloud Applications present a uniform user experience, characterized by minimal need for training and a highly individualized user interface that, while designed for enterprise use, leverages the latest user interface innovations from consumer applications. With built in user adoption metrics, customers can easily see which configurations and processes are being used and how which enables continuous optimization for maximum user adoption.

•

Search—All people cloud applications are unified and share a common people profile, so all people information, content and resources in the Saba People Cloud can be instantly searched and sorted by type.

•

Embedded Social & Mobile Capabilities—through a combination of the Saba People Cloud Platform and our organically built enterprise social networking and online collaboration capabilities, all Saba learning and development and talent management and planning applications are infused with social, mobile and online collaboration capabilities.

•	Analytics—People Cloud Applications share robust reporting and analytic capabilities to measure progress and predict outcomes across key people processes, as well as to measure application usage.

•

Localizations—30 pre-packaged localizations with process configurations and language capabilities are available in the Saba People Cloud to ensure that Saba’s global customers can operate in their local markets.

•

Domain Architecture—The unique domain architecture of the Saba People Cloud is the key to our ability to manage any level of complexity and provide capabilities for our clients to manage their people network effectively by brand, location, business unit, division or any combination.

•	Configuration Wizards—provide implementation speed and post go-live flexibility for customers to configure the Saba People Cloud to meet their needs without costly customizations.

•

Adoption Metrics—leverage the power of the cloud to provide a detailed level of reporting on who is using the Saba People Cloud and how, so customers can make processes more effective and drive higher levels of customer adoption and value.

Customers

Our customers include a wide spectrum of large, global enterprises and mid-size organizations for both private and public organizations. For each of the years ended May 31, 2011, 2010 and 2009, no single customer accounted for more than 10 percent of our total revenues. Based on total revenues, our customers are also leaders in their industries and their regions and represent many of the largest companies in the world.

Sales and Marketing

We sell our products to organizations through a worldwide direct sales force, combined with a global network of alliance and channel partners. Our direct sales efforts target large enterprises, including Global 2000 businesses, mid-size organizations, and government entities. Our channel sales efforts involve value-added resellers around the globe, as well as systems-integrator relationships. As of May 31, 2011, we had 166 sales and marketing employees in the United States, Australia, Canada, France, Germany, India, Japan, and UK. We incurred $43.7 million, $33.5 million and $26.6 million in sales and marketing expenses for the years ended May 31, 2011, 2010 and 2009, respectively.

We focus our marketing efforts on extending our market leadership, establishing market positioning, generating sales leads, supporting sales efforts, creating awareness of our solutions in the market and establishing strong brand awareness. Our marketing activities also include lead generation and field marketing, public relations, analyst relations, industry trade shows, online marketing, seminar programs, and customer and partner marketing, as well as strategic relationships with third party content and community providers.

Partners

In addition to our strong customer community, Saba has a global network of over 108 partners in 43 countries. Our partners cover a wide range of services and content that spans strategic talent management consulting, HRO, technology point solutions, implementation services, value added resellers and content providers. Saba’s partnering strategy is to extend value to its customer base and the market by teaming up with the best-in-class global alliances and channel partners keenly focused on delivering superior results and customer satisfaction.

We have strategic alliance agreements with key global and regional value-added software resellers representing our solutions around the world, including IBM, HP, WIPRO, Aon Hewitt and CAE. We also partner with global and regional consulting firms who act as advisors, systems integrators, and implementation partners for our solutions. These alliances and the associated training of qualified personnel in these organizations greatly increase the number of sales representatives and consulting professionals trained to implement our solutions.

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

Saba Experts

We offer a comprehensive set of services delivered by experienced experts to assist in the successful implementation and optimization of our products. Saba has a highly trained and experienced services staff to support our customers around the world, with over 50% of our consultants based outside of North America. Our global services organization supports multiple offerings, including the following services:

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

Customer Support

Our support services are designed to ensure that our customers have the latest available technology and access to the assistance necessary for their on-going success with our products. Our commitment to customer care extends far beyond basic issue resolution. We offer a full range of customer support options including dedicated account managers, 24x7 phone support, online support and access to customer communities for knowledge and best practice sharing.

Through our online support portal, customers have access to documentation and a detailed knowledgebase to get to answers quickly and easily. As part of their relationship with us, customers also have access to an extensive array of resources that include our account management team, customer communities, and more. For our larger global customers, we also offer premium support offerings featuring tailored, flexible support solutions built to meet the customers’ specific business requirements. These services range from extending support access hours, upgrading SLAs, and dedicating resources that operate as a customer’s Saba team to proactively ensure success and business continuity.

Technology

Product Architecture

Our proven cloud based architecture coupled with our AGILE development processes facilitates the rapid development, deployment and configuration of large scale solutions for people management. Our platform uses the latest industry standards and technologies including J2EE, J2ME, HTML 5, Java Script, web services, virtualization, and learning industry standards to deliver innovative, configurable features for our customers.

Key features of the Saba People Cloud Platform are described below:

•

Open and Standards Based. The core Saba People Cloud Platform is based on the J2EE standard and uses third-party, industry-leading and standards-based platforms wherever possible. This helps accelerate application development by leveraging the transaction management, persistence management and resource pooling capabilities of standard J2EE application servers so that application developers can focus on building business logic and user interfaces.

•

Security. The Saba People Cloud Platform offers a highly secure environment through which organizations manage their people management processes. A granular security model supports the highly complex business structures and processes used by our customers and can be easily configured to meet their needs. Our security implementation has been subject to rigorous validation by a number of customers and third parties. In conjunction with our partners we maintain SAS-70 certification for our cloud infrastructure.

•

Scalability. We offer highly scalable solutions able to meet the needs of millions of end users. Scalability is accomplished through a variety of techniques including clustering, distributed caching, virtualization, session failover management and off-line processing for asynchronous processes. We maintain a dedicated performance lab which works with our internal development teams and with our customers to ensure that our solutions meet the complex and varying usage demands that are placed on them.

•

Configurability and Extensibility. The Saba People Cloud Platform offers a highly configurable application environment. Business processes, system features and user experiences can be easily configured to meet the needs of our diverse customer base. Where more complex requirements exist, the Saba People Cloud provides a complete set of development tools and Application Programming Interface (“API”) which can be used to extend system functionality.

•

Integration Ready. Our solutions are deployed in complex IT ecosystems where integrations with other systems are commonly required. We provide for such integrations by delivering open and standards based solutions, based on common technologies such as J2EE, SAML, XML, SOAP and JAAS. In addition, we provide a series of documented Web Services and APIs to facilitate tight data and application integration.

•

Compelling User Experiences. Saba People Cloud Applications provides a variety of user experiences through web browsers; mobile devices; embedded portlets; online and offline clients and through integrations with other business applications such as Microsoft Outlook, Lotus Notes and Portals. This allows users to use Saba wherever they work. We make extensive use of rich internet application technologies (such as AJAX, CSS, Javascript, HTML 5, Flash, HD Video, and high quality VOIP) to deliver more engaging and intuitive user experiences. Our user experiences are compliant with the most prevalent accessibility standards including Section 508, WCAG 2, WAI Priority 1 and UK DDA

•

Learning Standards. We continue to be active participants in the main learning standards bodies including ADL, IMS, HR-XML and AICC. We also continue to ensure our solutions are compliant with the most current versions of the standards delivered by these organizations.

•

Multiple language support. The Saba People Cloud Platform is fully internationalized and is, therefore, independent of any particular language, script, culture, and coded character set. We currently provide a number of localized versions of our solutions and support over 26 languages.

Research and Development

Our research and development operations are organized around software platform and applications development initiatives. These two development activities share resources and collaborate on design and development. Core teams are responsible for platform and infrastructure development, application development, user interface and application design, enterprise connectivity, internet applications and design, quality assurance, documentation and release management. As of May 31, 2011, we had 207 research and development employees in the United States and India. We incurred $18.5 million, $17.8 million, and $17.4 million in research and development expenses for the years ended May 31, 2011, 2010 and 2009, respectively.

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

Competition

The market for our products and services is intensely competitive, dynamic and subject to rapid change. The intensity of competition and the pace of change are expected to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Although we believe that we offer the most comprehensive and flexible people systems we encounter competition with respect to different aspects of our solutions from a variety of sources including:

•

companies that offer solutions that provide one or more applications within the market, such as learning management, performance management, talent management, compensation and recruiting, including SumTotal, Taleo, Cornerstone OnDemand and Success Factors;

•	companies that offer collaboration solutions, such as Microsoft, Adobe, Cisco and Citrix;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle; and

•	potential customers’ internal development efforts.

We expect additional competition from other established and emerging companies as the market for people systems solutions continues to evolve. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business.

We believe the principal competitive features affecting our market include:

•	single, unified platform;

•	breadth and depth of the solution;

•	a significant installed base of Global 2000 and government customers;

•	the ability to support all forms of content offerings;

•	the ability to meet the requirements of the world’s largest organizations, including support for global deployments;

•	the ability to support a broad range of extended-enterprise users, including employees, partners, customers and suppliers;

•	product quality and performance;

•	ease of use;

•	product features and functions;

•	customer service and support; and

•	partner ecosystem.

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

On November 19, 2007, a complaint was filed against us and ten other defendants by Gemini IP, LLC, in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. At our request, the United States Patent and Trademark Office (the “Patent Office”) has instituted reexamination proceedings against the asserted patent and the Texas District Court has stayed the action pending the outcome of those proceedings. On September 14, 2010, the Patent Office issued a Reexamination Certificate cancelling all of the patent’s original claims that were asserted against us in the litigation. The Reexamination Certificate also includes several new claims that were added during the reexamination proceeding. On November 3, 2010, Gemini filed an amended complaint asserting that we have infringed the patent as amended by the Reexamination Certificate, and also adding a number of additional defendants in the suit. We believe that we have meritorious defenses with respect to the asserted patent and intend to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

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

Employees

As of May 31, 2011, we had a total of 735 employees, including 207 in research and development, 166 in sales and marketing, 178 in services-related activities, 104 in operations and 80 in administration and finance. Of these employees, 378 were located in North America and 357 were located outside of North America. None of our employees is represented by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified technical, sales and senior management personnel.

Seasonality

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

Our Executive Officers

Our current executive officers are listed below:

Name	Office(s)
Bobby Yazdani	Chairman and Chief Executive Officer
Shawn Farshchi	Executive Vice President and Chief Operating Officer
William Slater	Chief Financial Officer
Jeffrey T. Carr	President, Global Field Operations
Peter E. Williams III	Executive Vice President, Corporate Development and Secretary

Bobby Yazdani, 48, founded Saba, has been a Director of Saba since our inception in April 1997 and has served as Saba’s Chairman of the Board and Chief Executive Officer since September 2003. From February 2003 through September 2003, Mr. Yazdani served as Saba’s President and Chief Operating Officer. From April 1997 until February 2003, Mr. Yazdani served as Saba’s Chairman of the Board and from April 1997 until March 2002, Mr. Yazdani served as Chief Executive Officer. From 1988 until founding Saba, Mr. Yazdani served in various positions at Oracle, most recently as Senior Director. Mr. Yazdani holds a B.A. from the University of California, Berkeley.

Shawn Farshchi, 53, has served as our Executive Vice President and Chief Operating Officer since June 2011. From December 2006 to May 2011, Mr. Farshchi served as Chief Operating Officer at Coremetrics, an IBM company and a market leader in digital marketing and web analytics delivered through a SaaS model. From January 2003 to December 2006, Mr. Farshchi served as Vice President of Platform Engineering and Operations as well as GM of Voice Applications for WebEx Communications, Inc. Mr. Farshchi holds a MBA from Golden Gate University.

William Slater, 59, has served as our Chief Financial Officer since December 2008. From August 2000 to September 2008, Mr. Slater served as Executive Vice President and Chief Financial Officer at Symmetricom, a

provider of precise time and frequency technology. From August 1991 to November 1999, Mr. Slater served as Executive Vice President and Chief Financial Officer at Computer Curriculum Corporation, an educational publisher and division of Viacom. Mr. Slater has also served as Vice President, Financial Planning, at Simon & Schuster and Vice President and Controller, Professional Products Group, for Revlon. Mr. Slater holds a BA from Queens College, City University of New York. Mr. Slater announced his retirement effective March 31, 2012.

Jeffrey T. Carr, 52, has served as our President, Global Field Operations since April 2009. From 2004 to 2008, Mr. Carr served as a Corporate Officer and Executive Vice President with responsibility for sales, alliances and other areas at Taleo Corporation, a provider of on-demand talent management solutions. From 2001 to 2003, Mr. Carr served as Chief Executive Officer of Motiva Inc., a leader in the enterprise incentive management and compensation software industry. From 2000 to 2001, Mr. Carr served as President and COO of RightWorks Corporation, a leading provider of eProcurement and B2B enterprise business applications. From 1991 to 2000, Mr. Carr worked at PeopleSoft, Inc., a global enterprise software company, in a number of sales, general management and executive team roles, including Division President and Executive Vice President. From 1984 to 1990, Mr. Carr worked at Integral Systems, a leading provider of Human Resource Management and Financial enterprise application software, in sales and account management positions. Mr. Carr holds a BA from Miami University (Ohio) and studied in the MBA program at Xavier University (Ohio).

Peter E. Williams III, 49, has served as our Executive Vice President, Corporate Development since July 2007 and has served as our Secretary since our inception in April 1997. Mr. Williams served as our Chief Financial Officer from March 2004 to July 2007, and our Vice President, Corporate Development and General Counsel from October 1999 through March 2004. Mr. Williams was a partner at Morrison & Forester LLP, an international law firm, from January 1995 until March 2000. Mr. Williams holds B.A. degrees from the University of California, Los Angeles and a J.D. from Santa Clara University.

ITEM 1A:    RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk.

We may incur future losses and cannot assure you that we will sustain profitability on a consistent basis in the future, if at all.

We incurred losses during fiscal 2011 and we cannot be certain as to when we will have sufficient revenues to regain profitability on a quarterly or annual basis, especially as we continue to shift our business away from license sales toward recurring SaaS subscription transactions. In addition, we expect to continue to incur non-cash expenses in the future relating to the amortization of purchased intangible assets and stock-based compensation, which will impact our operating results. Also, any impairment of our goodwill would result in additional non-cash charges that would further negatively impact our operating results. As of May 31, 2011, we had $8.7 million of purchased intangible assets to be amortized as a result of our May 2011 acquisitions of Pedagogue Solutions (“Pedagogue”) and Comartis Group Ltd. (“Comartis”), January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $41.5 million. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. We may not be able to regain profitability on a consistent basis, if at all.

The recent recession and global economic crisis may impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. These macroeconomic developments have negatively affected, and continued or further weakness in the global economy in the future could negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously-purchased products and services.

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

Our cloud strategy carries a number of risks which may be harmful to our business.

We derive a substantial portion of our revenues from subscriptions to our cloud-based offerings. To accelerate a transition of our business, in July 2011, we announced a strategy to offer new customers solely cloud-based subscriptions to our products. Our transition to a subscription model entails both a change to how we charge for our products as well as how we deliver them. These changes reflect a shift from perpetual license sales and delivery of our software in favor of purchasing the right to access the software for a specified subscription period. As customers increasingly move away from purchasing a perpetual license toward purchasing a subscription, we will experience a deferral of revenues and cash payments from customers. In addition to a change in license and delivery model, our transition to a subscription model requires significant investment in product development and cloud operations.

Additional risks associated with our transition to the subscription model include the following:

•	we may experience a delay in recognizing revenue due to the combination of multiple element arrangements and longer subscription terms;

•	we may not successfully achieve market penetration in newly targeted markets, including target customers we characterize as middle-market companies;

•	our relationships with existing partners that require or prefer the ability to resell perpetual licenses may be negatively impacted;

•	we may not be successful in selling subscriptions to new customers that desire perpetual licenses;

•	although we intend to support existing perpetual license customers, our transition to a subscription model may raise concerns among our installed base of customers;

•	we may fail to achieve our target pricing;

•	we may have a short-term and/or long-term adverse impact on total revenues as a result of the transition; and

•	we may incur costs at a higher than forecasted rate as we expand our cloud operations.

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

The Saba People Cloud could encounter unexpected problems. These problems could be attributable to our products, third party software, telecommunications failures, security breaches, or the cloud technology from web services provider or other hosting providers. Industry acceptance of cloud computing is still forming. Since cloud technology is new and requires that customer data reside outside of a customer’s “firewall” of protection, many prospective customers could reject or delay adoption, thereby limiting the potential for this new offering. If the Saba People Cloud fails to keep pace with sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth. Any disruption of service from the Saba People Cloud, or loss or compromise of customer data, would adversely affect our adoption and renewal rates for Saba People Cloud Applications and adversely impact our ability to achieve our business plan and forecasted financial results.

If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly during the recent weakness in the global macroeconomic environment. Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take, particularly as we shift customer transactions away from software licenses to software as a service subscription transactions. This shift significantly affects the amount of revenue we recognize in the quarter in which the transaction occurs. Therefore, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, making it difficult to forecast quarterly revenues.

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

The market for our products and services is intensely competitive, dynamic and subject to rapid technological change. The intensity of the competition and the pace of change are expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition with respect to different aspects of our solution from a variety of sources including:

•

companies that offer human capital management solutions that provide one or more applications within the HCM market, such as leaning management, performance management, talent management, compensation and recruiting, including SumTotal, Cornerstone OnDemand, Success Factors and Taleo;

•	companies that offer collaboration solutions, such as Microsoft, Adobe, Citrix and Cisco;

•	enterprise software vendors that offer human resources information systems and employee relationship management systems with training and performance modules, such as SAP and Oracle; and

•	potential customers’ internal development efforts.

Our growth depends on our ability to adequately expand and ramp our direct sales force.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During fiscal year 2011, 89% of our subscription services on a total annual contract dollar basis were renewed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

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

We anticipate that revenues from the Saba People Could Applications as well as related services will constitute substantially all of our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, the Saba People Cloud Applications or failure to achieve broad market acceptance would seriously harm our business.

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

Our operating results may vary based on changes in the information technology spending of our clients. The revenue growth and profitability of our business depend on the overall demand for enterprise applications and services. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for enterprise applications and services, and in particular people systems, caused by factors affecting the global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate information technology spending. In particular, people software may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. In the future, potential clients may decide to reduce their information technology budgets by deferring or reconsidering product purchases, which would negatively impact our operating results.

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

While we believe that we are in compliance with ASC 985-605 Software Revenue Recognition, additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.

We believe that our success depends on the continued employment of our senior management and other key employees, the loss of any of which could materially harm our business. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing and operational personnel capable of supporting a larger and more diverse client base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships.

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

International revenues accounted for 36% and 32% of our revenues for fiscal 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

•	exposure to geopolitical instability, natural disasters and acts of war or terrorism;

•	difficulties in staffing and managing foreign operations, including language barriers;

•	seasonal fluctuations in purchasing patterns in other countries, particularly depressed sales during July and August in European markets;

•

difficulties in collecting accounts receivable in foreign countries, particularly European countries in which collections take considerably more time than the United States and collections are more difficult to effect;

•

currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the Euro zone, Australia and Japan, or have exposures in intercompany accounts denominated in foreign currencies;

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

We derive a portion of our revenues from sales to U.S. and foreign federal, state and local governments and their respective agencies. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products and services to such governmental entity. Government entities may not embrace our transition to cloud offerings and may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Most of our sales to government entities have been made indirectly through third-party prime contractors that resell our solutions. Government entities may have contractual or other legal rights to terminate contracts with our resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

During the fiscal year 2011, we recognized approximately 36% of our revenue in markets outside the United States. Sales are primarily denominated in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates (during their respective fiscal periods average monthly exchange rate). Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. In fiscal 2011, we started a program that primarily utilized foreign currency forward contracts to offset some of these risks so that increases or decreases in our foreign currency exposures were offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to foreign currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures, the effectiveness of these forward contracts or other hedging activities and other factors.

Future acquisitions and growth initiatives may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

As part of our overall business strategy, we have acquired and may continue to acquire complementary businesses or technologies and we expect to pursue other growth initiatives that will provide additional products or services offerings, additional industry expertise or an expanded geographic presence.

The pursuit of acquisitions involves a number of uncertainties, including selecting the appropriate products, technologies or companies to acquire, negotiating successful acquisition terms at appropriate prices, and successfully completing the targeted transaction. An element of our growth strategy depends on the availability of suitable acquisition candidates at reasonable prices. We may face competition for acquisition opportunities from other companies, including larger companies with greater financial resources. We also may incur substantial expenses in identifying and negotiating acquisition opportunities, whether or not completed.

In addition, no assurance can be given that the benefits or synergies we may expect from the acquisition of companies or businesses will be realized to the extent or in the time frame we anticipate, if at all. Any acquisitions that we complete could expose us to numerous risks, including:

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

As a public company, we incur significant legal, accounting and other expenses associated with compliance with applicable laws, rules, regulations and listing requirements. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of compliance requirements on public companies, including requiring changes in corporate governance practices. In addition, the SEC and the U.S. Congress may continue to increase the scope of applicable disclosure and corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to the compliance requirements associated with being a public company. Moreover, these laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices.

We may incur impairments to goodwill or long-lived assets.

We are required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC 350-20 Goodwill and Other Intangible Assets. We are also required to test long-lived assets for impairment if a triggering event occurs with the provisions of ASC 350-30 General Intangibles other than Goodwill and ASC 360-10 Property, Plant and Equipment. Such impairment could be caused by internal factors as well as external factors beyond our control.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the areas in which we generate revenues could lead to an impairment charge for any of our intangible assets or goodwill. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in our statement of operations in that period which would cause our profits to decline.

We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if a significant decline in our stock price and/or market capitalization result in impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely, heavily, on projections of future operating performance.

Delays in releasing new products or enhanced versions of our existing products could adversely affect our competitive position.

As part of our strategy, we expect to regularly release new products and new versions of our existing products. Even if our new products or new versions of our existing products contain the features and functionality our customers want; in the event we are unable to timely introduce these new products or product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products or product releases in a timely and efficient manner. Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these products. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. The reallocation of certain design, development and testing functions to our lower-cost development center heightens risks relating to product design, development, testing and introduction. Any delay in releasing future products or enhancements of our products could harm our business.

If we release products containing defects, we may need to halt further shipments, service levels may be reduced and our business and reputation would be harmed.

Products as complex as ours, often contain unknown and undetected errors or performance problems. Serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products, even though our products are subject to rigorous testing and quality control processes. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues, reduced service levels, delays in customer acceptance on professional services products and would be detrimental to our business and reputation. As is typical in the software industry, with each release we have discovered errors in our products after introduction. We will not be able to detect and correct all errors before releasing our products commercially and these undetected errors could be significant. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers, resulting in cancellation of orders, loss of customers, difficulties in achieving our sales goals, increased demands on our support services, a decrease in our revenues and service credits or refunds. To correct such errors, we may expend considerable time and resources to develop and release modifications to our software.

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

We face risks related to claims by third parties that we infringe their intellectual property rights and other litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We have, in the past, been and are presently subject to intellectual property actions. For example, on August 19, 2003, EdiSync Systems, LLC filed a complaint against Centra in federal court in Denver, Colorado, alleging infringement of two patents for a remote multiple user editing system and method and seeking to enjoin us from continuing to sell our products, as well as unspecified compensatory damages. Centra filed an answer to the complaint denying all of the allegations, and instituted reexamination proceedings for the patents at issue with the Patent Office. Centra filed a request for reexamination of the patents at issue with the Patent Office. Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thus rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe we are free from liability for past actions, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado

District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On March 21, 2011, the Patent Office issued a final office action indicating that all but two of the twenty eight claims in the reexamination certificate are unpatentable and that one claim added during this reexamination proceeding is patentable. On March 25, 2011, the plaintiff filed a motion to lift the stay on the court proceedings. Although we believe that we have meritorious defenses and intend to vigorously defend this action, we can give no assurance that we will be able to achieve a satisfactory outcome. We could become subject to additional intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. Any of these claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. We also may face other forms of litigation or claims as part of our business, which may expose us to additional costs and risks.

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

Our disaster recovery plan does not include fully redundant systems, and a disaster could severely damage our operations.

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

A portion of our subscription business involves the storage and transmission of confidential information of clients and their existing and potential employees, and security breaches could expose us to a risk of loss of, or unauthorized access to, this information, resulting in possible litigation and possible liability. If our security measures are ever breached as a result of third party action, employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

Our stock price may fluctuate substantially.

From the beginning of fiscal year 2010 through May 31, 2011, the market price for our common stock has fluctuated between $3.05 per share and $10.62 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

Our Board of Directors also has the ability to issue preferred stock that would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders. In addition, on June 2, 2009, our Board of Directors authorized and declared a dividend of one right for each outstanding share of our common stock to stockholders of record at the close of business on June 15, 2009. Each right entitles the registered holder, subject to the terms of the rights agreement between us and the rights agent, to purchase from us one one-thousandth of a share (a “Unit”) of Series A Preferred Stock, par value $0.001 per share, at a purchase price of $12.50 per Unit, under circumstances described in the rights agreement. The purchase price, the number of units of preferred stock and the type of securities issuable upon exercise of the rights are subject to adjustment. The rights will expire at the close of business June 2, 2012 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as one of our stockholders, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the rights agreement, they will become exercisable ten business days after a person or group acquires, or commences a tender or exchange offer which would lead to the acquisition of, beneficial ownership of 15% or more of our outstanding common stock. Once a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, subject to the terms of the rights agreement, each right not owned by that person or group or certain related parties will entitle its holder to purchase, at the right’s then-current purchase price, Units of Series A Preferred Stock or, at our option, shares of common stock or cash, property or other securities of our Company having a market value equal to twice the then-current purchase price.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES

Facilities

Our principal executive offices occupy approximately 36,000 square feet in Redwood Shores, California. On September 7, 2010, we entered into a Third Amendment which was effective as of August 31, 2010, extending the lease termination date from May 31, 2014 to May 31, 2019. Our research and development offices occupy approximately 12,500 square feet in Pune, India under a lease that expires in August 2012. We have additional leased facilities in Baltimore, Maryland, Lexington, Massachusetts, Duluth, Georgia and Princeton, New Jersey, in Australia, Canada, France, Germany, India, Japan, Switzerland, Morocco and the United Kingdom. We believe that our facilities are adequate to meet our needs for the foreseeable future.

ITEM 3:    LEGAL PROCEEDINGS

Litigation Relating to Initial Public Offering of Saba

In November 2001, a complaint was filed in the United States District Court for the Southern District of New York (the “District Court”) against us, certain of its officers and directors, and certain underwriters of our initial public offering. The complaint was purportedly filed on behalf of a class of certain persons who purchased our common stock between April 6, 2000 and December 6, 2000. The complaint alleges violations by us and our officers and directors of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other related provisions in connection with certain alleged compensation arrangements entered into by the underwriters in connection with the initial public offering. An amended complaint was filed in April 2002. Similar complaints have been filed against hundreds of other issuers that have had initial public offerings since 1998. The complaints allege that the prospectus and the registration statement for the initial public offering failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the initial public offering agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of our stock. The complaints were later consolidated into a single action. The complaint seeks unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector have been remanded to the district court to determine standing to appeal.

We intend to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation and because the settlement remains subject to appeal,, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect our business, financial condition and results of operations.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra officers and directors at this time. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector were remanded to the district court to determine standing to appeal.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). Our patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thereby rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. We believe that it is free from liability for actions prior to April 18, 2009, as we believe the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On July 15, 2011, EdiSync made a filing with the Patent Office requesting the entry of various amendments to the pending claims and indicating that the Patent Office had agreed that such claims would be found patentable in view of those amendments. We believe that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect our business, financial condition and results of operations.

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC (“Gemini”), in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. We filed an answer to the complaint denying all of the allegations. At our request, the Patent Office instituted reexamination proceedings against the asserted patent and the Texas District Court stayed the action pending the outcome of those proceedings. On September 14, 2010, the Patent Office issued a Reexamination Certificate cancelling all of the patent’s original claims that were asserted against us in the litigation. The Reexamination Certificate also includes several new claims that were added during the reexamination proceeding. We settled the litigation with an immaterial amount, and the case was dismissed with prejudice on May 31, 2011.

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

Year ended May 31, 2011	High	Low
First Quarter	$5.29	$4.67
Second Quarter	$6.22	$5.05
Third Quarter	$7.43	$5.69
Fourth Quarter	$10.62	$6.75

Year ended May 31, 2010	High	Low
First Quarter	$4.48	$3.05
Second Quarter	$4.46	$3.32
Third Quarter	$5.14	$4.02
Fourth Quarter	$5.81	$4.58

We had 191 stockholders of record as of July 31, 2011. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have not declared or paid any cash dividends on our common stock, and presently we intend to retain our future earnings, if any, to fund the development and growth of our business. Our line of credit restricts our ability to pay cash dividends. For a description of this line of credit and these restrictions, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,—Liquidity and Capital Resources—Contractual Obligations and Commitments.”

Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On March 25, 2010, our Board of Directors authorized the use of up to $5 million for the repurchase of shares of our common stock. On January 6, 2011 the Board of Directors authorized the use of up to an additional $5 million for the repurchase of shares of our common stock. As of May 31, 2011, approximately $4.5 million remained available for share repurchases pursuant to our share repurchase program.

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

The following table summarizes our share repurchase activity by month for the three months ended May 31, 2011 and the approximate dollar value of shares that may yet be repurchased pursuant to our share repurchase program:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
March 1 – 31, 2011	87,584	(1)	$9.31	$826	$6,026
April 1 – 30, 2011	156,448		9.63	1,523	4,503
May 1 – 31, 2011	—		—	—	4,503

Total	244,032			$2,349	$4,503

(1)	Includes 384 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $3,000 to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

Stock Performance Graph and Cumulative Total Return

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock from May 31, 2006 through the end of our fiscal year ended May 31, 2011 with the percentage change in cumulative total stockholder return for (i) the NASDAQ Stock Market—U.S. Index and (ii) the Research Data Group—RDG Technology Composite Index. The comparison assumes an investment of $100 on May 31, 2006 in stock or index, including reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	5/06	5/07	5/08	5/09	5/10	5/11
Saba Software, Inc.	100.00	96.94	61.61	57.58	83.06	159.52
NASDAQ Composite	100.00	121.55	118.74	83.47	106.84	135.48
RDG Technology Composite	100.00	123.13	124.74	88.38	113.80	141.62

Equity Compensation Plan Information

For equity compensation plan information, please refer to Part III, Item 12: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report on Form 10-K.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 8: “Financial Statements”, and Supplementary Data” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years ended May 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of May 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the two years ended May 31, 2008 and 2007 and the consolidated balance sheet data as of May 31, 2009, 2008 and 2007 are derived from our audited financial statements previously filed with the SEC.

	For the years ended May 31,
	2011	2010			2009
	As Reported	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Total revenues	$116,657	$109,570	$—	$109,570	$102,821	$—	$102,821
Gross profit	73,638	71,579	—	71,579	61,539	—	61,539
Total operating expenses	79,689	68,162	128	68,290	62,062	156	62,218
Income (loss) from operations	(6,051)	3,417	(128)	3,289	(523)	(156)	(679)
Net income (loss)	$(7,263)	$2,893	$(128)	$2,765	$(2,355)	$(156)	$(2,511)

Basic net gain (loss) per share	$(0.26)	$0.10	$(0.00)	$0.10	$(0.08)	$(0.01)	$(0.09)

Diluted net gain (loss) per share	$(0.26)	$0.10	$(0.01)	$0.09	$(0.08)	$(0.01)	$(0.09)

Shares used in computing basic net gain (loss) per share	28,214	28,263	28,263	28,263	29,174	29,174	29,174

Shares used in computing diluted net gain (loss) per share	28,214	29,293	29,293	29,293	29,174	29,174	29,174

	May 31,
	2011	2010			2009
	As Reported	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
	(in thousands)
Consolidated Balance Sheet
Cash and cash equivalents	$25,940	$32,002	$—	$32,002	$25,978	$—	$25,978
Total assets	113,575	103,444	524	103,968	99,723	652	100,375
Long-term obligations, less current portion	7,196	5,500	—	5,500	6,293	—	6,293
Total stockholders’ equity	43,423	49,026	524	49,550	48,565	652	49,217

	For the years ended May 31,
	2008			2007
	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Total revenues	$107,777	$—	$107,777	$99,867	$—	$99,867
Gross profit	67,553	—	67,553	62,928	—	62,928
Total operating expenses	70,216	(170)	70,046	70,244	(638)	69,606
Income (loss) from operations	(2,663)	170	(2,493)	(7,316)	638	(6,678)
Net income (loss)	$(3,542)	$170	$(3,372)	$(7,974)	$638	$(7,336)

Basic net gain (loss) per share	$(0.12)	$0.01	$(0.12)	$(0.28)	$0.02	$(0.26)

Diluted net gain (loss) per share	$(0.12)	$0.01	$(0.12)	$(0.28)	$0.02	$(0.26)

Shares used in computing basic net gain (loss) per share	29,016	29,016	29,016	28,541	28,541	28,541

Shares used in computing diluted net gain (loss) per share	29,016	29,016	29,016	28,541	28,541	28,541

	May 31,
	2008 (2)			2007
	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
			(in thousands)
Consolidated Balance Sheet
Cash and cash equivalents	$16,624	$—	$16,624	$18,088	$—	$18,088
Total assets	98,931	808	99,739	101,613	638	102,251
Long-term obligations, less current portion	6,031	—	6,031	6,695	—	6,695
Total stockholders’ equity	48,488	808	49,296	47,901	638	48,539

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commission. (See Note 2 in Item 8: “Financial Statements and Supplemental Data Notes to Consolidated Financial Statements”).

(2)	Certain reclassifications have been made to prior period amounts to conform to the current period presentation, as follows: (i) part of the restricted cash has been classified as long-term restricted cash; and (ii) part of deferred revenue related to subscription has been reclassified as long term deferred revenue. Such reclassifications did not have a significant impact on the Company’s net cash (used in) provided by operating activities.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report on Form 10-K other than statements of historical fact, are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 1A: “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor. See “Cautionary Note on Forward-Looking Statements.”

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of Saba. The following sections are included in our MD&A:

•	Overview;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

OVERVIEW

General

We are the premier provider of a new class of learning and talent management solutions providing a unified set of People Cloud Applications that include: enterprise learning, talent management, testing and assessment and collaboration solutions delivered through the Saba People Cloud. Today’s people-driven enterprises are using our solutions to mobilize and engage people around new strategies and initiatives, align and connect people to accelerate the flow of business, and cultivate, capture, and share individual and collective knowhow to effectively compete and succeed. We enable organizations to build a transformative workplace where they can leverage their people networks to become more competitive through innovation, speed, agility, and trust.

The Saba People Cloud consists of a full suite of integrated People Cloud Applications, an open, flexible, service-oriented architecture, a world-class multi-tenant people cloud infrastructure, and a vast people cloud community of human capital experts, partners, practitioners and thought leaders. The Saba People Cloud enables organizations to transform the way they develop, engage and inspire their people network of employees, partners and customers, to achieve sustainable competitive advantage and high impact performance.

Background

We commenced operations in April 1997 and, through March 1998, focused substantially all of our efforts on research activities, developing our products and building our business infrastructure. We shipped our first Saba Enterprise Learning products and began to generate revenues from software license fees, implementation and consulting services fees and support fees in April 1998.

Commencing in fiscal 2011, we experienced an accelerated shift toward increased customer adoption of SaaS transactions from perpetual licenses. To further accelerate the transition, in July 2011, we announced a strategy to offer new customers solely cloud-based subscriptions to our products. Assuming this strategy is successful, we expect that the increased adoption of SaaS by our customers will lead to greater predictability in our quarterly revenue and our results of operations. However, the shift from software licenses has had an impact on our total revenue and results of operations during the last few quarters in part because we recognize revenues from SaaS over the term of the subscription agreement whereas revenue from a software license sale is generally recognized in the period in which the software arrangement is completed and the software is delivered to the customer.

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in Australia, Brazil, Canada, France, Germany, India, Japan and the United Kingdom through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

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

We believe that subscription revenue will grow steadily for the foreseeable future as we anticipate that the majority of our customers will renew their annual contracts and we will continue to add new subscription customers.

Software Licenses

Although we expect that our new customers will primarily purchase our products in the cloud on a software as a service basis, we will continue to license our products on a limited basis primarily to existing customers. When we license our software, it is included in multiple-element arrangement that includes a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. Our license revenue is affected by, among other things, the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is typically six to twelve months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

Professional Services

Our professional services business consists of consulting and education services. Consulting and education services are typically provided to customers that have purchased our products directly from us. These consulting and education services are generally provided over a period of three to nine months after the product purchase. Accordingly, our consulting and education services revenue varies directly with the levels of new product bookings generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. Generally, consulting services related to software implementation are not considered essential to the functionality of the software.

Impact of Adoption

Prior to adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-13 Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), our professional services, when sold with cloud based offerings, did not qualify as separate units of accounting and were recognized as revenue ratably over the longest subscription period in the arrangement. Under subscription accounting, we also deferred the associated professional services costs and recognized them on a straight-line basis over the same subscription period. This resulted in the deferral of professional services revenue and professional services cost of revenue.

With the adoption of ASU 2009-13, arrangement consideration is allocated using the relative selling price method and recognized as individual deliverables in accordance with the guidance described in the Critical Accounting Policies. Additionally, we expense the direct cost related to the professional services as incurred.

Total revenues for the year ended May 31, 2011 were $116.7 million with the adoption of ASU 2009-13. If we did not elect an early adoption of ASU 2009-13, our total revenues would have been $113.7 million for the year ended May 31, 2011. The increase in total revenues was primarily due to an increase of $2.7 million in professional services revenue that we recognized based on the adoption of ASU 2009-13.

Cost of revenues for the year ended May 31, 2011 was $43.0 million with the adoption of ASU 2009-13. Cost of revenues would have been $41.2 million for the year ended May 31, 2011 had we not adopted ASU 2009-13. The increase in cost of revenues was the result of expensing direct costs related to the professional services as incurred.

As of May 31, 2011, our deferred revenue was $45.8 million. Our deferred revenue would have been $48.8 million had we not adopted ASU 2009-13.

The impact of our adoption of ASU 2009-13 will vary, in the future, based on the nature and volume of new or materially modified arrangements.

Cost of Revenue

Our cost of revenue primarily consists of compensation, employee benefits and out-of-pocket travel-related expenses for our employees, and the fees of third-party subcontractors, who provide professional services. Cost of revenue also includes external hosting fees and depreciation and amortization charges related to the infrastructure required to deliver our products in the cloud, third-party license royalty costs, overhead allocated based on headcount and reimbursed expenses. The amortization of acquired developed technology, which is comprised of the ratable amortization of technological assets acquired in acquisitions, is also included in the cost of revenue. Many factors affect our cost of revenue, including changes in the mix of products and services, pricing trends and changes in the amount of reimbursed expenses. Because cost as a percentage of revenues is higher for services than for software licenses, an increase in services, including subscription services, as a percentage of our total revenue would reduce gross profit as a percentage of total revenue.

We classify deferred revenue and deferred costs on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of May 31, 2011, the deferred balance of the professional services revenue related to such subscription offerings and the related deferred costs was $1.4 million and $0.8 million, respectively, related to contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14. Deferred revenue and deferred costs related to contracts that were entered into prior to June 1, 2010 continue to be recognized and amortized ratably over the subscription period provided that such contracts were not subsequently modified.

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

In the third quarter of fiscal year 2011, we voluntarily changed our accounting policy for sales commissions related to non-cancellable annual or multi-year SaaS contracts, from recording an expense when incurred, to deferral and amortization of the sales commission in proportion to the revenue recognized over the non-cancellable term of the contract. All other sales commissions are generally expensed as they are earned per the terms of the sales compensations plans. We believe this method is preferable because commission charges are so closely related to the revenue from the non-cancellable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, the adoption of this accounting policy enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in our industry. For additional discussion related to the sales commission accounting policy change, refer to Note 2 of the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standard Codification (the “Codification”) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. While a number of accounting policies, methods and estimates affect our financial statements, areas that are particularly significant include revenue recognition policies, the assessment of recoverability of goodwill and purchased intangible assets, share-based payments, income taxes and business combinations. We have reviewed the critical accounting policies described in the following paragraphs with the Audit Committee of our Board of Directors.

Revenue recognition

In October 2009, the FASB issued ASU 2009-13 which amends the revenue recognition for certain multiple element revenue arrangements excluding license arrangements to:

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

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

Although the amended standards were not required to be adopted by us until June 1, 2011 (the beginning of our fiscal year 2012), we elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. We generate revenues from the sale of software licenses, subscription services and professional services and recognize revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Subscription Services Arrangements

Subscription services arrangements generally include a combination of our products delivered via an internet-based cloud architecture, and product updates and support related to licenses and professional services. Subscription revenue includes revenue from cloud-based offerings and product updates and support related to licenses.

Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access our software is not separable from the services necessary to operate the software (and customers are not allowed to take possession of our software) are recognized ratably over the term of the arrangement as delivered. We do not grant our resellers the right of return and do not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied. Revenue from product updates, support and hosting services related to licenses are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

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

When it is unable to establish a selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices.

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

Software License Arrangements

Software license arrangements generally include a combination of our software, license updates and product support and/or professional services. A significant amount of our software license arrangements are for perpetual licenses.

We recognize revenue earned on perpetual software license arrangements in accordance with FASB’s ASC 985-605, Software-Revenue Recognition. When software arrangements involve multiple elements, we recognize license revenue, using the residual method, in accordance with ASC 985-605. Under the residual method revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amount of the arrangement is allocated to delivered elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement. We allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products. We do not grant our resellers the right of return and do not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied.

Professional Services

Professional services revenues are generally recognized as the services are performed. Although we generally provide professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if we are unable to reliably estimate the costs to complete the services, We use the completed-contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type. A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when we bill a customer or a customer pays us, the billed or paid amount is recorded as deferred revenue, which is a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

We classify deferred revenue and deferred costs on our consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered in prior to adoption of ASU 2009-13, we allocate the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. Our judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of our revenue recognition and results of operations.

Recoverability of goodwill and purchased intangible assets

We account for goodwill under ASC 350-20 Goodwill. Our goodwill balance at May 31, 2011 and May 31, 2010 was $41.5 million and $36.1 million, respectively. We account for purchased intangible assets under ASC 350-30 General Intangibles Other than Goodwill. Amortization of purchased intangible assets, including acquired developed technology, was $3.3 million for 2011 and $4.0 million for fiscal 2010 and 2009. As of May 31, 2011 and May 31, 2010, our purchased intangible assets balance was $8.7 million and $5.0 million, net of accumulated amortization. The total expected future amortization related to purchased intangible assets will be approximately $2.7 million and $0.9 million in fiscal years 2012 and 2013, respectively.

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

In accordance with ASC 350-30 and ASC 360-10 Property, Plant and Equipment, we review our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable. We did not identify any such indicators in each of the fiscal years ended May 31, 2011, 2010 and 2009.

Share-based compensation

Under ASC718-10 Compensation—Stock Compensation, we are required to estimate the awards that we ultimately expect to vest and reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although, we estimate forfeitures based on historical experience, forfeitures in the future may differ. The forfeiture rate must be revised if actual forfeitures differ from our original estimates. We recognize awards granted under the straight-line amortization method. We estimate the fair value of employee stock options using the Black-Scholes-Merton (“BSM”) pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

ASC 718-10 requires the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under ASC 718-10 to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities. Excess benefits of tax deductions were $39,000 and have been recorded for the year ended May 31, 2011.

To the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2011 reporting period.

Income Taxes

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our deferred tax assets consist primarily of net operating loss carry forwards and tax credit carryforwards. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We maintain a full valuation allowance on our U.S. deferred tax assets. A portion of the valuation allowance pertains to deferred tax assets established in connection with prior acquisitions, and to the extent that this portion of the valuation allowance was reversed in fiscal 2009, goodwill was adjusted. The reversal of the valuation allowance in fiscal year 2010 and thereafter, pertaining to deferred tax assets established in connection with such prior acquisitions, would be credited to earnings. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. In the event that we were to determine that it is more likely than not that all or part of the net deferred tax assets would be realized, an adjustment to the deferred tax assets valuation allowance would be credited to earnings in the period in which we made such determination. If we later determine that we would not be able to realize all or part of the net deferred tax assets, an adjustment to the deferred tax assets valuation allowance would be charges to earnings at such time.

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

Under ASC 740-10 Income Taxes, we recognize and measure uncertain tax positions taken or expected to be taken in a tax return based on a two-step approach. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on tax audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of such matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Business Combinations

We allocate the purchase price of acquired companies to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and liabilities assumed. We make significant estimates and assumptions, especially with respect to intangible assets, to estimate the fair value of assets acquired and liabilities assumed. The estimates of fair value are based upon assumptions believed to be reasonable by us, but are inherently uncertain and unpredictable and, therefore, actual results may differ from estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

The fair value of asset acquired and liabilities assumed are estimated using various valuation approaches, which include unobservable inputs that reflect our assessment of the assumptions market participants would use to value such assets and liabilities. Significant inputs to estimate the fair value of assets acquired and liabilities assumed include, but are not limited to, discount rates, probability of future cash pay-outs related to contingent consideration, and future expected cash flows from customer contracts, customer lists, acquired developed technologies and patents and brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations.

RESULTS OF OPERATIONS

YEARS ENDED MAY 31, 2011, 2010, AND 2009

Revenues

	Years ended May 31,
	2011	Percent of Total Revenues	2010	Percent of Total Revenues	2009	Percent of Total Revenues
	(dollars in thousands)
Revenues:
Subscription	$64,539	55%	$57,312	52%	$55,277	54%
License	18,189	16%	24,541	22%	15,139	15%
Professional services	33,929	29%	27,717	26%	32,405	31%

Total revenues	$116,657	100%	$109,570	100%	$102,821	100%

Total revenues increased by 6% during fiscal year 2011 compared to fiscal year 2010 and 7% during fiscal year 2010 compared to fiscal year 2009. In each of fiscal years 2011, 2010 and 2009, no single customer represented more than 10% of total revenues. Total revenues during fiscal year 2011 were unfavorably impacted by a reduction in license revenue due to the accelerated shift in our business to delivery of our products in the cloud from traditional on-premise licenses. We expect license revenue to continue to decline in fiscal year 2012 as we accelerate our transition to a subscription-based cloud business.

Revenues from customers inside the United States represented approximately 64% of total revenues for fiscal year 2011, 68% of total revenues for fiscal year 2010 and 71% of total revenues for fiscal year 2009. Revenues from customers outside the United States represented approximately 36% of total revenues for fiscal year 2011, 32% of total revenues for fiscal year 2010 and 29% of total revenues for fiscal year 2009. The only country outside the United States in which revenues from customers represented more than 10% of total revenues was the United Kingdom, which represented 15% of total revenues for fiscal year 2011 and fiscal year 2010 and 14% of total revenues for fiscal year 2009.

Subscription Revenue. Subscription revenue increased by $7.2 million, or 13%, during fiscal year 2011 compared to fiscal year 2010. The increase reflects an increase of subscription revenue from new customers and an increase in subscription revenue from existing customers, which includes both renewals and subscription for additional products and users. Subscription revenue increased by $2.1 million, or 4%, during fiscal year 2010 compared to fiscal year 2009. The increase reflects an increase of subscription revenue from new customers as well as an increase in subscription revenue from existing customers, which included both renewals and subscription for additional products and users. If we are successful in offering new customers only cloud-based offerings, we expect subscription revenue to increase in fiscal year 2012.

License Revenue. License revenue decreased by $6.4 million, or 26%, during fiscal year 2011 compared to fiscal year 2010. The decrease in license revenue reflects our customers’ growing preference to use our cloud-based subscription services rather than purchase perpetual licenses. License revenue increased $9.4 million, or 62%, during fiscal year 2010 compared to fiscal year 2009. The increase in license revenue is due to an increase in license sales to both new and existing customers as well as an increase in license sales of our performance and succession products.

Professional Services Revenue. Professional services revenue increased by $6.2 million, or 22%, during fiscal year 2011 compared to fiscal year 2010. The increase was primarily due to an increased demand for our professional services from our expanded customer base. In addition, fiscal year 2011 revenue increased $2.7 million due to the adoption of ASU 2009-13. Professional services revenue decreased $4.7 million, or 15%, during fiscal year 2010 compared to fiscal year 2009. The decrease was primarily due to the recessionary environment experienced in the prior fiscal year and an increase in sales of professional services for Saba products through indirect channels negatively impacting our professional services revenue as services related to these sales are generally provided by our channel partners.

International revenues as a percentage of total revenues and the mix of revenues have varied significantly primarily due to variability in new license sales.

Geographic Information

The following table sets forth revenue information by geographic area as of and for the fiscal years ended May 31, 2011, 2010 and 2009:

	Years ended May 31,
	Total Revenue
	2011	2010	2009
	(in thousands)
United States	$74,401	$74,282	$72,602
United Kingdom	17,032	16,189	14,090
Rest of the World	25,224	19,099	16,129

Total	$116,657	$109,570	$102,821

Cost of Revenues

	Years ended May 31,
	2011	Percent of Total Revenues	2010	Percent of Total Revenues	2009	Percent of Total Revenues
	(dollars in thousands)
Cost of revenues
Cost of subscription	$16,089	14%	$16,439	15%	$17,348	17%
Cost of license	946	1%	897	1%	909	1%
Cost of professional services	25,186	21%	19,477	18%	21,847	21%
Amortization of acquired developed technology	798	1%	1,178	1%	1,178	1%

Total cost of revenues	$43,019	37%	$37,991	35%	$41,282	40%

The following table is the summary of gross margin:

	Years ended May 31,
	2011	2010	2009
	(dollars in thousands)
Gross margin:
Subscription	$48,450	$40,873	$37,929
Percentage of subscription revenue	75%	71%	69%
License (including amortization of acquired developed technology)	16,445	22,466	13,052
Percentage of license revenue	90%	92%	86%
Professional services	8,743	8,240	10,558
Percentage of professional services revenue	26%	30%	33%

Total	$73,638	$71,579	$61,539

Percentage of total revenues	63%	65%	60%

Total cost of revenues increased by $5.0 million, or 13%, in fiscal year 2011 when compared to fiscal year 2010 and decreased $3.3 million, or 8%, in fiscal year 2010 when compared to fiscal year 2009.

Cost of Subscription Revenue. Cost of subscription revenue decreased by $0.4 million, or 2%, in fiscal year 2011 compared to fiscal year 2010. The decrease was primarily due to decreases in external hosting fees of $0.5 million. Subscription gross margin increased to 75% in fiscal year 2011 from 71% during fiscal year 2010. The increase in subscription gross margin is primarily the result of decreases in cost associated with providing cloud-based subscription services. Cost of subscription revenue decreased $0.9 million, or 5%, in fiscal year 2010 compared to fiscal year 2009. The decrease was the result of decreases in third party consulting fees of $0.5 million, facilities and allocations related costs of $0.3 million and third party royalties of $0.1 million. Subscription gross margin increased to 71% in fiscal year 2010 from 69% during fiscal year 2009. The increase in subscription gross margin is primarily the result of decreases in cost associated with providing cloud-based subscription services, decreases in salaries and related benefits and decreases in third party consulting fees.

Cost of License Revenue. Cost of license revenue increased by $49,000, or 5%, in fiscal year 2011 compared to fiscal year 2010. License revenue gross margin decreased to 90% in fiscal year 2011 from 92% in fiscal year 2010. This decrease in license revenue gross margin was primarily the result of a decrease in license revenue relative to the generally fixed cost of license revenue. Cost of license revenue decreased by $12,000, or 1%, in fiscal year 2010 compared to fiscal year 2009. License revenue gross margin increased to 92% in fiscal year 2010 from 86% in fiscal year 2009. This increase was primarily the result of an increase in license revenue relative to the generally fixed cost of license revenue.

Cost of Professional Services Revenue. Cost of professional services increased by $5.7 million, or 29%, in fiscal year 2011 compared to fiscal year 2010. The increase was primarily attributable to increases in salaries and related benefits of $3.6 million and third party labor of $1.5 million. The professional services gross margin decreased to 26% in fiscal year 2011 compared to 30% in fiscal year 2010. The decrease in gross margin is primarily due to a disproportionate increase in professional services costs as compared to the increase in professional services revenue primarily due to higher salaries and benefit costs compared to the revenue increase. Cost of professional services decreased by $2.4 million, or 11%, in fiscal year 2010 compared to fiscal year 2009. The decrease was attributable to decreases in third party labor of $1.9 million, salaries and related benefits of $0.3 million and facilities and telecom allocations of $0.2 million. The professional services gross margin decreased to 30% in fiscal year 2010 compared to 33% in fiscal year 2009. The decrease in gross margin is primarily due to a smaller decrease in professional services costs as compared to the decrease in professional services revenue.

Amortization of acquired developed technology. The amortization of acquired developed technology is comprised of the ratable amortization of technological assets acquired in our acquisition of Centra in 2006 and Pedagogue and Comartis in 2011. We amortize the cost of these assets over a period of five years. Amortization expense was $0.8 million in fiscal year 2011 and $1.2 million in each year of fiscal 2010 and 2009. The decrease in amortization of acquired developed technology is primarily due to the Centra acquired technological assets becoming fully amortized in the third quarter of fiscal 2011.

Operating Expenses

	Years ended May 31,
	2011		2010				2009
	As Reported	Percent of Total Revenue	As Previously Reported	Adjustment (1)	As Reported	Percent of Total Revenue	As Previously Reported	Adjustment (1)	As Reported	Percent of Total Revenue
	(dollars in thousands)
Operating expenses:
Research and development	$18,494	16%	$17,787	$—	$17,787	16%	$17,380	$—	$17,380	17%
Sales and marketing	43,705	37%	33,405	128	33,533	31%	26,405	156	26,561	26%
General and administrative	14,982	13%	14,470	—	14,470	13%	15,200	—	15,200	15%
Restructuring	—	—%	(38)	—	(38)	0%	539	—	539	1%
Amortization of purchased intangible assets	2,508	2%	2,538	—	2,538	2%	2,538	—	2,538	2%

Total operating expenses	$79,689	68%	$68,162	$128	$68,290	62%	$62,062	$156	$62,218	61%

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 in Item 8: “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

We expect operating expenses to increase in fiscal year 2012 due to the full year impact of the acquisitions of Comartis and Pedagogue, as well as increased spending levels in sales and marketing in support of our continued expansion of our sales coverage to align with key growth initiatives.

Research and development. Research and development expenses increased by $0.7 million, or 4%, during fiscal year 2011 compared to fiscal year 2010. The increase was primarily due to increases in salaries and benefits related expenses of $0.6 million, equipment expenses of $0.2 million and employee travel-related expenses of $0.2 million, partially offset by a decrease in third party consulting fees of $0.2 million. Research and development expenses increased by $0.4 million, or 2%, during fiscal year 2010 compared to fiscal year 2009. This increase was primarily due to increases in salaries and related expenses of $0.4 million, an increase in recruiting expenses of $0.2 million partially offset by decreases in facilities and internal information technology related costs of $0.1 million and third party consulting fee of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $10.2 million, or 30%, during fiscal year 2011 compared to fiscal year 2010. The increase in sales and marketing expenses in fiscal year 2011 was attributable to increases in salaries and benefits related expenses of $5.9 million, marketing relates expenses of $2.2 million, employee-related travel expenses of $1.1 million, recruiting fees of $0.5 million and facilities and allocations expenses of $0.4 million. These increases reflect our plan to expand our sales coverage and marketing support to align with key growth initiatives which we expect will continue in fiscal year 2012. Sales and marketing expenses increased by approximately $7.0 million, or 26%, during fiscal year 2010 compared to fiscal year 2009. The increase in sales and marketing expenses in fiscal year 2010 was attributable to increases in salaries and benefits related expenses of $4.4 million, third party consulting fees of $0.9 million, marketing related expenses of $0.8 million, recruiting expenses of $0.4 million, conferences and meetings expenses of $0.3 million and facilities related expenses of $0.2 million. These increases reflect our plan to expand our sales coverage and marketing support to align with key growth initiatives.

General and administrative. General and administrative expenses increased by $0.5 million, or 4%, during fiscal year 2011 compared to fiscal year 2010. This increase was primarily due to expenses incurred in connection with the acquisitions of Comartis and Pedagogue. General and administrative expenses decreased $0.7 million, or 5%, during fiscal year 2010 compared to fiscal year 2009. This decrease was primarily due to a decrease in accounting and tax fees of $0.4 million and legal fees of $0.4 million, partially offset by increases in recruiting expenses of $0.1 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets totaled $2.5 million in fiscal years 2011, 2010, and fiscal 2009. Future amortization expense is currently expected to be $2.4 million in fiscal year 2012, $0.6 million in fiscal 2013 and $0.6 million thereafter. We review our intangible assets at least annually and the estimated remaining useful lives of our intangible assets for impairment. Any impairment or reduction in our estimate of remaining useful lives could result in increased amortization expense in future periods.

Interest income and other, net

Interest income and other, net consists of interest income and other non-operating expenses, including foreign currency exchange gains or losses. Interest income and other, net decreased by $0.6 million to an expense of $0.5 million in fiscal year 2011 from an income of $0.1 million in fiscal year 2010. This decrease compared to the prior year was attributable to a decrease in foreign currency losses of $0.5 million and a decrease in income on certain foreign denominated transactions of $0.1 million. Interest income and other, net increased by $68,000 to $123,000 in fiscal year 2010 from $55,000 in fiscal year 2009. This increase compared to the prior year was attributable to a decrease in income on certain foreign denominated transactions of $0.1 million, partially offset by an increase in foreign currency losses of $0.2 million.

Provision for income taxes

From inception to May 31, 2007, we incurred net losses for federal and state tax purposes. Income tax expense from inception to May 31, 2011 includes United States deferred and foreign income taxes and also a provision for federal alternative minimum tax, state income taxes and usage of net operating losses in acquisitions. We recorded income tax expense of approximately $0.8 million in fiscal year 2011, $0.6 million in fiscal year 2010 and $1.9 million in fiscal year 2009.

We have recorded a valuation allowance for the full amount of the net United States deferred tax assets, as we believe it is more likely than not that the deferred tax assets will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
	2011	2010
	(in thousands)
Subscription	$42,688	$32,985
Professional services	3,046	3,610
Licenses	49	399

Total deferred revenues	$45,783	$36,994

Deferred revenues, current	$42,513	$34,435
Deferred revenues, non-current	3,270	2,559

Total deferred revenues	$45,783	$36,994

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

KEY OPERATING METRICS

Billing and Renewal Rates

We track operating metrics for invoicing, which represents our total billings, and renewal rates for subscription services. We invoiced $127.5 million for the fiscal year ended May 31, 2011, compared to $116.0 million for the fiscal year ended May 31, 2010. Our subscription renewal rate on a dollar basis was 89% for the fiscal year ended May 31, 2011 compared to 93% for the fiscal year ended May 31, 2010.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth condensed consolidated statement of operations data for each of the eight quarters in the two-year period ended May 31, 2011. This information has been derived from our unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments and changes in accounting principles adopted by us during the year ended May 31, 2011, necessary for a fair presentation of this information. This information should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

We have experienced and expect to continue to experience fluctuations in operating results from quarter to quarter. For example, in fiscal 2012, net losses are anticipated to be higher in the early part of the fiscal year as we accelerate toward a subscription based model. As subscription revenues grow, we expect a substantial reduction in second half net losses compared to the first half. No conclusions should be drawn about our future results based on the results of operations for any quarter, as quarterly results are not necessarily indicative of results for a full fiscal year or any other period.

	Three months ended
	May 31, 2011	Feb 28, 2011	Nov 30, 2010	Aug 31, 2010	May 31, 2010	Feb 28, 2010	Nov 30, 2009	Aug 31, 2009
			As Adjusted (1)	As Adjusted (1)	As Adjusted (1)	As Adjusted (1)	As Adjusted (1)	As Adjusted (1)
	(in thousands, except per share data)
Revenues:
Subscription	$17,301	$16,739	$15,604	$14,894	$14,866	$14,333	$14,135	$13,978
License	3,931	4,994	4,814	4,450	6,962	5,515	6,352	5,712
Professional services	8,695	8,612	8,774	7,849	7,789	6,812	6,995	6,121

Total revenues	29,927	30,345	29,192	27,193	29,617	26,660	27,482	25,811

Cost of revenues	11,509	10,989	10,339	10,183	9,825	9,631	9,434	9,102

Gross profit	18,418	19,356	18,853	17,010	19,792	17,029	18,048	16,709
Operating expenses:
Research and development	5,105	4,530	4,436	4,423	4,232	4,609	4,725	4,222
Sales and marketing	12,773	10,033	11,052	9,846	10,361	7,734	8,572	6,866
General and administrative	4,289	3,862	3,419	3,412	3,485	3,530	3,613	3,843
Restructuring	—	—	—	—	—	—	(2)	(37)
Amortization of purchased intangible assets	618	621	634	634	634	634	634	634

Total operating expenses	22,785	19,046	19,541	18,315	18,712	16,507	17,542	15,528

Income (loss) from operations	(4,367)	310	(688)	(1,305)	1,080	522	506	1,181
Interest and other income (expense), net	(198)	(196)	166	(225)	138	(48)	54	(22)
Interest expense	(5)	3	(2)	(2)	(1)	(1)	(2)	(3)

Income (loss) before provision for income taxes	(4,570)	117	(524)	(1,532)	1,217	473	558	1,156
(Provision for) benefit from income taxes	190	(126)	(272)	(165)	(443)	(44)	62	(214)

Net income (loss)	$(4,760)	$(9)	$(796)	$(1,697)	$774	$429	$620	$942

Basic net income (loss) per share	$(0.17)	$(0.00)	$(0.03)	$(0.06)	$0.03	$0.02	$0.02	$0.03

Diluted net income (loss) per share	$(0.17)	$(0.00)	$(0.03)	$(0.06)	$0.03	$0.02	$0.02	$0.03

Shares used in computing basic net income (loss) per share	28,248	28,260	28,197	28,151	28,048	27,922	27,851	29,220

Shares used in computing diluted net income (loss) per share	28,248	28,260	28,197	28,151	29,324	29,043	28,855	29,833

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions and the adoption of the new accounting standard for multiple-element revenue arrangements effective June 1, 2010. (See Note 2 in Item 8: “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

The following tables provide account balances impacted by retrospective change in accounting for sales commissions and the adoption of the new accounting standard for multiple-element revenue arrangements effective June 1, 2010, including the amount of the change from balances previously reported for fiscal years 2011 and 2010.

Fiscal 2011

	2011 Three months ended
	November 30, 2010				August 31, 2010
	As Previously Reported	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Adjusted	As Previously Reported	Impact of Commission Adjustments	Impact of Revenue Adjustments	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Revenue	$28,562	$—	$630	$29,192	$26,814	$—	$379	$27,193
Sales and marketing	11,200	(148)	—	11,052	9,869	(23)	—	9,846
Income (loss) from operations	(1,031)	148	195	(688)	(1,412)	23	84	(1,305)
Net income (loss)	$(1,139)	$148	$195	$(796)	$(1,804)	$23	$84	$(1,697)

Basic net income (loss) per share	$(0.04)	$(0.00)	$0.01	$(0.03)	$(0.06)	$0.00	$0.00	$(0.06)

Diluted net income (loss) per share	$(0.04)	$(0.00)	$0.01	$(0.03)	$(0.06)	$0.00	$0.00	$(0.06)

Shares used in computing basic net income (loss) per share	28,197	28,197	28,197	28,197	28,151	28,151	28,151	28,151

Shares used in computing diluted net income (loss) per share	28,197	28,197	28,197	28,197	28,151	28,151	28,151	28,151

Fiscal 2010

	2010 Three months ended
	May 31, 2010			February 28, 2010			November 30, 2009			August 31, 2009
	As Previously Reported	Impact of Commission Adjust- ments	As Adjusted	As Previously Reported	Impact of Commission Adjust- ments	As Adjusted	As Previously Reported	Impact of Commission Adjust- ments	As Adjusted	As Previously Reported	Impact of Commission Adjust- ments	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Sales and marketing	$10,358	$3	$10,361	$7,733	$1	$7,734	$8,526	$46	$8,572	$6,788	$78	$6,866
Income (loss) from operations	1,083	(3)	1,080	523	(1)	522	552	(46)	506	1,259	(78)	1,181
Net income (loss)	$777	$(3)	$774	$430	$(1)	$429	$666	$(46)	$620	$1,020	$(78)	$942

Basic net income (loss) per share	$0.03	$(0.00)	$0.03	$0.02	$(0.00)	$0.02	$0.02	$(0.00)	$0.02	$0.03	$(0.00)	$0.03

Diluted net income (loss) per share	$0.03	$(0.00)	$0.03	$0.01	$(0.00)	$0.01	$0.02	$(0.00)	$0.02	$0.03	$(0.00)	$0.03

Shares used in computing basic net income (loss) per share	28,048	28,048	28,048	27,922	27,922	27,922	27,851	27,851	27,851	29,220	29,220	29,220

Shares used in computing diluted net income (loss) per share	29,324	29,324	29,324	29,043	29,043	29,043	28,855	28,855	28,855	29,833	29,833	29,833

Our results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the revenue shortfall and operating losses may increase. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to estimate revenues for future quarters.

Factors that could affect our quarterly operating results are described under the caption Item 1A: “Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

	Years ended May 31,
	2011	2010 (As Adjusted) (1)	2009 (As Adjusted) (1)
	(in thousands)
Net cash provided by operating activities	$3,965	$11,745	$12,690
Net cash used in investing activities	(8,908)	(792)	(2,071)
Net cash used in financing activities	(2,365)	(4,448)	(299)
Effect of exchange rate changes on cash and cash equivalents	1,246	(481)	(967)

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 in Item 8: “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.”)

We have funded our operations through operating activities and our most significant source of operating cash flows stems from customer purchases of our subscription services, professional services and licenses. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of May 31, 2011, we had $25.9 million in available cash and cash equivalents.

Cash Provided By Operating Activities

Cash provided by operating activities was $4.0 million in fiscal 2011 compared to cash provided by operating activities of $11.7 million in fiscal 2010. The $7.7 million decrease in fiscal 2011 was primarily attributable to the $10.0 million increase in net loss for the year ended May 31, 2011, increased cash flow due to the reduction of compensation and other accruals of $3.1 million and an increase in prepaid expenses of $1.7 million. The decrease was partially offset by an increase in deferred revenue of $4.5 million, accounts payable of $1.8 million, a decrease in accounts receivables of $1.2 million and an increase in share-based compensation expense of $1.0 million.

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

Total accounts receivable billing days outstanding (“BDO”) was 73 days at May 31, 2011 and 68 days at May 31, 2010. The increase in BDO was due to lower collections in the quarter ended May 31, 2011 compared to the same period in the prior year. BDO is calculated using the current quarter total billings divided by number of days in the current period to arrive at average billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billings per day amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”), based on a quarter calculation, was 86 days at May 31, 2011 and 76 days at May 31, 2010. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Cash Used In Investing Activities

Cash used in investing activities of $8.9 million in fiscal 2011, $0.8 million in fiscal 2010 and $2.1 million in fiscal 2009. In fiscal 2011, the net cash used in investing activities was primarily attributable to $7.1 million for the cost of acquisitions, net of cash acquired related to the purchase of Pedagogue and Comartis as well as $1.8 million to purchase additional equipment for use in our operations. In fiscal 2010 and fiscal 2009, the net cash used in investing activities was wholly attributable to the purchases of property and equipment, primarily to enhance our infrastructure necessary to deliver our cloud-based offerings.

Cash Used In Financing Activities

Cash used in financing activities decreased in fiscal 2011 to $2.4 million compared to $4.4 million in fiscal 2010. The decrease was primarily due to an increase of $2.4 million in proceeds from the issuance of common stock compared to prior year, which was partially offset by a decrease of $0.4 million due to a higher stock buyback of $5.4 million compared to the prior year. Cash used in financing activities increased to $4.4 million in fiscal 2010 compared to $0.3 million in fiscal 2009. The increase included a stock buyback of $4.9 million, repurchase of stock to satisfy employee tax withholding obligations on restricted stock units of $0.1 million and repayment of notes payable of $0.3 million, partially offset by a net increase of proceeds from the issuance of common stock of $0.9 million.

Contractual Obligations and Commitments

On November 22, 2010, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The agreement provided for a one year $10 million line of credit. The agreement also included a sublimit of up to $4.0 million for letters of credit.

The agreement includes certain covenants with which we must comply during the term of the agreement, including that our minimum cash and cash equivalents balance shall be at all times equal to not less than $15 million (including minimum U.S. cash and cash equivalents balance shall not be less than $10 million), and that at the end of each fiscal quarter net losses after taxes during the four consecutive fiscal quarter period then ended shall be equal to not more than $4 million. We were not in compliance with the covenants as of May 31, 2011. As a result, we would not have been able to borrow on the credit agreement as of May 31, 2011.

The line of credit is secured by all of our personal property other than our intellectual property. The agreement includes certain negative covenants restricting or limiting our ability and our subsidiaries ability to, among other things, incur additional indebtedness, make investments and acquisitions, merge or consolidate with any other entity, and convey, sell, lease, transfer or otherwise dispose of assets. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature.

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

No amounts were borrowed under the credit agreement as of May 31, 2011.

Amended Credit Agreement

On June 27, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo (the “Amended Agreement”), which supersedes our prior line of credit, increases the available revolving credit limit to $40 million and extends the term of the line of credit to June 27, 2016. To date, no amounts have been borrowed under the line of credit.

The line of credit is secured by all of our personal property other than our intellectual property. The line of credit also is guaranteed by, and secured by the assets of, our material domestic subsidiaries. The Amended Agreement includes certain covenants with which we must comply during the term of the Amended Agreement, including a minimum EBITDA covenant that applies only if liquidity (defined as cash plus available unused borrowings under the credit line) drops below $15 million. The Amended Agreement also includes certain customary negative covenants.

The Amended Agreement contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, we may be required to repay the obligations under the line of credit prior to the stated maturity date, our ability to continue to borrow under the Amended Agreement may terminate, and the Bank may be able to foreclose on any or all collateral provided by us or our subsidiaries.

We currently anticipate that our available cash resources, combined with cash flows generated from our operating activities will be sufficient to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months. However, we may be required, or seek, to raise additional funds in the future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. There can be no assurance that additional funding, if needed, will be available on terms acceptable to us, if at all. In addition, any raising of additional funds could dilute our current stockholders’ ownership interests.

During the year we amended (the “Lease Agreement”) our lease agreement dated as of March 16, 1999, with respect to the office space comprising our corporate headquarters. The Lease Amendment, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Lease Amendment also amended the base monthly rent payable under the lease from June 1, 2013 through May 31, 2014 to $162,086, and provided that the monthly rent payable under the lease from June 1, 2014 through May 31, 2019 shall begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000.

During the fiscal quarter ended February 28, 2009, we entered into a non-cancelable three year contract for software services of which $0.2 million remained payable as of May 31, 2011. As of May 31, 2011, except for this three year contract for software services, we did not have any additional significant purchase obligations for goods or services.

The following table summarizes our contractual obligations at May 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by fiscal year
	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$193	$193	$—	$—	$—	$—	$—
Operating lease obligations	15,805	3,922	3,583	2,096	1,199	1,196	3,809

Total	$15,998	$4,115	$3,583	$2,096	$1,199	$1,196	$3,809

Off-Balance Sheet Arrangements

As of May 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates has historically related primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk. Our revolving line of credit commitment termination date is June 27, 2016 and as of May 31, 2011 no amounts were outstanding.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At May 31, 2011, we had available cash and cash equivalents totaling $25.9 million. Of this amount, approximately $7.1 million was invested in money market accounts bearing variable interest rates of between 0.04% and 7.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from our intercompany accounts which are typically denominated in the functional currency of our foreign subsidiaries, which is the local currency. When these intercompany accounts are translated into U.S. dollars, they have an impact on our operating results depending upon the movement in foreign currency rates. During the fiscal year ended May 31, 2011, our total realized and unrealized losses due to movements in foreign currencies, primarily British pound, European Union euro, Japanese yen, Indian rupee and Australian dollar, were $0.5 million. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our financial statements. As of May 31, 2011, we did not enter into any foreign currency hedging contracts although we may do so in the future.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABA SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saba Software, Inc. at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its accounting for commissions related to its non-cancellable annual or multi-year SaaS contracts effective for all periods presented and the Company changed its method of accounting for revenue recognition effective June 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saba Software, Inc.’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2011, expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Redwood City, California

August 5, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Saba Software, Inc.

We have audited Saba Software Inc’s Internal Control over Financial Reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Saba Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Saba Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Saba Software, Inc. as of May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011 of Saba Software, Inc. and our report dated August 5, 2011 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Redwood City, California

August 5, 2011

SABA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31,
	2011	2010
		(As Adjusted) (1)
ASSETS
Current assets:
Cash and cash equivalents	$25,940	$32,002
Restricted cash	—	20
Accounts receivable, net of allowances for doubtful accounts of $150 at May 31, 2011 and 2010	27,676	23,352
Prepaid expenses and other current assets	3,411	2,113

Total current assets	57,027	57,487
Property and equipment, net	3,146	3,178
Goodwill	41,469	36,095
Purchased intangible assets, net	8,722	5,027
Restricted cash	437	260
Other assets	2,774	1,921

Total assets	$113,575	$103,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,886	$3,218
Accrued compensation and related expenses	8,008	8,069
Accrued expenses	5,330	2,746
Deferred revenue	42,513	34,435
Current portion of debt and lease obligations	1,219	450

Total current liabilities	62,956	48,918
Deferred revenue	3,270	2,559
Other long-term liabilities	3,861	1,156
Accrued rent	65	1,785

Total liabilities	70,152	54,418
Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at May 31, 2011 and May 31, 2010; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 29,186,633 shares issued at May 31, 2011 and 28,252,131 shares issued at May 31, 2010	29	29
Additional paid-in capital	261,900	255,938
Treasury stock: 880,288 shares at May 31, 2011 and 121,997 at May 31, 2010.	(5,701)	(328)
Accumulated deficit	(213,075)	(205,812)
Accumulated other comprehensive income (loss)	270	(277)

Total stockholders’ equity	43,423	49,550

Total liabilities and stockholders’ equity	$113,575	$103,968

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended May 31,
	2011	2010	2009
		(As Adjusted) (1)	(As Adjusted) (1)
Revenues:
Subscription	$64,539	$57,312	$55,277
License	18,189	24,541	15,139
Professional services	33,929	27,717	32,405

Total revenues	116,657	109,570	102,821
Cost of revenues:
Subscription	16,089	16,439	17,348
License	946	897	909
Professional services	25,186	19,477	21,847
Amortization of acquired developed technology	798	1,178	1,178

Total cost of revenues	43,019	37,991	41,282

Gross profit	73,638	71,579	61,539
Operating expenses:
Research and development	18,494	17,787	17,380
Sales and marketing	43,705	33,533	26,561
General and administrative	14,982	14,470	15,200
Restructuring	—	(38)	539
Amortization of purchased intangible assets	2,508	2,538	2,538

Total operating expenses	79,689	68,290	62,218

Income (loss) from operations	(6,051)	3,289	(679)
Interest and other income (expense), net	(454)	123	55
Interest expense	(5)	(7)	(31)

Income (loss) before provision for income taxes	(6,510)	3,405	(655)
Provision for income taxes	(753)	(640)	(1,856)

Net income (loss)	$(7,263)	$2,765	$(2,511)

Basic net income (loss) per share	$(0.26)	$0.10	$(0.09)

Diluted net income (loss) per share	$(0.26)	$0.09	$(0.09)

Shares used in computing basic net income (loss) per share	28,214	28,263	29,174

Shares used in computing diluted net income (loss) per share	28,214	29,293	29,174

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit (As Adjusted) (1)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity (As Adjusted) (1)

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at May 31, 2008	—	$—	29,227,656	$30	$255,637	(102,997)	$(232)	$(206,066)	$(72)	$49,297
Issuance of common stock under employee stock purchase plan	—	—	72,492	—	150	—	—	—	—	150
Share-based compensation	—	—	—	—	2,341	—	—	—	—	2,341
Net loss	—	—	—	—	—	—	—	(2,511)	—	(2,511)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(59)	(59)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2,570)

Balance at May 31, 2009	—	—	29,300,148	30	258,128	(102,997)	(232)	(208,577)	(131)	49,218
Issuance of common stock in connection with exercise of stock options	—	—	221,573	0	762	—	—	—	—	762
Issuance of common stock under employee stock purchase plan	—	—	64,013	0	108	—	—	—	—	108
Repurchase of common stock	—	—	(1,384,920)	(1)	(4,846)	(19,000)	(96)	—	—	(4,943)
Issuance of common stock net of repurchase of stock to satisfy employee tax withholding obligations	—	—	51,317	—	(140)	—	—	—	—	(140)
Share-based compensation	—	—	—	—	1,908	—	—	—	—	1,908
Stock option excess income tax benefit	—	—	—	—	18	—	—	—	—	18
Net income	—	—	—	—	—	—	—	2,765	—	2,765
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(146)	(146)

Comprehensive loss	—	—	—	—	—	—	—	—	—	2,619

Balance at May 31, 2010	—	—	28,252,131	29	255,938	(121,997)	(328)	(205,812)	(277)	49,550
Issuance of common stock in connection with exercise of stock options	—	—	772,925	1	3,119	—	—	—	—	3,120
Issuance of common stock under employee stock purchase plan	—	—	73,749	—	169	—	—	—	—	169
Repurchase of common stock	—	—	—	(1)	—	(758,291)	(5,373)	—	—	(5,374)
Issuance of common stock net of repurchase of stock to satisfy employee tax withholding obligations	—	—	87,828	—	(319)	—	—	—	—	(319)
Share-based compensation	—	—	—	—	2,954	—	—	—	—	2,954
Stock option excess income tax benefit	—	—	—	—	39	—	—	—	—	39
Net loss	—	—	—	—	—	—	—	(7,263)	—	(7,263)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	547	547

Comprehensive loss	—	—	—	—	—	—	—	—	—	(6,716)

Balance at May 31, 2011	—	$—	29,186,633	$29	$261,900	(880,288)	$(5,701)	$(213,075)	$270	$43,423

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

See accompanying Notes to Consolidated Financial Statements

SABA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended May 31,
	2011	2010	2009
		(As Adjusted) (1)	(As Adjusted) (1)
Operating activities:
Net income (loss)	$(7,263)	$2,765	$(2,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,150	2,386	2,422
Amortization of purchased intangible assets	3,306	3,716	3,716
Non-cash adjustment to goodwill	—	—	1,613
Share-based compensation	2,954	1,908	2,341
Stock option excess income tax benefit	—	(18)	—
Loss on disposal of property and equipment	(13)	(67)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,767)	(3,956)	1,294
Prepaid expenses and other current assets	(1,098)	597	697
Other assets	(22)	(272)	(18)
Accounts payable	2,416	606	(1,283)
Accrued compensation and related expenses	(687)	2,460	290
Accrued expenses	(599)	(236)	(623)
Deferred revenue	6,878	2,377	4,919
Restricted cash	(146)	—	—
Accrued rent	(1,144)	(521)	(167)

Net cash provided by operating activities	3,965	11,745	12,690
Investing activities:
Purchases of property and equipment	(1,831)	(770)	(2,071)
Purchases of investments, net	—	(22)	—
Cost of acquisitions, net of cash acquired	(7,077)	—	—

Net cash used in investing activities	(8,908)	(792)	(2,071)
Financing activities:
Proceeds from issuance of common stock under stock plans	3,289	870	150
Stock option excess income tax benefit	39	18	—
Repurchase of common stock	(5,374)	(4,942)	—
Repurchase of stock to satisfy employee tax withholding obligations	(319)	(140)	—
Repayments of borrowings under credit facility	—	(232)	(331)
Repayments under equipment term loans	—	—	(72)
Repayments of note payable	—	(22)	(46)

Net cash used in financing activities	(2,365)	(4,448)	(299)
Effect of exchange rate changes on cash and cash equivalents	1,246	(481)	(967)
Increase (decrease) in cash and equivalents	(6,062)	6,024	9,354
Cash and cash equivalents, beginning	32,002	25,978	16,624

Cash and cash equivalents, end	$25,940	$32,002	$25,978

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$1,101	$356	$696

Cash paid for interest	$—	$3	$31

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

See accompanying Notes to Consolidated Financial Statements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Saba Software, Inc. (the “Company”) was incorporated in the State of Delaware in April 1997. The Company is the premier provider of a new class of learning and talent management solutions providing a unified set of People Cloud Applications that include: enterprise learning, talent management, testing and assessment and collaboration solutions delivered through the Saba People Cloud. The Saba People Cloud consists of a full suite of integrated People Cloud Applications, an open, flexible, service-oriented architecture, a multi-tenant people cloud infrastructure, and a people cloud community of customers, partners and human capital professionals.

The Company sells its products and related services worldwide primarily through a direct sales force and alliance partners. The Company’s corporate headquarters are located in Redwood Shores, California. In addition, the Company has international subsidiaries in India, France, Japan, Germany, Switzerland, Morocco, the United Kingdom, Canada, Brazil and Australia through which it conducts various operating activities related to its business. In each of the non-U.S. jurisdictions in which it has subsidiaries, other than India, the Company has employees or consultants engaged in sales and services activities. In the case of its India subsidiary, the Company’s employees primarily engage in software development and quality assurance testing activities.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates for the carrying values of assets and liabilities using historical experience and other assumptions that are believed to be reasonable. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase the Company’s common stock, and valuation of deferred tax assets, among others.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with insignificant interest rate risk and original maturities from the date of purchase of three months or less. Cash and cash equivalents are stated at fair value based on quoted market prices.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments including cash, cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities approximate their estimated fair value due to their short maturities.

The restricted cash as of May 31, 2011 is comprised of cash deposits of $374,000 and $63,000 related to a building lease and certain sales agreement, respectively.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable and Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk include cash, cash equivalents and trade accounts receivable. Management believes the financial risks associated with cash and cash equivalents are minimal because these amounts are held in large well-established financial institutions. The Company is exposed to risk in the event of default by these financial institutions or the issuers of these securities to the extent the balances are in excess of amounts that are insured by the FDIC.

The Company conducts business with companies in various industries throughout the world. Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and generally do not require collateral. Saba Enterprise Learning and related services have accounted for a substantial majority of the Company’s revenues since inception. An allowance is maintained for potential credit losses, and to date, such losses have been within management’s expectations. The allowance for doubtful accounts is based on management’s assessment of the amount of probable credit losses in the existing accounts receivable. Management determines the allowance based on the aging of the accounts receivable, the financial condition of the Company’s customers and their payment history, its historical write-off experience and other assumptions. Past due balances based on purchase order terms and other specific accounts as necessary are reviewed monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The changes in the allowance for doubtful accounts are as follows:

	Beginning Balance	Additions or Adjustments charged to Operations	Write-Offs	Ending Balance
	(in thousands)
Year Ended:
May 31, 2009	$309	$(25)	$183	$101
May 31, 2010	101	126	77	150
May 31, 2011	150	36	36	150

Accounts receivable includes amounts earned but unbilled of $2.5 million and $1.9 million at May 31, 2011 and 2010. At May 31, 2011 and 2010, there was no single customer representing more than 10% of the Company’s accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. Assets acquired under capital lease obligations are amortized over the shorter of the estimated useful life of the asset or the life of the lease. Amortization expense for assets acquired under capital lease obligations is included with depreciation expense. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining life of the lease.

Purchased Intangible Assets and Goodwill

Purchased intangible assets consist of acquired developed technology, customer relationships, tradenames and customer backlog acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives of two to ten years.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually or on a

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more frequent basis if indicators of impairment arise or circumstances otherwise dictate. The first phase of the goodwill impairment test requires us to test for impairment, while the second phase, if necessary, requires us to measure and allocate for the impairment. The Company operates as a single operating segment as discussed in Note 11. Accordingly, all of the Company’s goodwill is associated with the entire company.

In the event that the Company determines that the value of goodwill has become impaired, the Company will incur an impairment charge for the fiscal quarter in which such determination is made. Goodwill is not deductible for income tax purposes.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20 Software- Cost of Software to Be Sold, Lease, or Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through May 31, 2011, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within ASC 740-10. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on tax audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The reserves for uncertain tax positions are adjusted due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such a determination is made. The provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

Shared-based Compensation

The Company accounts for share-based payments to its employees and non-employee directors in accordance with the provisions of ASC 718-10 Compensation-Stock Compensation, which requires share-based payments to be measured at the grant date based on the fair value of the award and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The calculations of basic and diluted net income (loss) per share are as follows:

	Years ended May 31,
	2011	2010 (As Adjusted) (1)	2009 (As Adjusted) (1)
	(in thousands, except per share data)
Net income (loss)	$(7,263)	$2,765	$(2,511)
Weighted-average shares of common stock used in computing basic net income (loss) per share	28,214	28,263	29,174
Effect of dilutive employee stock plans	—	1,030	—

Weighted-average shares of common stock used in computing diluted net income (loss) per share	28,214	29,293	29,174

Basic net income (loss) per share	$(0.26)	$0.10	$(0.09)

Diluted net income (loss) per share	$(0.26)	$0.09	$(0.09)

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

During fiscal 2010, the Company added 1.0 million common equivalent shares related to employee stock plans to the basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. The Company is required to include these dilutive shares in the Company’s calculations of net income per share for fiscal 2010 because it earned a profit. If the Company had earned profit during fiscal 2011 and 2009, it would have added common equivalent shares of 1,835,227 and 23,340 to the basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods, respectively.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of stock options and restricted stock units, if they have exercise prices, higher than the average stock price during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 1.6 million, 3.8 million and 4.7 million shares for fiscal year 2011, 2010 and 2009, respectively. While these common equivalent shares are anti-dilutive, they could be dilutive in the future.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

Although the amended standards were not required to be adopted by the Company until June 1, 2011 (the beginning of the Company’s fiscal year 2012), the Company elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. The Company generates revenues from the sale of software licenses, subscription services and professional services and recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Subscription Services Arrangements

Subscription services arrangements generally include a combination of our products delivered via an internet-based cloud architecture, product updates and support related to licenses and professional services. Subscription revenue includes revenue from cloud-based offerings and product updates and support related to licenses.

Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied. Revenue from product updates, support and hosting services related to licenses are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

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

The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, the Company recognizes revenue in accordance with ASC 985-605.

Software License Arrangements

Software license arrangements generally include a combination of the Company’s software, license updates and product support and/or professional services. A significant amount of the Company’s software license arrangements are for perpetual licenses.

The Company recognizes revenue earned on perpetual software license arrangements in accordance with FASB’s Accounting Standards Codification (“ASC”) 985-605, Software-Revenue Recognition. When software arrangements involve multiple elements, the Company recognizes license revenue, using the residual method. Under the residual method revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amount of the arrangement is allocated to delivered elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, The Company allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products. The Company does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of ASC 985-605 are satisfied.

Professional Services

Professional services revenues are generally recognized as the services are performed. Although the Company generally provides professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services,

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Saba uses the completed-contract method of accounting in accordance with ASC 985-605 and relevant guidance of ASC 605-35 Construction-Type and Certain Production–Type . A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of ASC 985-605 are not met when the Company bills a customer or a customer pays the Company, the billed or paid amount is recorded as deferred revenue, which is a liability account. As the revenue recognition criteria of ASC 985-605 are satisfied, the requisite amounts are recognized as revenue.

The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered into prior to adoption of ASC 2009-13, the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Impact of Adoption

Prior to adoption of ASU 2009-13, our professional services, when sold with cloud based offerings, did not qualify as separate units of accounting and were recognized as revenue ratably over the longest subscription period in the arrangement. Under subscription accounting, the Company also deferred the associated professional services costs and recognized them on a straight-line basis over the same subscription period. This resulted in the deferral of professional services revenue and professional services cost of revenue.

With the adoption of ASU 2009-13, arrangement consideration is allocated using the relative selling price method and recognized as individual deliverables in accordance with the guidance described in the Critical Accounting Policies. Additionally, the Company expenses the direct cost related to the professional services as incurred.

Total revenues for the year ended May 31, 2011 were $116.7 million with the adoption of ASU 2009-13. If the Company did not elect an early adoption of ASU 2009-13, its total revenues would have been $113.7 million for the year ended May 31, 2011. The increase in total revenues was primarily due to an increase of $2.7 million in professional services revenue that the Company recognized based on the adoption of ASU 2009-13.

Cost of revenues for the year ended May 31, 2011 was $43.0 million with the adoption of ASU 2009-13. Cost of revenues would have been $41.2 million for the year ended May 31, 2011 had the Company not adopted ASU 2009-13. The increase in cost of revenues was the result of expensing direct costs related to the professional services as incurred.

As of May 31, 2011, deferred revenue was $45.8 million. Deferred revenue would have been $48.8 million had the Company not adopted ASU 2009-13.

The impact of adoption of ASU 2009-13 will vary, in the future, based on the nature and volume of new or materially modified arrangements.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accounting Principle

In the third quarter of fiscal 2011, the Company voluntarily changed its accounting policy for sales commissions related to non-cancellable annual or multi-year SaaS contracts, from recording an expense when incurred to deferral and amortization of the sales commission in proportion to the revenue recognized over the non-cancellable term of the contract. The Company believes this method is preferable because commission charges are so closely related to the revenue from the non-cancelable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Furthermore, the adoption of this accounting policy enhances the comparability of the Company’s consolidated financial statements by changing to the predominant method utilized in the Company’s industry. Deferred commission amounts are recoverable through the future revenue streams under the non-cancellable arrangements. Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

The accompanying audited consolidated financial statements and related notes have been adjusted to reflect the impact of this change retrospectively to all prior periods.

The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable annual or multi-year SaaS contracts for all periods presented (in thousands):

	For the years ended May 31,
	2010			2009
	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations
Sales and marketing	$33,405	$128	$33,533	$26,405	$156	$26,561
Income (loss) from operations	3,417	(128)	3,289	(523)	(156)	(679)
Net income (loss)	$2,893	$(128)	$2,765	$(2,355)	$(156)	$(2,511)

Basic net gain (loss) per share	$0.10	$(0.00)	$0.10	$(0.08)	$(0.01)	$(0.09)

Diluted net gain (loss) per share	$0.10	$(0.01)	$0.09	$(0.08)	$(0.01)	$(0.09)

Shares used in computing basic net gain (loss) per share	28,263	28,263	28,263	29,174	29,174	29,174

Shares used in computing diluted net gain (loss) per share	29,293	29,293	29,293	29,174	29,174	29,174

	May 31,
	2010			2009
	As Previously Reported	Adjustments (1)	As Adjusted	As Previously Reported	Adjustments (1)	As Adjusted
	(in thousands)
Consolidated Balance Sheet
Prepaid and other current assets	$1,788	$325	$2,113	$2,245	$501	$2,746
Other assets	1,722	199	1,921	1,537	151	1,688
Total assets	103,444	524	103,968	99,723	652	100,375
Accumulated defecit	(206,336)	524	(205,812)	(209,230)	652	(208,578)

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Combinations

The Company allocates the purchase price of acquired companies to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and liabilities assumed. Management makes significant estimates and assumptions, especially with respect to intangible assets, to estimate the fair value of assets acquired and liabilities assumed. The estimates of fair value are based upon assumptions believed to be reasonable by management, but are inherently uncertain and unpredictable and, therefore, actual results may differ from estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The fair value of asset acquired and liabilities assumed are estimated using various valuation approaches, which include unobservable inputs that reflect the Company’s assessment of the assumptions market participants would use to value such assets and liabilities. Significant inputs to estimate the fair value of assets acquired and liabilities assumed include, but are not limited to, discount rates, probability of future cash pay-outs related to contingent consideration, and future expected cash flows from customer contracts, customer lists, acquired developed technologies and patents and brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. The fair value of contingent consideration is remeasured at each reporting period with any changes to such fair value recorded as operating expense.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statement of operations.

Advertising Expense

Advertising costs are expensed as incurred and recorded in sales and marketing. The Company incurred advertising costs of $0.2 million in fiscal 2011, 2010 and 2009.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is reported in the accompanying statement of stockholders’ equity. Accumulated other comprehensive income (loss) is comprised of foreign currency translation activity as follows:

	May 31,
	2011	2010
	(in thousands)
Foreign currency translation adjustment	$270	$(277)

Accumulated other comprehensive income (loss)	$270	$(277)

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 985-605. Although ASU 2009-14 is not required to be adopted by the Company until June 1, 2011 (the beginning of the Company’s fiscal year 2012), the Company elected to early adopt this accounting guidance retrospectively to the beginning of its first quarter of fiscal 2011 for transactions entered into or materially modified after May 31, 2010. The adoption of ASU 2009-14 did not have an impact on the Company’s condensed consolidated financial statements.

3.    Business Combinations

Comartis Group Ltd. (Comartis) and Pedagogue Solutions, Inc. (Pedagogue)

On May 16, 2011, the Company completed the acquisition of Comartis Group Ltd., a Swiss corporation (Comartis), a provider of testing and assessment and talent development software, and on May 24, 2011, the Company completed the acquisition of Pedagogue Solutions, Inc. (Pedagogue), a New Jersey corporation, a provider of testing and assessment software for the pharmaceutical and life sciences industries. The Comartis and Pedagogue acquisitions support the Company’s long-term strategic direction to strengthen its competitive position in the Human Capital Management market, provide solutions to its customers with enterprise-wide compliance and regulatory requirements, expand its customer base in North America and Europe, and accelerate innovation of mission-critical solutions for its customers.

The total purchase price and the fair value of contingent consideration was allocated to the assets acquired and liabilities assumed based upon their fair value at the date of acquisition. The total purchase price for both acquisitions totals $11.0 million, which includes $7.1 million in cash paid at closing of the transactions, $1.5 million of the aggregate purchase price was subject to a liability holdback, as security from the selling stockholders’ obligations under each purchase agreement and related transactional agreements and $2.5 million for the fair value of contingent consideration, or earn-out payments, that are based on future performance over the 12 months following the respective closing dates. Subject to the terms of the agreement, the Company is obligated to pay any remaining balance of the holdback after the 18 month anniversary of the closing date of the respective acquisitions. The total purchase price, including the fair value of the contingent consideration was allocated to the net tangible and intangible assets based upon their fair values as of the respective acquisition dates as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The Company is in the process of finalizing the assets and liabilities for both acquisitions which is expected in the first quarter of fiscal 2012.

	Purchase Price Allocation	Estimated Useful Lives
	(in thousands)
Accounts receivable	$789
Prepaid expenses	116
Property and equipment	197
Customer relationships	5,000	10 years
Tradenames	500	5 years
Acquired development technology	1,500	5 years
Goodwill	5,374
Other long-term assets	89
Accounts payable	(219)
Accrued expenses	(400)
Deferred revenue	(956)
Other long-term liabilities	(1,000)

Total purchase price	$10,990

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer relationships represent the fair values of the underlying relationships and agreements with Comartis’ and Pedagogue’s customers. Acquired developed technology represents the fair values of each acquired company’s testing and assessment technology. Tradenames represents the fair values of brand and name recognition associated with the marketing of Comartis’ and Pedagogue’s services.

The fair value of intangible assets was based on the income approach and the fair value of the acquisition-related liability-classified contingent consideration was estimated using the probability weighted expected pay-out model. Acquisition-related transaction costs of approximately $0.5 million consist of the Company’s legal and due diligence fees and other external costs directly related to the Comartis and Pedagogue acquisitions. All acquisition related transaction costs were expensed as incurred.

Pro forma results of operations have not been presented because the effect of the acquisitions individually or in the aggregate were not significant.

4.    Property and Equipment

Property and equipment consists of the following:

	May 31,		Estimated Useful Lives
	2011	2010
	(in thousands)
Computer equipment	$18,796	$17,181	1 to 3 Years
Office furniture and fixtures	2,034	1,925	5 Years
Leasehold improvements	2,094	1,662	1 to 5 Years

	22,924	20,768
Less accumulated depreciation and amortization	(19,778)	(17,590)

	$3,146	$3,178

Depreciation expense for the fiscal years ended May 31, 2011, 2010 and 2009 was $2.1 million, $2.4 million and $2.4 million, respectively.

5.    Purchased Intangible Assets and Goodwill

The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	May 31, 2011			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$19,920	$(13,182)	$6,738	7.2 Years
Tradenames	1,320	(824)	496	5.0 Years
Acquired developed technology	7,390	(5,902)	1,488	5.0 Years

Total	$28,630	$(19,908)	$8,722

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2010			Weighted Average Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Customer relationships	$14,920	$(10,788)	$4,132	6.3 Years
Tradenames	820	(710)	110	5.0 Years
Acquired developed technology	5,890	(5,105)	785	5.0 Years

Total	$21,630	$(16,603)	$5,027

Amortization expense related to purchased intangible assets was $3.3 million, $3.7 million and $3.7 million in fiscal years 2011, 2010 and 2009, respectively. The total expected future amortization related to purchased intangible assets will be approximately $2.7 million for the year ended May 31, 2012 and $0.9 million for each of the years ended May 31, 2013, 2014, 2015 and 2016.

During the fourth quarter of fiscal 2011, the Company performed the required annual impairment analysis and determined that there was no indication of impairment of goodwill. Any future reduction of the enterprise fair value below the amount of stockholders’ equity could require the Company to write down the value of goodwill to its fair value and record an expense for the impairment loss.

The changes in the carrying amount of goodwill as of May 31, 2011, 2010 and 2009 are as follows and described in Note 3:

Net Carrying Amount
(in thousands)
Goodwill, as of May 31, 2009 and 2010	$36,095
Additions to goodwill related to acquisitions (see Note 3)	5,374

Goodwill, as of May 31, 2011	$41,469

6.    Debt and Lease Obligations

Credit Agreement

On November 22, 2010, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The agreement provided for a one year $10 million line of credit. The agreement also included a sublimit of up to $4.0 million for letters of credit.

The agreement included certain covenants with which the Company must comply during the term of the agreement, including that the Company’s minimum cash and cash equivalents balance shall be at all times equal to not less than $15 million (including minimum U.S. cash and cash equivalents balance shall not be less than $10 million), and that at the end of each fiscal quarter net losses after taxes during the four consecutive fiscal quarter period then ended shall be equal to not more than $4 million. The Company was not in compliance with the covenants as of May 31, 2011. As a result, the Company would not have been able to borrow on the credit agreement as of May 31, 2011.

The line of credit was secured by all of the Company’s personal property other than its intellectual property. The agreement included certain negative covenants restricting or limiting the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make investments and acquisitions, merge or consolidate with any other entity, and convey, sell, lease, transfer or otherwise dispose of assets. Such restrictions and limitations are subject to usual and customary exceptions contained in credit agreements of this nature.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement also contained usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the line of credit prior to the stated maturity date, the Company’s ability to continue to borrow under the credit agreement may terminate, and the Bank may be able to foreclose on any or all collateral provided by the Company or the Company’s subsidiaries.

No amounts were borrowed under the credit agreement as of May 31, 2011.

Amended Credit Agreement

On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo (the “ Amended Agreement”), which supersedes the Company’s prior line of credit, increases the available revolving credit limit to $40 million and extends the term of the line of credit to June 27, 2016. To date, no amounts have been borrowed under the line of credit.

The line of credit is secured by all of the Company’s personal property other than its intellectual property. The line of credit also is guaranteed by, and secured by the assets of, the Company’s material domestic subsidiaries. The Amended Agreement includes certain covenants with which the Company must comply during the term of the Amended Agreement, including a minimum EBITDA covenant that applies only if liquidity (defined as cash plus available unused borrowings under the credit line) drops below $15 million. The Amended Agreement also includes certain customary negative covenants.

The Amended Agreement contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the line of credit prior to the stated maturity date, the Company’s ability to continue to borrow under the Amended Agreement may terminate, and the Bank may be able to foreclose on any or all collateral provided by the Company or the Company’s subsidiaries.

Leases

Saba leases its office facilities under various non-cancelable operating leases that expire at various dates through 2019. Rent expense was $4.0 million, $4.3 million and $4.4 million in fiscal years 2011, 2010 and 2009, respectively. Rent expense of Saba’s facility leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as accrued rent in the consolidated balance sheets.

On September 7, 2010, the Company entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amended the Lease Agreement dated as of March 16, 1999, as amended, between the Company and the Landlord relating to the lease of the office space comprising the Company’s corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The Third Amendment to Lease also amended the Lease Agreement so that the base monthly rent payable from June 1, 2013 through May 31, 2014 under the Lease Agreement is $162,086 and the monthly rent payable from June 1, 2014 through May 31, 2019 under the Lease Agreement will begin at $96,768 on June 1, 2014 and thereafter increase annually by approximately $3,000. The amended lease modification resulted in a reduction of straight-line rent expense, beginning in the second quarter of fiscal 2011, which is reflected on the Company’s condensed consolidated statement of operations.

During the quarter ended February 28, 2009, the Company entered into a non-cancelable three year contract for software services of which $0.2 million remained as of May 31, 2011.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s future minimum lease payments and contract obligations as of May 31, 2011.

	Payments due by fiscal year
	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$193	$193	$—	$—	$—	$—	$—
Operating lease obligations	15,805	3,922	3,583	2,096	1,199	1,196	3,809

Total	$15,998	$4,115	$3,583	$2,096	$1,199	$1,196	$3,809

7.    Fair Value Measurements

The Company estimates the fair value of acquisition-related liability-classified contingent consideration using the probability weighted expected pay-out model. The key assumptions in applying the approach is the probability of certain customer renewal weight targets and revenue booking targets. The contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities.

The following table presents the liabilities carried at fair value as of May 31, 2011:

		Fair Value Measurements Using
Description	As of May 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
		(in thousands)
Liabilities:
Acquisition contingent consideration	$2,574	$—	$—	$2,574

Total liabilities	$2,574	$—	$—	$2,574

8.    Stockholders’ Equity

Share-based Compensation

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the awards; the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the expected term of the share-based awards based on its historical option activities including option exercises and holding patterns in accordance with ASC 718-10. The Company estimates the volatility of its common shares based upon its historical stock price volatility over the length of the expected term of the options. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those awards that are expected to vest. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The following assumptions have been used to value the awards granted under the Company’s stock option plans and stock purchased under the Employee Stock Purchase Plan:

	Years ended May 31,
	2011	2010	2009
Stock Options:
Expected volatility	55%	57%	59%
Risk-free interest rates	1.92%	2.76%	1.60%
Expected term (years)	5.3	5.7	4.1
Expected dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	43%	74%	77%
Risk-free interest rates	0.4%	0.4%	0.5%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected dividend yield	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and Employee Stock Purchase Plan shares that was recorded in the Company’s results of operations in accordance with ASC 718-10:

	Years ended May 31,
	2011	2010	2009
	(in thousands)
Cost of revenues	$403	$322	$384
Research and development	437	393	426
Sales and marketing	883	478	729
General and administrative	1,231	715	802

Share-based compensation expense included in net income (loss)	$2,954	$1,908	$2,341

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Years ended May 31,
	2011	2010	2009
	(in thousands)
Stock options	$2,134	$1,627	$2,173
Restricted stock units	722	220	29
Employee stock purchase plan	98	61	139

Total share-based compensation	$2,954	$1,908	$2,341

Prior to the fiscal third quarter ended February 28, 2009, the Board of Directors of the Company granted only stock options. The Board of Directors commenced granting restricted stock units (“RSUs”) in addition to stock options during the fiscal third quarter ended February 28, 2009.

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan (the “2009 Stock Plan”). The RSUs vest in four annual installments commencing on the one year anniversary of the date of the award. Stock-based compensation

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses for RSUs that were recorded in the Company’s results of operations in accordance with ASC 718-10 for the fiscal year ended May 31, 2011 and 2010 were $0.7 million and $0.2 million, respectively. During the year ended May 31, 2011 and 2010, 139,844 shares and 81,800 shares of the RSUs vested, respectively. In order to satisfy tax withholding obligations that arose on the vesting of restricted stock units, 52,016 and 30,483 shares of common stock pursuant to the Company’s 2000 Stock Plan and 2009 Stock Plan were repurchased in 2011 and 2010 for an aggregate price of approximately $0.4 million and $0.1 million, respectively.

In order to provide an incentive to its employees, the Board of the Company approved a modification of the contractual term of certain vested and unvested options outstanding as of March 10, 2009 to extend their contractual term from six years to ten years. As a result of this modification, incremental share-based compensation expense for vested awards totaling $0.4 million was recorded on March 10, 2009. In addition, incremental share-based compensation expense for unvested awards totaling $0.2 million will be recognized over the remaining vesting periods of the unvested awards that were modified. The incremental share-based compensation expense for vested and unvested awards was determined using the BSM valuation model as the excess of the fair values of the modified replacement awards over the fair value of the existing unmodified awards determined as of March 10, 2009.

As of May 31, 2011, the Company had a total of $3.0 million of unrecognized compensation expense before income tax benefits related to non-vested stock-based compensation arrangements granted under all of its equity compensation plans. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and other factors. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Shares of Common Stock Reserved for Future Issuance

As of May 31, 2011, Saba had reserved the following shares of common stock for issuance:

Stock options outstanding	5,691,077
Restricted Stock Units outstanding	854,974
Awards available for future grant (1)	3,245,618
Employees stock purchase plan	633,070

Total	10,424,739

(1)	For purposes of determining the awards available for future grant, each RSU granted reduces the number of awards available for grant under the 2009 Stock Plan by 1.26 shares and each RSU forfeited increases awards available for grant under the 2009 Stock Plan by 1.26.

Employee Stock Purchase Plan

Under the Company’s 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at 85% of the lesser of the fair market value of Saba’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. Beginning June 1, 2001, shares reserved for issuance under the ESPP increase annually in increments equal to the lesser of (i) 500,000 shares, (ii) two percent of the outstanding shares at June 1 of each year, or (iii) a lesser number of shares determined by the Board of Directors. An amendment and restatement of the ESPP (the “Amended and Restated ESPP”) was approved by the Company’s stockholders in November 2009. The Amended and Restated ESPP provides eligible employees of the Company and its participating subsidiaries with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The Amended and Restated ESPP

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended and restated the ESPP to (i) extend the term of the ESPP through November 18, 2019, (ii) eliminate the automatic annual share increase provision of the ESPP, (iii) increase the number of shares of common stock reserved for issuance under the ESPP by 261,693 shares, to an aggregate of 1,000,000 shares available for issuance by the Company under the ESPP as of November 18, 2009 and (iv) effect various technical revisions and improvements. Shares issued under the Amended ESPP were 73,749 during fiscal year 2011 and 64,013 during fiscal year 2010. As of May 31, 2011, 633,070 shares were available for issuance under the ESPP.

Stock Option Plans

Under the 1997 Stock Option Plan, as amended, (the “1997 Plan”), options to purchase up to shares of common stock could be granted to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options (110% in certain circumstances) and not less than 85% of fair market value for non-statutory stock options. Options generally expire ten years from the date of grant and generally vest over four years. The total number of shares reserved for issuance under the 1997 Plan was 2,703,807. As of May 31, 2010, shares are no longer available for issuance under the 1997 Plan.

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

The 2009 Stock Plan was adopted by the Company’s Board in September 2009, subject to the approval of the Company’s stockholders. At the annual meeting of stockholders of the Company held on November 18, 2009, the Company’s stockholders approved the 2009 Stock Plan.

The 2009 Stock Plan allows the Company to make broad-based grants of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, non-employee directors and consultants as key elements of compensation. On March 18, 2011, following Board approval, the Company’s stockholders approved an increase of 3,000,000 shares to the number of shares reserved for issuance under the 2009 Stock Plan, making the total shares reserved for issuance under the 2009 Stock Plan 5,900,000 shares. As of May 31, 2011, there were 3,245,618 shares available for grant.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of activity under the 1997 Plan, 2000 Plan and 2009 Plan are as follows:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Grante Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, May 31, 2008	4,837,009	$5.02
Granted	1,286,150	1.63	$0.76
Exercised	—	—
Canceled	(1,191,555)	5.41

Balance, May 31, 2009	4,931,604	4.04
Granted	1,317,175	4.29	2.31
Exercised	(221,573)	3.44
Canceled	(430,079)	4.34

Balance, May 31, 2010	5,597,127	4.10
Granted	1,335,550	5.72	2.87
Exercised	(772,925)	4.04
Canceled	(468,675)	4.58

Balance, May 31, 2011	5,691,077	4.45

Exercisable at May 31, 2011	3,301,392	4.42		5.16	$18,073,159
Expected to vest at May 31, 2011	2,389,685	4.50		8.22	12,890,935

The total fair value of options vested during the year was $2.0 million, $1.7 million and $2.0 million for the years ended May 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the year was $2.5 million and $0.3 million for the years ended May 31, 2011 and 2010, respectively.

Additional information regarding options outstanding as of May 31, 2011 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
				Number	Weighted-Average Exercise Price
$0.00 - $1.20	260,000	3.5	$1.02	128,750	$1.02
1.21 - 2.94	849,068	4.8	1.77	519,032	1.92
2.95 - 3.69	354,368	4.6	3.52	292,603	3.56
3.70 - 3.89	127,250	2.8	3.78	127,250	3.78
3.90 - 4.19	402,695	6.5	4.12	266,150	4.13
4.20 - 5.00	1,640,457	7.6	4.62	753,107	4.61
5.01 - 5.20	237,257	5.8	5.14	224,935	5.14
5.21 - 6.39	1,249,457	7.8	6.00	549,140	6.15
6.40 - 6.60	440,425	5.0	6.40	440,425	6.40
6.61 - 10.00	130,100	9.8	8.05	—	—

	5,691,077	6.4	4.45	3,301,392	4.42

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three years ended May 31, 2011, is as follows:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, May 31, 2008	—	—
Granted	360,200	$1.30
Vested	—	—
Canceled	(2,000)	1.30

Balance, May 31, 2009	358,200	1.30
Granted	289,388	4.11
Vested	(81,800)	1.30
Canceled	(53,125)	1.64

Balance, May 31, 2010	512,663	2.85
Granted	558,500	5.31
Vested	(139,844)	2.70
Canceled	(76,345)	3.06

Balance, May 31, 2011	854,974	4.47	$8,455,693

The total fair value of RSUs vested during the year was $0.4 million and $0.1 million for the years ended May 31, 2011 and 2010, respectively.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The provision for income taxes is comprised of the following:

	Years ended May 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$26	$333	$37
Foreign	624	187	522
State	117	211	56

Total current	767	731	615
Deferred:
Foreign	(14)	(91)	(142)
Federal	—	—	1,383

Total deferred	(14)	(91)	1,241

Total provision	$753	$640	$1,856

The components of (loss) income before provision for income taxes for the years ended May 31, 2011, 2010 and 2009 are as follows:

	Years ended May 31,
	2011	2010 (As Adjusted) (1)	2009 (As Adjusted) (1)
	(in thousands)
United States	$(8,689)	$1,747	$(2,398)
Foreign	2,179	1,658	1,743

Total loss before provision for income taxes	$(6,510)	$3,405	$(655)

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

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

	May 31,
	2011	2010 (As Adjusted) (1)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,979	$73,899
Deferred revenue	2,741	1,241
Accruals	2,378	3,714
Property, equipment and purchased intangible assets	461	428
Foreign deferred tax asset	377	301
Tax credit carryforwards	4,728	5,187
Stock compensation	945	674
Valuation allowance	(83,125)	(82,998)

Total deferred tax assets	1,484	2,446
Purchased intangible assets	(1,532)	(1,972)
Capitalized commissions	(493)	(206)
Other	79	33

Net deferred tax (liabilities) assets	$(462)	$301

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

A reconciliation of income tax expense at the statutory federal income tax rate to net income tax expense included in the accompanying consolidated statement of operations is as follows:

	Years ended May 31,
	2011	2010 (As Adjusted) (1)	2009 (As Adjusted) (1)
	(in thousands)
Income tax (benefit) expense at the federal statutory rate	$(2,278)	$1,191	$(230)
State taxes, net of federal benefit	(286)	150	36
Change in valuation allowance	3,063	(691)	863
Use of acquired net operating losses	—	—	453
Non-deductible expenses and other	180	70	239
Non-deductible stock compensation	396	433	907
Foreign tax at lower rates	(284)	(264)	(352)
Prior year true up and other	208	120	70
R&D credits	(242)	(101)	(195)
Tax reserve	(4)	(268)	65

Total	$753	$640	$1,856

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. (See Note 2 on the Notes to Consolidated Financial Statements.)

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s India subsidiary operated under a 10 year tax holiday until its expiration in 2011. The net impact of the tax holiday expiration is immaterial.

As of May 31, 2011, the Company had net operating loss carryforwards of approximately $198.4 million for federal tax purposes and approximately $63.1 million for state tax purposes. Saba also has research credit carryforwards for federal tax purposes of approximately $3.7 million and approximately $1.5 million for state tax purposes. If not utilized, the federal net operating loss and research credit carryforwards will expire in various amounts from fiscal 2012 through fiscal 2031. The state net operating loss carryforwards will expire in fiscal 2012 through 2031 and the California state research credit will carry forward indefinitely. Utilization of net operating loss and tax credit carryforwards may be subject to substantial annual limitations in the future due to any ownership changes as provided by the Internal Revenue Code and similar state provisions. The annual limitations based on such potential ownership changes could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

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

The aggregate changes in the balance of the gross unrecognized tax benefits were as follows (in thousands):

	Years ended May 31,
	2011	2010	2009
	(in thousands)
Beginning balance, gross uncertain tax positions	$9,980	$10,618	$7,289
Gross increases (decreases) related to prior years’ tax position	—	(947)	2,715
Gross increases related to current year tax positions	943	462	696
Lapses of applicable statutes of limitations	(123)	(153)	(82)
Settlements	(13)	—	—
Gross increases related to business combinations	81	—	—

Ending balance, gross uncertain tax positions	$10,868	$9,980	$10,618

As of May 31, 2011, $1.1 million of unrecognized benefits would affect the Company’s effective tax rate if realized. The Company recognized interest and penalties related to uncertain tax positions in the provision of income tax line of the consolidated statements of operations during fiscal 2011. The gross amount of interest and penalties accrued as of May 31, 2011 was $0.4 million. Interest released on current year reserve releases was ($0.1) million. Domestically, there are currently no examinations for U. S federal and state taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years before 2007. In addition, the Company has certain U.S. federal and state tax attribute carryforwards from years before fiscal year 2007 that remain subject to examination until utilized. Internationally, tax authorities from a number of non-U.S. jurisdictions are examining returns affecting unrecognized tax benefits. The Company believes that, as of May 31, 2011, the gross unrecognized tax benefits will not materially change in the next twelve months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to any tax audits and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Retirement Plan

The Company has established the Saba Software 401(k) Plan (the “401(k) Plan”) under section 401(k) of the Internal Revenue Code, covering substantially all of its U.S. employees. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings subject to an annual contribution limit. Saba may also make matching contributions equal to a discretionary percentage of the employees’ deferral. To date, no matching contributions have been made.

11.    Segment Information

The Company operates in a single operating segment.

Geographic Information

The following tables represent revenue and long-lived assets information by geographic area as of and for the fiscal years ended May 31, 2011, 2010 and 2009. Long-lived assets consist of property and equipment, goodwill and purchased intangible assets:

	Years ended May 31,			May 31,
	Total Revenue			Long-Lived Assets
	2011	2010	2009	2011	2010
	(in thousands)			(in thousands)
United States	$74,401	$74,282	$72,602	$45,114	$43,729
United Kingdom	17,032	16,189	14,090	230	295
Rest of the World	25,224	19,099	16,129	7,993	276

Total	$116,657	$109,570	$102,821	$53,337	$44,300

Major Customers

For fiscal years 2011, 2010 and 2009, no single customer accounted for greater than 10% of revenues.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector have been remanded to the district court to determine standing to appeal.

The Company intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation and because the settlement remains subject to appeal,, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra officers and directors at this time. Appeals of the opinion granting final approval were filed, and the appeals filed by one objector were remanded to the district court to determine standing to appeal.

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

Litigation Relating to Claim of Patent Infringement by Centra

On August 19, 2003, a complaint was filed against Centra and two other defendants by EdiSync Systems, LLC, in the United States District Court for the District of Colorado (No. 03-D-1587 (OES)) (the “Colorado District Court”). The complaint alleges infringement of two patents for a remote multiple user editing system and method and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Centra filed an answer to the complaint denying all of the allegations. No amount has been accrued related to this matter and legal costs incurred in the defense of the matter are being expensed as incurred. Centra filed a request for reexamination of the patents at issue with the U.S. Patent and Trademark Office (the “Patent Office”). The Company’s patent counsel is of the opinion that claims of the patents involved in the suit are invalid. The re-examination request was accepted by the Patent Office and the Colorado District Court approved the parties’ motion to stay the court proceedings during the re-examination proceedings. A reexamination certificate has been issued for one of the patents that canceled all of the patent’s claims, thereby rendering that patent of no further force or effect. The Patent Office issued a reexamination certificate for the other patent canceling all of the patent’s original claims and allowing certain newly-added claims. The Company believes that it is free from liability for actions prior to April 18, 2009, as the Company believes the newly-added claims would be enforceable only prospectively as of the issue date of the reexamination certificate. Centra has since filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On July 15, 2011, EdiSync made a filing with the Patent Office requesting the entry of various amendments to the pending claims and indicating that the Patent Office had agreed that such claims would be found patentable in view of those amendments. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation Relating to Claim of Patent Infringement by Saba

On November 19, 2007, a complaint was filed against the Company and ten other defendants by Gemini IP, LLC (“Gemini”), in the United States District Court for the Eastern District of Texas (No. 07-CV-521) (the “Texas District Court”). The complaint alleges infringement of a patent directed to a method for processing client help requests using a computer network and seeks permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. The Company filed an answer to the complaint denying all of the allegations. At the Company’s request, the Patent Office instituted reexamination proceedings against the asserted patent and the Texas District Court stayed the action pending the outcome of those proceedings. On September 14, 2010, the Patent Office issued a Reexamination Certificate cancelling all of the patent’s original claims that were asserted against the Company in the litigation. The Reexamination Certificate also includes several new claims that were added during the reexamination proceeding. The Company settled the litigation for an immaterial amount, and the case was dismissed with prejudice on May 31, 2011.

13.    Guarantees

The Company enters into license agreements that generally provide indemnification against intellectual property claims for its customers. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.

The Company’s license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation generally for a period of 90 days after delivery. To date, the Company has not incurred or accrued any material costs associated with these warranties.

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

14.    Restructuring

During fiscal year 2009, management approved and initiated a plan to decrease costs during the third and fourth quarters by eliminating approximately 5% of the workforce across all functions (the “2009 Plan”). The restructuring eliminated 23 positions during the third quarter, 19 positions in the fourth quarter and charges for the workforce reduction consisted primarily of severance and fringe benefits. The restructuring charges are classified as Restructuring on the statement of operations and totaled approximately $0.5 million during the six months ended May 31, 2009 of which approximately $0.4 million had been paid as of May 31, 2009. The total accrued restructuring balance of $0.1 million was adjusted and paid off by the end of the second quarter of fiscal year ended May 31, 2010.

15.    Related Party Transactions

During fiscal years 2011, 2010 and 2009, Saba licensed its software and sold related support and services to Varian Medical Systems, Inc. (“Varian”) and Masimo Corporation (“Masimo”). The Executive Vice President of Varian and the Chairman and Chief Executive Officer of Masimo serve as directors on Saba’s Board of Directors.

SABA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal years 2011, 2010 and 2009, the components of related party transactions and movements were as follows:

	Years ended May 31,			May 31,
	Sales to Related Party			Accounts Receivable
	2011	2010	2009	2011	2010
	(in thousands)			(in thousands)
Varian Medical Systems, Inc.	$240	$252	$291	$39	$52
Masimo Corporation	—	12	11	—	—

Total	$240	$264	$302	$39	$52

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

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2011 at the reasonable assurance level described above.

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

There were no changes in our internal control over financial reporting during our fiscal fourth quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Saba’s management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment by our management, we determined that Saba’s internal control over financial reporting was effective as of May 31, 2011. The effectiveness of our internal control over financial reporting as of May 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 5, 2011

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2011

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2011.

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

ITEM 11:    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2011.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of May 31, 2011, including the 1997 Stock Incentive Plan, the 2000 Stock Incentive Plan, the 2009 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
Option Plans	5,691,077	$4.45	3,245,618
Restricted Stock Units	854,974	—	—
Employee Stock Purchase Plan	—	—	633,070

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2011.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2011.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the SEC within 120 days of the end of our fiscal year ended May 31, 2011.

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

See Exhibits Index on page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board

Dated: August 5, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BOBBY YAZDANI Bobby Yazdani	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 5, 2011

/s/ WILLIAM SLATER William Slater	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2011

/s/ MICHAEL ABBOTT Michael Abbott	Director	August 5, 2011

/s/ MIKE FAWKES Mike Fawkes	Director	August 5, 2011

Joe E. Kiani	Director	August 5, 2011

/s/ WILLIAM M. KLEIN William M. Klein	Director	August 5, 2011

/s/ WILLIAM N. MACGOWAN William M. MacGowan	Director	August 5, 2011

/s/ WILLIAM V. RUSSELL William V. Russell	Director	August 5, 2011

/s/ DOW R. WILSON Dow R. Wilson	Director	August 5, 2011

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(9)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of State of Delaware on June 2, 2009.

3.5(13)	Amended and Restated Bylaws of the Company effective as of November 17, 2010.

4.1(9)	Rights Agreement by and between the Company and Mellon Investor Services LLC dated June 2, 2009.

4.2	Reference is made to Exhibits 3.1 through 3.5.

10.1(4)	Form of Indemnification Agreement between the Company and each of its officers and directors.

*10.2(4)	1997 Stock Incentive Plan.

*10.3(4)	Form of 2000 Stock Incentive Plan.

*10.4(4)	Form of 2000 Employee Stock Purchase Plan.

*10.5 (14)	Amended and Restated 2009 Stock Incentive Plan.

*10.6 (14)	Amended and Restated 2000 Employee Stock Purchase Plan

*10.7(5)	Form of Notice of Option Grant for Certain Executive Officers.

*10.8 (12)	Form of Restricted Stock Unit Agreement Under 2000 Stock Incentive Plan.

*10.9(15)	Form of Stock Option Agreement Under 2009 Stock Incentive Plan.

*10.10(15)	Form of Restricted Stock Unit Agreement Under 2009 Stock Incentive Plan.

10.12(20)	Third Amendment to Lease effective as of August 31, 2010, by and between Westport Office Park, LLC and the Company

10.13(11)	Amended and Restated Loan and Security Agreement dated as of July 29, 2009, by and between the Company and Silicon Valley Bank.

*10.14(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Bobby Yazdani

*10.15(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and Peter E. Williams III.

*10.16(6)	Executive Officers’ Incentive Plan (Second Half Fiscal Year 2009).

*10.17(10)	Executive Officers’ Incentive Plan (Fiscal Year 2010).

*10.18(7)	Employment Agreement, effective December 8, 2008, by and between the Company and William Slater.

*10.19(8)	Amended and Restated Employment Agreement, effective April 8, 2009, by and between the Company and William Slater.

*10.20	Amendment to Employment Agreement, effective June 22, 2011, by and between the Company and William Slater.

*10.21(16)	Employment Agreement, effective April 1, 2009, by and between the Company and Jeffrey T. Carr.

*10.22	Offer Letter, effective June 1, 2011, from the Company to Shawn Farshchi.

Exhibit Number	Document

10.23(19)	Credit Agreement, effective November 22, 2010, by and among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association

10.24(17)	Amended and Restated Credit Agreement, effective as of June 27, 2011, by and among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1(21)	Power of Attorney.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.

(4)	Incorporated by reference to the same number exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-95761).

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 30, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 9, 2009.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed January 9, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2009.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 2, 2009.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 21, 2009.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 31, 2009.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 12, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 18, 2011.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2009.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 9, 2010.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed August 12, 2010.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 1, 2011.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 21, 2011.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 23, 2010.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed October 7, 2010.

(21)	Included on the signature page to this Annual Report on Form 10-K.

*	Management contracts or compensatory plans or arrangements.