Form 10-Q
period 2011-08-31
SABA SOFTWARE INC
filed 2011-10-06
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

On September 30, 2011, 29,397,919 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	August 31, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,814	$25,940
Accounts receivable, net of allowances for doubtful accounts of $150 as of August 31, 2011 and May 31, 2011	25,125	27,676
Prepaid expenses and other current assets	3,345	3,411

Total current assets	49,284	57,027
Property and equipment, net	4,069	3,146
Goodwill	41,424	41,469
Purchased intangible assets, net	7,904	8,722
Restricted cash	437	437
Other assets	3,473	2,774

Total assets	$106,591	$113,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,299	$5,886
Accrued compensation and related expenses	8,528	8,008
Accrued expenses	5,892	5,330
Deferred revenue	40,083	42,513
Current portion of lease obligations	924	1,219

Total current liabilities	60,726	62,956
Deferred revenue, less current portion	3,763	3,270
Other long-term liabilities	3,746	3,926

Total liabilities	68,235	70,152
Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at August 31, 2011 and May 31, 2011; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 29,371,909 shares issued at August 31, 2011 and 29,186,633 shares issued at May 31, 2011	29	29
Additional paid-in capital	262,973	261,900
Treasury stock: 920,288 shares at August 31, 2011 and 880,288 shares at May 31, 2011	(5,986)	(5,701)
Accumulated deficit	(218,872)	(213,075)
Accumulated other comprehensive income	212	270

Total stockholders’ equity	38,356	43,423

Total liabilities and stockholders’ equity	$106,591	$113,575

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended August 31,
	2011	2010
Revenues:
Subscription	$18,547	$14,895
Professional services	9,329	7,849
License	2,765	4,450

Total revenues	30,641	27,194

Cost of revenues:
Subscription	4,339	3,920
Professional services	6,664	5,721
License	178	247
Amortization of acquired developed technology	75	295

Total cost of revenues	11,256	10,183

Gross profit	19,385	17,011
Operating expenses:
Research and development	6,052	4,423
Sales and marketing	13,096	9,846
General and administrative	4,938	3,412
Amortization of purchased intangible assets	743	634

Total operating expenses	24,829	18,315

Loss from operations	(5,444)	(1,304)
Interest and other expense, net	(159)	(225)
Interest expense	(72)	(1)

Loss before provision for income taxes	(5,675)	(1,530)
Provision for income taxes	(121)	(165)

Net loss	$(5,796)	$(1,695)

Basic and diluted net loss per share	$(0.20)	$(0.06)

Shares used in computing basic and diluted net loss per share	28,387	28,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended August 31,
	2011	2010(1)
Operating activities:
Net loss	$(5,796)	$(1,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	511	558
Amortization of purchased intangible assets	818	929
Share-based compensation	1,034	814
Changes in operating assets and liabilities:
Accounts receivable	2,516	6,886
Prepaid expenses and other current assets	33	(1,140)
Other assets	(755)	(121)
Accounts payable	(585)	109
Accrued compensation and related expenses	767	(1,442)
Accrued expenses	472	217
Deferred revenue	(1,882)	(3,337)
Accrued rent	(490)	(279)

Net cash provided by (used in) operating activities	(3,357)	1,499
Investing activities:
Purchases of property and equipment	(1,446)	(288)

Net cash used in investing activities	(1,446)	(288)
Financing activities:
Proceeds from issuance of common stock under stock plans	412	392
Repurchase of common stock	(286)	(747)
Repurchase of stock to satisfy employee tax withholding obligations	(372)	—

Net cash used in financing activities	(246)	(355)
Effect of exchange rate changes on cash and cash equivalents	(77)	334
Increase (decrease) in cash and equivalents	(5,126)	1,190
Cash and cash equivalents, beginning of period	25,940	32,002

Cash and cash equivalents, end of period	$20,814	$33,192

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$40	$819

Cash paid for interest	$—	$3

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the Company’s Annual Form 10-K for the year ended May 31, 2011.

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

The accompanying condensed consolidated balance sheet as of August 31, 2011, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended August 31, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of August 31, 2011, and the Company’s results of operations and cash flows for the three months ended August 31, 2011 and 2010. The condensed consolidated balance sheet as of August 31, 2011 is derived from the May 31, 2011 audited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011. The results of operations for the three months ended August 31, 2011, are not necessarily indicative of results for the entire fiscal year ending May 31, 2012 or for any future period.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company generates revenues from the sale of subscription services, professional services and software licenses and recognizes revenues when all of the following conditions are met:

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

Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of software revenue recognition guidance are satisfied. Revenue from product updates, support and hosting services related to licenses are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

When subscription services arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

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

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, the Company recognizes revenue in accordance with software revenue recognition guidance.

Professional Services

Professional services revenues are generally recognized as the services are performed. Although the Company generally provides professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed-contract method of accounting in accordance with software revenue recognition guidance and relevant guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35 Construction-Type and Certain Production–Type . A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of software revenue recognition are not met when the Company bills a customer or a customer pays the Company, the billed or paid amount is recorded as deferred revenue, which is a liability account. As the revenue recognition criteria of software revenue recognition are satisfied, the requisite amounts are recognized as revenue.

The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered into prior to adoption of Accounting Standards Update 2009-13 Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2009-13”), the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Software License Arrangements

Software license arrangements generally include a combination of the Company’s software, license updates and product support and/or professional services. A significant amount of the Company’s software license arrangements are for perpetual licenses.

The Company recognizes revenue earned on perpetual software license arrangements in accordance with software revenue recognition guidance. When software arrangements involve multiple elements, the Company recognizes license revenue, using the residual method. Under the residual method revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amount of the arrangement is allocated to delivered elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, The Company allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products. The Company does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of software revenue recognition are satisfied.

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

The following table presents the liabilities carried at fair value as of August 31, 2011:

		Fair Value Measurements Using
Description	As of August 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Liabilities:
Acquisition contingent consideration	$2,715	$—	$—	$2,715

Total liabilities	$2,715	$—	$—	$2,715

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

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the three month period ended August 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions:

(in thousands)	Contingent Consideration
Balance at May 31, 2011	$2,574
Accretion and foreign exchange loss	141
Payments	—

Balance at August 31, 2011	$2,715

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Business Combinations

The Company allocates the purchase price of acquired companies to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair value of the assets acquired and liabilities assumed. Management makes significant estimates and assumptions, especially with respect to intangible assets, to estimate the fair value of assets acquired and liabilities assumed. The estimates of fair value are based upon assumptions believed to be reasonable by management, but are inherently uncertain and unpredictable and, therefore, actual results may differ from estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired, liabilities assumed and contingent consideration, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The fair value of asset acquired and liabilities assumed are estimated using various valuation approaches, which include unobservable inputs that reflect the Company’s assessment of the assumptions market participants would use to value such assets and liabilities. Significant inputs to estimate the fair value of assets acquired and liabilities assumed include, but are not limited to, discount rates, probability of future cash pay-outs related to contingent consideration, and future expected cash flows from customer contracts, customer lists, acquired developed technologies and patents and brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. The fair value of contingent consideration is remeasured at each reporting period with any changes to such fair value recorded to the Company’s condensed consolidated statement of operations. Each reporting period the accretion of interest on contingent consideration is also calculated and recorded as interest expense in the Company’s consolidated statement of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statement of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions have been used to value the options and awards granted during the three months ended August 31, 2011 and 2010, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended August 31,
	2011	2010
Stock Options:
Expected volatility	56%	57%
Risk-free interest rates	1.34%	2.08%
Expected term (years)	4.8	5.7
Expected dividend yield	0%	0%
Employee Stock Purchase Plan:
Expected volatility	38%	51%
Risk-free interest rates	0.29%	0.40%
Expected term (years)	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s condensed consolidated statements of operations for the three months ended August 31, 2011 and 2010, respectively:

	Three months ended August 31,
	2011	2010
(in thousands)
Cost of revenues:
Subscription	$36	$49
Professional services	61	58
Research and development	127	123
Sales and marketing	263	279
General and administrative	547	305

Share-based compensation expense included in net loss	$1,034	$814

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Three months ended August 31,
	2011	2010
(in thousands)
Stock options	$565	$658
Restricted stock units	413	147
Employee stock purchase plan	56	9

Total share-based compensation	$1,034	$814

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan, as amended and restated (the “2009 Stock Plan”). The RSUs generally vest in four annual installments commencing on the one year anniversary of the date of the award. During the quarter ended August 31, 2011, 116,250 shares of the RSUs vested. In order to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units, 41,852 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $372,000.

The weighted average estimated fair value of options granted was $4.44 and $2.60 per share for the three months ended August 31, 2011 and 2010, respectively. The weighted average estimated fair value of RSUs granted was $9.31 and $4.90 per share for the three months ended August 31, 2011 and 2010, respectively.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of ASC 260-10 Earnings per Share. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes the dilutive effects of options. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive, which consist of common stock options, restricted stock unit awards and common stock subject to repurchase. The calculations of basic and diluted net loss per share are as follows:

	Three months ended August 31,
	2011	2010
(in thousands, except per share data)
Net loss	$(5,796)	$(1,695)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,387	28,151

Basic and diluted net loss per share	$(0.20)	$(0.06)

If the Company had generated net income for the three months ended August 31, 2011 and 2010, 2.8 million and 1.2 million common equivalent shares, respectively, would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding for the period.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of all stock options and restricted stock units, if they have exercise prices that are higher than the average market price of the Company’s common stock during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 1.3 million and 3.7 million shares for the three months ended August 31, 2011 and 2010, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

5. Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220-10 Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all the periods presented:

	Three months ended August 31,
	2011	2010
(in thousands)
Net loss	$(5,796)	$(1,695)
Foreign currency translation gain (loss)	(58)	74

Comprehensive loss	$(5,854)	$(1,621)

6. Goodwill and Purchased Intangible Assets

The primary areas of the preliminary purchase price allocation for the acquisitions of Comartis Group Ltd. (“Comartis”) and Pedagogue Solutions (“Pedagogue”) that are not yet finalized relate to the fair value measurements of uncertain tax positions. The Company expects to continue to obtain information to assist it in determining the fair values of the uncertain tax positions at the acquisition dates during the measurement period. Adjustments to the amount recorded for uncertain tax positions during the remainder of the measurement period will be included in the purchase price allocation.

The following table summarizes the adjustments to goodwill during the three months ended August 31, 2011.

	May 31, 2011	Additions	Adjustments	August 31, 2011
	(in thousands)
Goodwill	$41,469	$—	$(45)	$41,424

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives ranging from two to ten years.

There were no additions to intangible assets during the three months ended August 31, 2011. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$19,920	$(13,900)	$6,020	7.2 Years
Tradenames	1,320	(849)	471	5.0 Years
Acquired developed technology	7,390	(5,977)	1,413	5.0 Years

Total	$28,630	$(20,726)	$7,904

	May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$19,920	$(13,182)	$6,738	7.2 Years
Tradenames	1,320	(824)	496	5.0 Years
Acquired developed technology	7,390	(5,902)	1,488	5.0 Years

Total	$28,630	$(19,908)	$8,722

The total expected future amortization related to acquired intangible assets will be approximately $2.7 million for the year ended May 31, 2012 and $0.9 million for each of the years ended May 31, 2013, 2014, 2015 and 2016. All intangible assets as of August 31, 2011 are expected to be fully amortized by May 31, 2021.

7. Debt and Other Obligations

Credit Facility

On June 27, 2011, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo (the “Amended Agreement”), which supersedes the Company’s prior line of credit, increases the available revolving credit limit to $40 million and extends the term of the line of credit to June 27, 2016.

Borrowings under the Amended Agreement bear interest based on the higher of the following calculated rates: (i) a fluctuating rate per annum of the applicable margin plus the base rate in effect (as defined in the Amended Agreement) or (ii) a fixed rate per annum determined by Wells Fargo to be the applicable margin plus the London Interbank Offer Rate (“LIBOR”) in effect at the date of borrowing.

The line of credit is secured by all of the Company’s personal property other than its intellectual property. The line of credit also is guaranteed by, and secured by the assets of, the Company’s material domestic subsidiaries. The Amended Agreement includes certain covenants with which the Company must comply during the term of the Amended Agreement, including a minimum EBITDA covenant that applies only if liquidity (defined as cash plus available unused borrowings under the credit line) drops below $15 million. The Amended Agreement also includes certain customary affirmative and negative covenants.

The Amended Agreement contains usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of default occurs and is continuing, the Company may be required to repay the obligations under the line of credit prior to the stated maturity date, the Company’s ability to borrow under the Amended Agreement may terminate, and the Bank may be able to foreclose on any or all collateral provided by the Company or the Company’s subsidiaries.

No amounts have been borrowed under the Amended Agreement as of August 31, 2011; however, the Company was in compliance with the Amended Agreement’s covenants and could have borrowed against the Amended Agreement as of August 31, 2011.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended August 31, 2010, the Company entered into a non-cancelable three year contract for software services of which $1.2 million remained as of August 31, 2011.

The following table summarizes the Company’s future minimum lease payments and contract obligations as of August 31, 2011.

	Payments due by fiscal year
	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$1,185	$462	$667	$56	$—	$—	$—
Operating lease obligations	14,782	2,899	3,583	2,096	1,199	1,196	3,809

Total	$15,967	$3,361	$4,250	$2,152	$1,199	$1,196	$3,809

8. Guarantees

The Company enters into license agreements that generally provide indemnification for its customers against intellectual property claims. To date, the Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements.

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

9. Income Taxes

Income tax provision for the three months ended August 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively. Income tax provision for both of the three months ended August 31, 2011 and 2010 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits.

As of August 31, 2011 and May 31, 2011, the Company had a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

10. Litigation

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the opinion granting final approval were filed, all of which were disposed of except the appeals filed by one objector were remanded to the district court to determine standing to appeal. On August 25, 2011, the district court issued an order holding that the final objector had no standing to appeal. The objector has appealed that decision.

The Company intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation and because the district court’s August 25, 2011 order remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra officers and directors at this time. Appeals of the opinion granting final approval were filed, all of which were disposed of except the appeals filed by one objector were remanded to the district court to determine standing to appeal. On August 25, 2011, the district court issued an order holding that the final objector had no standing to appeal. The objector has appealed that decision.

The Company, on behalf of Centra, intends to dispute these claims and defend the lawsuit vigorously. However, due to the inherent uncertainties of litigation and because the district court’s August 25, 2011 order remains subject to appeal, the ultimate outcome of the litigation is uncertain. An unfavorable outcome in litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Centra subsequently filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office has granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On August 9, 2011, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, indicating that a second reexamination certificate would issue in view of certain claim amendments and arguments EdiSync made to the Patent Office. On August 19, 2011, the Colorado District Court lifted the second stay. The second reexamination certificate issued on October 4, 2011. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could materially and adversely affect the Company’s business, financial condition and results of operations.

11. Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2013 and any impairment to be recorded upon adoption will be recognized as an adjustment to the Company’s beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides guidance about fair value measurement and disclosure requirements. The new standard does not extend the use of fair value but rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to increase the prominence of other comprehensive income (loss) in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2011-05 beginning with its quarterly filing for the three months ending August 31, 2012. The adoption of this accounting update will have no impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-08 on its condensed consolidated financial statements.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Related Party Transactions

During the three months ended August 31, 2011 and 2010, the Company licensed software and sold related support and services to Varian Medical Systems, Inc. An Executive Vice President of Varian serves as director on the Company’s Board of Directors.

During the three months ended August 31, 2011 and 2010, the components of the related party transaction were as follows:

	Sales to Related Party		Accounts Receivable
	Three months ended August 31,		August 31, 2011	May 31, 2011
(in thousands)	2011	2010
Varian Medical Systems, Inc.	$112	$56	$17	$39

Total	$112	$56	$17	$39

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include statements regarding:

(i) in Part I, Item 1,

•	our belief that we are free from liability for past actions in connection with the litigation relating to the claim of patent infringement by Centra,

•	the merits of our litigation and our intent to dispute litigation claims and defend lawsuits vigorously,

•	the resolution and effect of pending litigation,

•	the effect of, and our adoption of, recent accounting pronouncements,

•	our estimate of future forfeiture rates in our stock-based compensation plans,

•	our anticipation that we will not pay any cash dividends in the foreseeable future, and

•	expected future amortization related to intangible assets.

(ii) in Part I, Item 2,

•	our belief that subscription revenue will grow in future periods,

•	our belief that the increased adoption of software as a service (“SaaS”) by our customers will lead to greater predictability in our quarterly revenue and our results of operations,

•	our anticipation that a substantial majority of our customers will renew their subscription agreements,

•	our belief that our customers’ preference for cloud-based subscription services over perpetual licenses will continue to grow,

•	our anticipation that we will continue to add new subscription customers,

•	the likelihood that our results of operations will vary significantly from quarter to quarter,

•	our anticipation that we will continue to experience long sales cycles,

•

the sufficiency of our available cash resources, combined with cash flows generated from revenues, to meet our presently anticipated working capital, capital expense and business expansion requirements, for at least the next 12 months.

(iii) in Part I, Item3,

•	our exposure to interest rate risk and foreign currency risk, and

•	the effects of future changes in interest rates and foreign currency rates.

(iv) in Part II, Item 1A,

•	the possibility of future losses,

•	our expectation that we will continue to incur non-cash expenses relating to the amortization of purchased intangible assets,

•	our belief that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance,

•	maintaining and strengthening relationships with strategic partners,

•	our anticipation that revenues from the Saba People Cloud Application, as well as related services will constitute substantially all of our revenue for the foreseeable future,

•	risks associated with our transition to the subscription model,

•	the likelihood significant fluctuations in our operating results,

•	our plan to expand sales coverage and marketing support,

•	our plan to continue to expand and ramp our direct sales force,

•	our intention to continue to expand our international presence,

•	the expectation that the intensity of competition and the pace of change will increase in the future, which is likely to result in price reductions, reduced gross margins and loss of market share,,

•	our belief and intention regarding litigation to which we are subject,

•	periodically acquiring complementary businesses or technologies, and

•	regularly releasing new products and new versions of existing products.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are among others:

•	fluctuations in our quarterly results, including fluctuations that may result from any shift in customer preferences toward subscription services rather than software licenses,

•	incorrect estimates or assumptions,

•	unanticipated adverse results for pending litigation,

•	contraction of the economy and world markets,

•	lack of demand for information technologies from our customers,

•	unanticipated need for capital for operations,

•	lack of demand for our products,

•	inability to introduce new products,

•	unanticipated difficulties relating to our products,

•	unanticipated decrease in demand for our products and services,

•	unanticipated changes in domestic and foreign tax regulations,

•	unanticipated adverse changes in the international markets,

•	requirements for increased spending in research and development,

•	lack of demand for our products,

•	negative effects of foreign exchange rates,

•	inability to accurately predict the impact of new accounting pronouncements,

•	unanticipated difficulties integrating and developing products acquired through acquisitions, and

•	the factors detailed under Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q.

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

MOBILIZE THEIR PEOPLE NETWORK —to seize new opportunities through complete talent visibility, mobility and connection. The Saba People Cloud provides organizations with visibility into all of the skills, experience, competencies and connections of the people in their people network, the ability to quickly align them to new business initiatives and inspire them to greatness.

CULTIVATE A DEVELOPMENT CULTURE —inside and outside their organization to arm their people network with the knowledge they need, when they need it to excel at their jobs, advance in their careers and drive higher performance.

ACCELERATE INNOVATION AND CREATIVITY —by tapping into social and mobile capabilities to find and connect people and ideas throughout people networks to drive new ideas and faster time to market.

LEVERAGE A UNIFIED, FLEXIBLE, MULTI-TENANT CLOUD —architecture and infrastructure that reduces costs, shortens time to benefit and provides the flexibility to scale globally and adapt locally to fit any organization’s unique operational and financial needs.

Evolution of Our Market

Most of today’s human capital management systems were built to support historic learning and talent management processes and strategies, top down management, and a culture focused on operational efficiency and automation rather than the collaboration, innovation and creativity of the networked economy. Sequential steps that were consistent and repeatable, such as formal training and rigid performance reviews were the keys to successful execution. Many systems were built to support these processes on highly rigid, linear, transactional frameworks, making them poorly suited for dynamic people-focused strategies and a “networked” work style. Even newer software as a service (“SaaS”) based talent management systems are typically assembled through multiple acquisitions to support individual processes such as recruiting, performance management or learning, and because they are not organically built and unified they cannot provide the type of complete talent visibility and process unification required of today’s human capital management systems.

While business fundamentals have not changed, the environment in which organizations operate has changed dramatically and will continue to change at an accelerating pace. Business success now depends less on talented and knowledgeable individuals than on the power of the collective intelligence and influence of their personal and professional people networks. Much of this change is driven by technology such as the internet, mobile computing and the emergence of social networking technologies for business and commercial use. This continuous and dynamic change will continue to be highly disruptive to organizations that have not built a transformative workplace that is much more networked and agile. Organizations that have built this type of transformative workplace will be able to compete more effectively in the new networked economy, characterized by:

•	Globalization —new opportunities and challenges are arising from developing countries in a world that is more interconnected—where employees, suppliers, customers or partners cross borders.

•	Hyper-Competition —the ubiquity of the internet means every competitor has global reach and can be a fast follower or has the ideas and means to invent new business models.

•

More Demanding Consumers —are now the rule in the networked economy. Consumers can use the internet to learn anything and everything about a company, a product or a service and they can instantly compare products in the store on their smart phone or read public consumer ratings and reviews or get advice instantly from their personal network.

•

Closer Government Oversight —in a highly networked and global environment, disasters and mistakes are no longer limited to local areas. In many cases, environmental issues like oil spills or the latest financial crisis have global implications. This has driven tighter government oversight and regulation in most industries.

•	Shorter Product Lifecycles —the networked economy means that new ideas for products and services are “crowd sourced” every minute of every day and produced and adopted at blinding speed.

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

In fiscal 2011, we experienced an accelerated shift toward increased customer adoption of SaaS transactions from perpetual licenses. In recognition of this trend., we announced a strategy in July 2011 to offer new customers primarily cloud-based subscriptions to our products, which we expect will further increase the shift in customer adoption of SaaS over perpetual licenses. Assuming this strategy is successful, we expect that the increased adoption of SaaS by our customers will lead to greater predictability in our quarterly revenue and our results of operations. However, the shift from software licenses has had an impact on our total revenue and results of operations during the last few quarters in part because we recognize revenues from SaaS over the term of the subscription agreement whereas revenue from a software license sale is generally recognized in the period in which the software arrangement is completed and the software is delivered to the customer.

Our corporate headquarters are located in Redwood Shores, California. We have an international presence in Australia, Brazil, Canada, France, Germany, India, Japan, Morocco, Switzerland and the United Kingdom through which we conduct various operating activities related to our business. In each of the non-U.S. jurisdictions in which we have subsidiaries, other than India, we have employees or consultants engaged in sales and services activities. In the case of our India subsidiary, our employees primarily engage in software development and quality assurance testing activities.

Sources of Revenue

We generate revenues from the sale of subscription services, professional services and software licenses.

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

Professional Services

Our professional services business consists of consulting and education services. Consulting and education services are typically provided to customers that have purchased our products directly from us. These consulting and education services are generally provided over a period of three to nine months after the product purchase. Accordingly, our consulting and education services revenue varies directly with the levels of new product bookings generated from our direct sales organization in the preceding three to nine month period. In addition, our consulting and education services revenue varies following our commercial release of significant software updates as our license and SaaS customers may engage our services to assist with the implementation of their software update. We provide consulting services on a time and materials basis and on a fixed fee basis. Generally, consulting services related to software implementation are not considered essential to the functionality of the software.

Software Licenses

Although we expect that our new customers will primarily purchase our products in the cloud on a software as a service basis, we will continue to license our products on a limited basis primarily to existing customers. When we license our software, it is included in multiple-element arrangement that includes a combination of our software, license updates and product support and/or professional services. A significant amount of our license sales are for perpetual licenses. Our license revenue is affected by, among other things, the strength of general economic and business conditions, as well as customers’ budgetary cycles and the competitive position of our software products. In addition, the sales cycle for our products is typically six to 12 months. The timing of a few large software license transactions can substantially affect our quarterly license revenue.

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

For contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14, we classify deferred professional services revenue and the related deferred costs, when such services were related to subscription offerings, on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of August 31, 2011, the deferred professional services and deferred costs balances were $1.5 million and $1.0 million, respectively. Deferred revenue and deferred costs related to contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14 continue to be recognized and amortized ratably over the subscription period, provided that such contracts were not subsequently materially modified.

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

We capitalize sales commissions related to non-cancellable annual or multi-year SaaS contracts and amortize the sales commission in proportion to the revenue recognized over the non-cancellable term of the contract. All other sales commissions are generally expensed as they are earned per the terms of the sales compensations plans.

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

Revenue recognition

The Company generates revenues from the sale of subscription services, professional services and software licenses and recognizes revenues when all of the following conditions are met:

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

Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract. Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of software revenue recognition guidance are satisfied. Revenue from product updates, support and hosting services related to licenses are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

When subscription services arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (i) vendor-specific objective evidence (“VSOE”) if available; (ii) third-party evidence (“TPE”) if VSOE is not available; and (iii) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

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

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, the Company recognizes revenue in accordance with software revenue recognition guidance.

Professional Services

Professional services revenues are generally recognized as the services are performed. Although the Company generally provides professional services on a time-and-materials basis, certain services agreements are provided on a fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed-contract method of accounting in accordance with software revenue recognition guidance and relevant guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35 Construction-Type and Certain Production–Type . A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

If the requirements of software revenue recognition are not met when the Company bills a customer or a customer pays the Company, the billed or paid amount is recorded as deferred revenue, which is a liability account. As the revenue recognition criteria of software revenue recognition are satisfied, the requisite amounts are recognized as revenue.

The Company classifies deferred revenue and deferred costs on its consolidated balance sheet as current if the Company expects to recognize such revenue or cost within the following twelve months. When the revenue from professional services is recognized ratably over the subscription for transactions entered into prior to adoption of Accounting Standards Updated 2009-13 Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2009-13”), the Company allocates the revenue to professional services revenue and to subscription revenue based on the VSOE of fair value for similar professional services that qualify as a separate element of the arrangement. The Company’s judgment as to whether the consulting services qualify as a separate unit of accounting may materially affect the timing of the Company’s revenue recognition and results of operations.

Software License Arrangements

Software license arrangements generally include a combination of the Company’s software, license updates and product support and/or professional services. A significant amount of the Company’s software license arrangements are for perpetual licenses.

The Company recognizes revenue earned on perpetual software license arrangements in accordance with software revenue recognition guidance. When software arrangements involve multiple elements, the Company recognizes license revenue, using the residual method. Under the residual method revenue is allocated to undelivered elements based on VSOE of fair value of such undelivered elements and the residual amount of the arrangement is allocated to delivered elements. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

License revenues from licenses with a term of three years or more are generally recognized on delivery if the other conditions of ASC 985-605 are satisfied. License revenues from licenses with a term of less than three years are generally recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, The Company allocates the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products. The Company does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of software revenue recognition are satisfied.

Recoverability of goodwill and purchased intangible assets

We account for goodwill under ASC 350-20 Goodwill. Our goodwill balance at August 31, 2011 was $41.4 million. We account for purchased intangible assets under ASC 350-30 General Intangibles Other than Goodwill. Amortization of purchased intangible assets, including acquired developed technology, was $0.8 million and $0.9 million for the three months ended August 31, 2011 and 2010, respectively. As of August 31, 2011, our purchased intangible assets balance was $7.9 million, net of accumulated amortization. The total expected future amortization related to acquired intangible assets will be approximately $2.7 million for the year ended May 31, 2012 and $0.9 million for each of the years ended May 31, 2013, 2014, 2015 and 2016.

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

Share-based compensation

Under ASC 718-10 Compensation—Stock Compensation , we are required to estimate the awards that we ultimately expect to vest and reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, forfeitures in the future may differ. The forfeiture rate must be revised if actual forfeitures differ from our original estimates. We recognize awards granted under the straight-line amortization method. We estimate the fair value of employee stock options using the Black-Scholes-Merton pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

To the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded in the three months ended August 31, 2011.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our deferred tax assets consist primarily of net operating loss carry forwards and tax credit carryforwards. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We maintain a full valuation allowance on our U.S. deferred tax assets. A portion of the valuation allowance pertains to deferred tax assets established in connection with prior acquisitions. The reversal of the valuation allowance pertaining to deferred tax assets established in connection with such prior acquisitions, would be credited to earnings. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. In the event that we were to determine that it is more likely than not that all or part of the net deferred tax assets would be realized, an adjustment to the deferred tax assets valuation allowance would be credited to earnings in the period in which we made such determination. If we later determine that we would not be able to realize all or part of the net deferred tax assets, an adjustment to the deferred tax assets valuation allowance would be charges to earnings at such time.

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

Under ASC 740-10 Income Taxes , we recognize and measure uncertain tax positions taken or expected to be taken in a tax return based on a two-step approach. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on tax audit assuming that all issues are audited and resolution of any related appeals or litigation processes are considered. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of such matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, expiration of statutes of limitation on potential assessments or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

Revenues

	Three months ended August 31,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Revenues:
Subscription	$18,547	61%	$14,895	55%
Professional services	9,329	30%	7,849	29%
License	2,765	9%	4,450	16%

Total revenues	$30,641	100%	$27,194	100%

Total Revenues. Total revenues increased by $3.4 million, or 13%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The only foreign country in which revenues represented more than 10% of total revenues was the United Kingdom, which represented 13% for the three months ended August 31, 2011 and 2010.

Subscription Revenue. Subscription revenue increased by $3.7 million (including $0.9 million for testing and assessment offerings as a result of our May 2011 acquisition of Comartis Group Ltd. (“Comartis”) and Pedagogue Solutions (“Pedagogue”)), or 25%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase reflects an increase of subscription revenue from new customers, primarily related to our cloud offerings, as well as an increase in subscription revenue associated with subscription renewals.

Professional Services Revenue. Professional services revenue increased by $1.5 million (including $0.5 million for testing and assessment offerings), or 19%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase was primarily due to an increased demand for our professional services from our expanded customer base.

License Revenue. License revenue decreased by $1.7 million (including $0.2 million for testing and assessment offerings), or 38%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The decrease in license revenue reflects the implementation of our strategy to primarily offer new cloud-based subscriptions to our products.

Cost of Revenues

	Three months ended August 31,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Cost of revenues
Subscription	$4,339	14%	$3,920	14%
Professional services	6,664	22%	5,721	21%
License	178	1%	247	1%
Amortization of acquired developed technology	75	0%	295	1%

Total cost of revenues	$11,256	37%	$10,183	37%

The following table is a summary of gross margin:

	Three months ended August 31,
(dollars in thousands)	2011	2010
Gross margin:
Subscription	$14,208	$10,975
Percentage of subscription revenue	77%	74%
Professional services	2,665	2,128
Percentage of professional services revenue	29%	27%
License (including amortization of acquired developed technology)	2,512	3,908
Percentage of license revenue	91%	88%

Total	$19,385	$17,011

Percentage of total revenues	63%	63%

Cost of Subscription Revenue. Cost of subscription revenue increased by $0.4 million, or 11%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase in cost of subscription revenue was primarily due to compensation costs of $0.2 million and external hosting costs of $0.2 million. Subscription gross margin increased to 77% for the three months ended August 31, 2011 from 74% for the three months ended August 31, 2010.

Cost of Professional Services Revenue. For the three months ended August 31, 2011, cost of professional services revenue increased by $0.9 million, or 17%, compared to the three months ended August 31, 2010. The increase in cost of professional services revenue was primarily the result of an increase in compensation costs. The professional services gross margin increased slightly to 29% for the three months ended August 31, 2011, from 27% for the three months ended August 31, 2010.

Cost of License Revenue. Cost of license revenue decreased by $69,000, or 28%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010, due to an decrease in royalty expense. Gross margin on license revenue increased to 91% for the three months ended August 31, 2011 from 88% for the three months ended August 31, 2010.

Operating Expenses

	Three months ended August 31,
	2011	Percent of Total Revenue	2010	Percent of Total Revenue
(dollars in thousands)
Operating expenses:
Research and development	$6,052	20%	$4,423	16%
Sales and marketing	13,096	43%	9,846	36%
General and administrative	4,938	16%	3,412	13%
Amortization of purchased intangible assets	743	2%	634	2%

Total operating expenses	$24,829	81%	$18,315	67%

Research and development. Research and development expenses increased by $1.6 million (including $0.6 million as a result of the Comartis and Pedagogue acquisitions), or 37%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase was primarily attributable to an increase in compensation costs of $1.6 million primarily related to increased headcount.

Sales and marketing. Sales and marketing expenses increased by $3.3 million (including $0.5 million as a result of the Comartis and Pedagogue acquisitions), or 33%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase was primarily attributable to increases in compensation costs of $2.6 million primarily related to increased headcount, marketing related expenses of $0.3 million and facilities and telecommunications charges of $0.2 million.

General and administrative. General and administrative expenses increased by $1.5 million (including $0.2 million as a result of the Comartis and Pedagogue acquisitions), or 45%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The increase was primarily attributable to an increase in compensation costs of $0.8 million, professional services fees of $0.3 million, stock-based compensation expense of $0.2 million and administrative expenses of $0.2 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets increased slightly for three months ended August 31, 2011, compared to the three months ended August 31, 2010, primarily due to the acquisitions of Comartis and Pedagogue in May 2011.

Other Income and Expenses, Net

Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net decreased by $66,000 for the three months ended August 31, 2011 compared to the three months ended August 31, 2010. The decrease was attributable to a $0.2 million net decrease in foreign currency unrealized loss primarily related to currency fluctuations of the Swiss Franc.

Provision for income taxes

Income tax provision for the three months ended August 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively. Income tax provision for the three months ended August 31, 2011 and 2010 consisted primarily of state taxes as well as foreign tax expense incurred as a result of local country profits. The decrease in provision expense for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 was primarily related to the lower local country profits during the three months ended August 31, 2011.

As of August 31, 2011 and May 31, 2011, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	August 31, 2011	May 31, 2011	August 31, 2010
Subscription	$39,818	$42,688	$29,804
Professional services	3,640	3,046	3,883
License	388	49	365

Total deferred revenues	$43,846	$45,783	$34,052

Deferred revenues, current	$40,083	$42,513	$31,476
Deferred revenues, non-current	3,763	3,270	2,576

Total deferred revenues	$43,846	$45,783	$34,052

Deferred subscription revenue includes deferred software license updates and product support revenues as well as deferred revenues from products delivered in the cloud. Deferred subscription revenue represents contracts for which cash has been received plus billings for which the service has started but cash has not been received. Subscription contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the subscription period. Deferred professional services revenues include amounts invoiced for consulting and educational services, which have not yet been delivered. In addition, deferred professional services revenue includes amounts invoiced for services that have been delivered, but are not separable from services subscriptions. Revenues for services that are not separable from services subscriptions are deferred until performance has been completed and then recognized ratably over the longest period of the arrangement. Deferred revenues from new software licenses typically result from undelivered products or specified enhancements, term license agreements that are recognized over the related term, customer specific acceptance provisions, and software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Our deferred revenue is generally at its lowest annual level at the end of the first and second fiscal quarters, as we have higher levels of subscription renewal business in our fiscal third and fourth quarters.

KEY OPERATING METRICS

Billings

With the increasing adoption of our SaaS offerings, we believe that billings, which are total revenues plus the change in deferred revenue, are a key operating metric. The prevailing trend among SaaS companies is to provide billings information. For the three months ended August 31, 2011, billings were $28.7 million, or an increase of 18%, compared to $24.2 million for the three months ended August 31, 2010. We also track our renewal rate on subscription services on a dollar basis, which for the three months ended August 31, 2011 was 94% compared to 91% for the three months ended August 31, 2010.

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

In addition, revenues from the sale of software licenses are generally recognized at the time of the sale transaction whereas revenues from the sale of subscription services are generally recognized over the life of the subscription contract. As a result, of the implementation in July 2011 of our strategy to offer new customers primarily cloud-based subscriptions to our products, rather than a software license, we expect to recognize less revenue in a quarter from transactions that occur in such quarter. The increased customer adoption of our cloud-based subscriptions may have an impact on our revenues and results of operation.

Further, we are not always able to predict the form that a particular customer transaction previously identified in the sales pipeline will ultimately take. Therefore, because this shift of some customer transactions away from software licenses to cloud-based subscriptions affects the amount of revenue we recognize in the quarter in which the transaction occurs, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, thereby making it difficult to predict revenue between quarters. Over the longer term, assuming this trend continues, we expect that the increased adoption of cloud-based subscriptions by our customers will lead to greater predictability in our quarterly revenue and our results of operation. Over time, we expect that the growing shift toward subscription revenue will have a positive impact on our results of operations.

Other factors that could affect our quarterly operating results are described in the risk factor entitled “Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines” under Part II, Item: 1A Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended August 31,
(in thousands)	2011	2010
Net cash provided by (used in) operating activities	$(3,357)	$1,499
Net cash used in investing activities	(1,446)	(288)
Net cash used in financing activities	(246)	(355)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services offerings. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of August 31, 2011, we had $20.8 million in available cash and cash equivalents.

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities for the three months ended August 31, 2011 increased by $4.9 million to $3.4 million from $1.5 million in net cash provided by operating activities for the three months ended August 31, 2010. The increase was primarily attributable to a $4.1 million increase in net loss for the three months ended August 31, 2011 and a reduction in accounts receivable of $4.4 million, offset by an increase of $2.2 million in compensation and other accruals and deferred revenue of $1.2 million and a decrease in prepaid expenses of $1.2 million.

Total accounts receivable billing days outstanding (“BDO”) was 79 days at August 31, 2011 and 73 days at May 31, 2011. The increase in BDO is due to lower collections in the three months ended August 31, 2011 compared to the three months ended May 31, 2011. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”) was 79 days at August 31, 2011 and 86 days at May 31, 2011. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended August 31, 2011 compared to $0.3 million for the three months ended August 31, 2010. The net cash used in investing activities was primarily attributable to the purchases of equipment, to enhance our infrastructure necessary to deliver our cloud-based offerings and leasehold improvements for the remodel of our headquarter facility.

Net Cash Used In Financing Activities

Net cash used in financing activities of $0.2 million for the three months ended August 31, 2011 was primarily attributable to $0.4 million in repurchase of stock to satisfy employee minimum tax withholding obligations for vesting of restricted stock units and $0.3 million in repurchases of common stock, partially offset by an increase of proceeds from the exercise of options to purchase of common stock of $0.4 million. Net cash used in financing activities of $0.4 million for the three months ended August 31, 2010 was primarily attributable to $0.7 million in repurchases of common stock, partially offset by an increase of proceeds the exercise of options to purchase common stock of $0.4 million.

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

On September 7, 2010, we entered into a Third Amendment to Lease with Westport Office Park, LLC (the “Landlord”), which amended the Lease Agreement dated as of March 16, 1999, as amended, between us and the Landlord relating to the lease of the office space comprising our corporate headquarters. The Third Amendment to Lease, which became effective as of August 31, 2010, extended the lease termination date from May 31, 2014 to May 31, 2019. The amended lease modification also resulted in a reduction of straight-line rent expense beginning in the second quarter of fiscal 2011.

On June 27, 2011, we entered into an Amended and Restated Credit Agreement with Wells Fargo (the “Amended Agreement”), which supersedes our prior line of credit, increases the available revolving credit limit to $40 million and extends the term of the line of credit to June 27, 2016.

Borrowings under the Amended Agreement bear interest based on the higher of the following calculated rates: (i) a fluctuating rate per annum of the applicable margin plus the base rate in effect (as defined in the Amended Agreement) or (ii) a fixed rate per annum determined by Wells Fargo to be the applicable margin plus the London Interbank Offer Rate (“LIBOR”) in effect at the date of borrowing.

The line of credit is secured by all of our personal property other than our intellectual property. The line of credit also is guaranteed by, and secured by the assets of, our material domestic subsidiaries. The Amended Agreement includes certain covenants with which we must comply during the term of the Amended Agreement, including a minimum EBITDA covenant that applies only if liquidity (defined as cash plus available unused borrowings under the credit line) drops below $15 million. The Amended Agreement also includes certain customary affirmative and negative covenants.

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

No amounts have been borrowed under the Amended Agreement as of August 31, 2011; however, the Company was in compliance with the Amended Agreement’s covenants and could have borrowed against the Amended Agreement as of August 31, 2011.

During the quarter ended August 31, 2010, the Company entered into a non-cancelable three year contract for software services of which $1.2 million remained as of August 31, 2011.

The following table summarizes the Company’s future minimum lease payments and contract obligations as of August 31, 2011.

	Payments due by fiscal year
	Total	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Thereafter
	(in thousands)
Contractual obligations:
Long-term contract commitment	$1,185	$462	$667	$56	$—	$—	$—
Operating lease obligations	14,782	2,899	3,583	2,096	1,199	1,196	3,809

Total	$15,967	$3,361	$4,250	$2,152	$1,199	$1,196	$3,809

As of August 31, 2011, other than the renewal of the non-cancelable three year contract for software services, the new amended lease, and the Amended and Restated Credit Agreement with Wells Fargo, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets compared to such obligations and liabilities as of May 31, 2011.

Off-Balance Sheet Arrangements

As of August 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At August 31, 2011, we had available cash and cash equivalents totaling $20.8 million. Of this amount, approximately $5.2 million was invested in money market accounts bearing variable interest rates of between 0.04% and 7.75%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. For the three months ended August 31, 2011, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily related to currency fluctuations of the Swiss Franc. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our condensed consolidated financial statements.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. There are no material changes to the risk factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, except for changes to the risk factors entitled “We may incur future losses and cannot assure you that we will sustain profitability on a consistent basis in the future, if at all”; “The recent recession and global economic crisis may impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price”; “Our subscription business depends substantially on our customers renewing their agreements with us. Any decline in our customer renewals would harm our future operating results”; “Currency exchange rate fluctuations could lower our revenue and net income”; and “Our stock price may fluctuate substantially”.

We may incur future losses and cannot assure you that we will sustain profitability on a consistent basis in the future, if at all.

We incurred losses during fiscal 2011 and we cannot be certain as to when we will have sufficient revenues to regain profitability on a quarterly or annual basis, especially as we continue to shift our business away from license sales toward recurring SaaS subscription transactions. In addition, we expect to continue to incur non-cash expenses in the future relating to the amortization of purchased intangible assets and stock-based compensation, which will impact our operating results. Also, any impairment of our goodwill would result in additional non-cash charges that would further negatively impact our operating results. As of August 31, 2011, we had $7.9 million of purchased intangible assets to be amortized as a result of our May 2011 acquisitions of Pedagogue and Comartis, January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $41.4 million. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. We may not be able to regain profitability on a consistent basis, if at all.

The recent recession, global economic crisis and disruptions in the global credit and financial markets may impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, public sector deficits and extreme volatility in credit, equity and fixed income markets, which have contributed to diminished expectations for the global economy. These macroeconomic developments have negatively affected, and continued or further weakness in the global economy in the future could negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously-purchased products and services. In addition, there is significant uncertainty about the stability of global credit and financial markets and the continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, thus reducing the purchasing power of our European customers. The recent downgrade of the U.S. credit rating and the ongoing European debt crisis have contributed to the instability in global credit markets. We are unable to predict the impact of these events, and if economic conditions deteriorate, operations our business and results of operations could be materially and adversely affected.

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our revenues and operating results should not be relied upon as indicators of future performance. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

Our cloud strategy carries a number of risks which may be harmful to our business.

We derive a substantial portion of our revenues from subscriptions to our cloud-based offerings. To accelerate a transition of our business, in July 2011, we announced a strategy to offer new customers primarily cloud-based subscriptions to our products. Our transition to a subscription model entails both a change to how we charge for our products as well as how we deliver them. These changes reflect a shift from perpetual license sales and delivery of our software in favor of purchasing the right to access the software for a specified subscription period. As customers increasingly move away from purchasing a perpetual license toward purchasing a subscription, we will experience a deferral of revenues and cash payments from customers. In addition to a change in license and delivery model, our transition to a subscription model requires significant investment in product development and cloud operations.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During the three months ended August 31, 2011, 94% of our subscription services on a total annual contract dollar basis were renewed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

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

While we believe that we are in compliance with ASC 985-605 Software Revenue Recognition , additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue. In addition, policies, guidelines and interpretations related to accounting for acquisitions, income taxes, facilities consolidation charges, allowance for doubtful accounts and other financial reporting matters require different judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements. Further, the factual complexities of applying these policies, guidelines and interpretations to specific transactions can lead to unanticipated changes in revenue recognition with respect to such transactions, which may affect our revenue and results of operations.

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

International revenues accounted for 38% and 34% of our revenues for the three months ended August 31, 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

•

currency exchange rate fluctuations, particularly in countries where we sell our products in denominations other than U.S. dollars, such as in the United Kingdom, the Euro zone, Switzerland, Brazil, Australia and Japan, or have exposures in intercompany accounts denominated in foreign currencies;

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

During the three months ended August 31, 2011, we recognized approximately 38% of our revenue in markets outside the United States. Sales are primarily denominated in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates (during their respective fiscal periods average monthly exchange rate). Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to foreign currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures, the effectiveness of these forward contracts or other hedging activities and other factors.

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

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, information technology systems and other critical business operations are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

If we fail to manage our datacenter operations satisfactorily, our existing customers may experience service outages and data loss, and our new customers may experience delays in the deployment of our solution.

Our hosting infrastructure is a critical part of our business operations. Our customers access our cloud solutions through a standard web browser via the internet and depend on us to enable fast and reliable access to our applications. We have experienced, and may in the future experience, disruptions within our hosting infrastructure, some of which have been significant, which have prevented customers from using our solutions from time to time. Factors that may cause such disruptions include:

•	software errors or defects;

•	equipment failures or defects;

•	human error;

•	physical or electronic security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses or other malicious code;

•	acts of terrorism or sabotage;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Although we back up customer data stored on our systems on a near real-time basis, our infrastructure does not currently include real-time mirroring of data storage and production capacity in more than one geographically distinct location. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from recent transactions may be permanently lost.

We currently deliver our cloud solutions from datacenter facilities operated and controlled by third parties. Accordingly, we rely on these third parties to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Although we believe we would be able to enter into similar relationships with another third party vendors should one of these relationships fail or terminate for any reason, we believe our reliance on any third-party vendor exposes us to risks outside of our control. If these third-party vendors fail to secure adequately and maintain their hosting facilities or provide the required data communications capacity, our customers may experience interruptions in our service or the loss or theft of important customer data.

If, as a result of our datacenter operations, our customers experience service interruptions or the loss or theft of their data caused by us, we may be required to issue credits pursuant to the terms of our contracts and may also be subject to financial liability or customer losses. Such credits could reduce our revenues below the levels that we have indicated we expect to achieve and adversely affect our margins and operating results.

Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

From the beginning of fiscal year 2010 through August 31, 2011, the market price for our common stock has fluctuated between $3.05 per share and $10.62 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

a.) None.

b.) None

c.) The following table provides monthly detail regarding our share repurchases during the three months ended August 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share amounts)
June 1 – 30, 2011	—		$—	$—	$4,503
July 1 – 31, 2011	—		—	—	4,503
August 1 – 31, 2011	81,852	(1)	7.14	287	4,217

Total	81,852			$287	$4,217

(1)	Includes 41,852 shares of common stock pursuant to our restricted stock units program for an aggregate price of approximately $372,000 to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: October 6, 2011	By:	/S/ BOBBY YAZDANI
Bobby Yazdani Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/S/ WILLIAM SLATER
William Slater Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1(6)	Amended and Restated Credit Agreement dated June 27, 2011 by and among Saba Software, Inc. and Wells Fargo Bank, National Association.

18.1(7)	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 6, 2011.

31.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 6, 2011.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 6, 2011.

32.2	Certification of William Slater, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 6, 2011.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2011.
(7)	Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.