Form 10-Q
period 2011-11-30
SABA SOFTWARE INC
filed 2012-01-06
CIK 1070380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

On December 30, 2011, 29,785,662 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

SABA SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	November 30, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,049	$25,940
Accounts receivable, net of allowances for doubtful accounts of $150 as of November 30, 2011 and May 31, 2011	31,311	27,676
Prepaid expenses and other current assets	3,388	3,411

Total current assets	49,748	57,027
Property and equipment, net	4,792	3,146
Goodwill	41,246	41,469
Purchased intangible assets, net	7,085	8,722
Restricted cash	430	437
Other assets	3,856	2,774

Total assets	$107,157	$113,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,386	$5,886
Accrued compensation and related expenses	10,047	8,008
Accrued expenses	5,888	5,330
Deferred revenue	43,698	42,513
Current portion of lease obligations	870	1,219

Total current liabilities	65,889	62,956
Deferred revenue, less current portion	3,566	3,270
Other long-term liabilities	3,017	3,926

Total liabilities	72,472	70,152

Stockholders’ equity:
Preferred stock, issuable in series $0.001 par value, 5,000,000 authorized shares at November 30, 2011 and May 31, 2011; none issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 authorized; 29,681,513 shares issued at November 30, 2011 and 29,186,633 shares issued at May 31, 2011	29	29
Additional paid-in capital	264,542	261,900
Treasury stock: 920,288 shares at November 30, 2011 and 880,288 shares at May 31, 2011	(5,986)	(5,701)
Accumulated deficit	(223,444)	(213,075)
Accumulated other comprehensive income	(456)	270

Total stockholders’ equity	34,685	43,423

Total liabilities and stockholders’ equity	$107,157	$113,575

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Revenues:
Subscription	$19,134	$15,604	$37,681	$30,499
Professional services	9,930	8,774	19,259	16,623
License	1,332	4,814	4,097	9,264

Total revenues	30,396	29,192	61,037	56,386

Cost of revenues:
Subscription	4,433	3,891	8,772	7,811
Professional services	6,844	5,967	13,508	11,688
License	242	186	420	433
Amortization of acquired developed technology	75	295	150	590

Total cost of revenues	11,594	10,339	22,850	20,522

Gross profit	18,802	18,853	38,187	35,864
Operating expenses:
Research and development	5,714	4,436	11,766	8,859
Sales and marketing	12,565	11,052	25,661	20,898
General and administrative	5,118	3,419	10,056	6,831
Amortization of purchased intangible assets	743	634	1,486	1,268

Total operating expenses	24,140	19,541	48,969	37,856

Loss from operations	(5,338)	(688)	(10,782)	(1,992)
Interest and other income (expense), net	679	166	520	(59)
Interest expense	(69)	(2)	(141)	(3)

Loss before provision for income taxes	(4,728)	(524)	(10,403)	(2,054)
Benefit (provision) for income taxes	155	(272)	34	(437)

Net loss	$(4,573)	$(796)	$(10,369)	$(2,491)

Basic and diluted net loss per share	$(0.16)	$(0.03)	$(0.36)	$(0.09)

Shares used in computing basic and diluted net loss per share	28,586	28,197	28,486	28,174

See Accompanying Notes to Condensed Consolidated Financial Statements.

SABA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended November 30,
	2011	2010(1)
Operating activities:
Net loss	$(10,369)	$(2,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	986	1,131
Amortization of purchased intangible assets	1,637	1,858
Share-based compensation	1,728	1,393
Changes in operating assets and liabilities:
Accounts receivable	(4,236)	203
Prepaid expenses and other current assets	(89)	(363)
Other assets	(882)	(244)
Accounts payable	(451)	371
Accrued compensation and related expenses	2,457	(1,733)
Accrued expenses	(725)	(627)
Deferred revenue	2,180	(1,790)
Restricted cash	(1)	(164)

Net cash used in operating activities	(7,765)	(2,456)
Investing activities:
Purchases of property and equipment	(2,697)	(844)

Net cash used in investing activities	(2,697)	(844)
Financing activities:
Proceeds from issuance of common stock under stock plans	1,289	1,334
Repurchase of common stock	(286)	(1,703)
Repurchase of stock to satisfy employee tax withholding obligations	(374)	(73)

Net cash provided by (used in) financing activities	629	(442)
Effect of exchange rate changes on cash and cash equivalents	(1,058)	592
Decrease in cash and equivalents	(10,891)	(3,150)
Cash and cash equivalents, beginning of period	25,940	32,002

Cash and cash equivalents, end of period	$15,049	$28,852

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$340	$898

Cash paid for interest	$—	$—

(1)	Certain amounts have been adjusted for the retrospective change in accounting principle for sales commissions. See Note 2 in the Notes to the Condensed Consolidated Financial Statements for the Company’s Annual Form 10-K for the year ended May 31, 2011.

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

The accompanying condensed consolidated balance sheet as of November 30, 2011, the condensed consolidated statements of operations for the three and six months ended November 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended November 30, 2011 and 2010 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of November 30, 2011, and the Company’s results of operations for the three and six months ended November 30, 2011 and 2010 and cash flows for the six months ended November 30, 2011 and 2010. The condensed consolidated balance sheet as of May 31, 2011 is derived from the May 31, 2011 audited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with Saba’s audited condensed consolidated financial statements included in Saba’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011. The results of operations for the three and six months ended November 30, 2011, are not necessarily indicative of results for the entire fiscal year ending May 31, 2012 or for any future period.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company generates revenues from the sale of subscription services, professional services and software licenses and recognizes revenues when all of the following conditions are met:

•	persuasive evidence of an agreement exists;

•	delivery has occurred;

•	the fee is fixed or determinable; and

•	collection is probable.

Subscription Services Arrangements

Subscription services arrangements generally include our products delivered via an internet-based cloud architecture, which includes related updates and support, and professional services. Subscription revenue includes revenue from cloud-based offerings and product updates and support related to licenses. Revenue from cloud-based offerings that are integrated offerings pursuant to which the customers’ ability to access the Company’s software is not separable from the services necessary to operate the software and customers are not allowed to take possession of the Company’s software are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

Saba does not grant its resellers the right of return and does not recognize revenue from resellers until an end-user has been identified and the other conditions of revenue recognition guidance are satisfied. Revenue from product updates, support and hosting services related to licenses are recognized ratably over the term of the arrangement as delivered or on an as-used basis if defined in the contract.

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

The Company does not have VSOE on its cloud-based offerings. As a result, the Company uses BESP in order to allocate the selling price to cloud-based deliverables. In general, the Company uses VSOE in order to allocate the selling price to professional service deliverables.

Certain cloud-based offerings include arrangements with customers that have separately licensed and taken possession of the Company’s software. When these offerings are part of a multiple element arrangement involving licenses, the Company recognizes revenue in accordance with software revenue recognition guidance.

Professional Services

Professional services revenues are generally recognized as the services are performed. The Company provides professional services on a time-and-materials and fixed-fee basis. For services performed on a fixed-fee basis, revenues are generally recognized using the proportional performance method, with performance measured based on hours of work performed. For contracts that involve significant customization and implementation or consulting services that are essential to the functionality of the software, the license and services revenues are recognized using the percentage-of-completion method or, if Saba is unable to reliably estimate the costs to complete the services, Saba uses the completed-contract method of accounting in accordance with software revenue recognition guidance and relevant guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35 Construction-Type and Certain Production–Type . A contract is considered complete when all significant costs have been incurred or the item has been accepted by the customer.

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

The following table presents the liabilities carried at fair value as of November 30, 2011:

		Fair Value Measurements Using
Description	As of November 30, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Liabilities:
Acquisition contingent consideration	$2,534	$—	$—	$2,534

Total liabilities	$2,534	$—	$—	$2,534

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the six month period ended November 30, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions:

(in thousands)	Contingent Consideration
Balance at May 31, 2011	$2,574
Accretion and foreign exchange gain	(40)
Payments	—

Balance at November 30, 2011	$2,534

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

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following assumptions have been used to value the options and awards granted during the three and six months ended November 30, 2011 and 2010, respectively, under the Company’s stock incentive plans and stock purchased under the Company’s employee stock purchase plan:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Stock Options:
Expected volatility	57%	55%	56%	56%
Risk-free interest rates	0.92%	1.65%	1.11%	1.86%
Expected term (years)	4.84	5.69	4.84	5.69
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Expected volatility	38%	52%	38%	52%
Risk-free interest rates	0.29%	0.41%	0.29%	0.41%
Expected term (years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and the Company’s employee stock purchase plan shares that was recorded in the Company’s condensed consolidated statements of operations for the three and six months ended November 30, 2011 and 2010, respectively:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
(in thousands)
Cost of revenues
Subscription	$34	$41	$70	$91
Professional services	47	43	108	100
Research and development	103	82	230	205
Sales and marketing	137	167	400	446
General and administrative	374	246	921	551

Share-based compensation expense included in net loss	$695	$579	$1,729	$1,393

The share-based compensation expense categorized by various equity components is summarized in the table below:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
(in thousands)
Stock options	$486	$463	$1,051	$1,121
Restricted stock units	143	108	556	255
Employee stock purchase plan	66	8	122	17

Total share-based compensation	$695	$579	$1,729	$1,393

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSUs granted by the Board of Directors have been awarded under the Company’s 2000 Stock Incentive Plan (the “2000 Stock Plan”) and the 2009 Stock Incentive Plan, as amended and restated (the “2009 Stock Plan”). The RSUs generally vest in four annual installments commencing on the one year anniversary of the date of the award. During the quarter ended November 30, 2011, 1,250 shares of the RSUs vested. In order to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units, 459 shares of common stock pursuant to our restricted stock units were repurchased for an aggregate price of approximately $3,000.

The weighted average estimated fair value of options granted was $2.62 and $2.78 per share for the three months ended November 30, 2011 and 2010, respectively. The weighted average estimated fair value of options granted was $3.45 and $2.64 per share for the six months ended November 30, 2011 and 2010, respectively. The weighted average estimated fair value of RSUs granted was $5.47 and $5.39 per share for the three months ended November 30, 2011 and 2010, respectively. The weighted average estimated fair value of RSUs granted was $8.84 and $4.94 per share for the six months ended November 30, 2011 and 2010, respectively.

4. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of ASC 260-10 Earnings per Share . Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic loss per share excludes the dilutive effects of options. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock unit awards under the treasury stock method. Potentially dilutive issuances have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive, which consist of common stock options, restricted stock unit awards and common stock subject to repurchase. The calculations of basic and diluted net loss per share are as follows:

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net loss	$(4,573)	$(796)	$(10,369)	$(2,491)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,586	28,197	28,486	28,174

Basic and diluted net loss per share	$(0.16)	$(0.03)	$(0.36)	$(0.09)

If the Company had generated net income for the three and six months ended November 30, 2011, 1.8 million and 2.3 million common equivalent shares, respectively, would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding for the period. If the Company had generated net income for the three and six months ended November 30, 2010, 1.5 million common equivalent shares and 1.3 million common equivalent shares, respectively, would have been added to the basic weighted-average shares outstanding for purposes of calculating the diluted weighted-average shares outstanding.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of all stock options and restricted stock units, if they have exercise prices that are higher than the average market price of the Company’s common stock during the respective periods, under the treasury method. These anti-dilutive common equivalent shares totaled 2.6 million and 3.9 million shares for the three months ended November 30, 2011 and 2010, respectively. These anti-dilutive common equivalent shares totaled 2.0 million and 4.5 million shares for the six months ended November 30, 2011 and 2010, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

5. Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220-10 Comprehensive Income. The following table sets forth the calculation of comprehensive loss for all the periods presented:

	Three months ended November 30,		Six months ended November 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(4,573)	$(796)	$(10,369)	$(2,491)
Foreign currency translation gain (loss)	(668)	169	(726)	243

Comprehensive loss	$(5,241)	$(627)	$(11,095)	$(2,248)

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Goodwill and Purchased Intangible Assets

The primary areas of the preliminary purchase price allocation for the acquisitions of Comartis Group Ltd. (“Comartis”) and Pedagogue Solutions (“Pedagogue”) in May 2011 that are not yet finalized relate to the fair value measurements of uncertain tax positions. The Company expects to continue to obtain information to assist it in determining the fair values of the uncertain tax positions at the acquisition dates during the measurement period. Adjustments to the amount recorded for uncertain tax positions during the remainder of the measurement period will be included in the purchase price allocation.

The following table summarizes the changes in goodwill during the three and six months ended November 30, 2011.

(in thousands)	Goodwill
August 31, 2011	$41,424
Additions	—
Adjustments	(178)

November 30, 2011	$41,246

(in thousands)	Goodwill
May 31, 2011	$41,469
Additions	—
Adjustments	(223)

November 30, 2011	$41,246

Purchased intangible assets consist of acquired developed technology, customer relationships and trade names acquired as part of a purchase business combination. The intangible assets are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives ranging from two to ten years.

There were no additions to intangible assets during the three and six months ended November 30, 2011. The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized:

	November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$19,920	$(14,619)	$5,301	7.2 Years
Tradenames	1,320	(874)	446	5.0 Years
Acquired developed technology	7,390	(6,052)	1,338	5.0 Years

Total	$28,630	$(21,545)	$7,085

	May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
(in thousands)
Customer relationships	$19,920	$(13,182)	$6,738	7.2 Years
Tradenames	1,320	(824)	496	5.0 Years
Acquired developed technology	7,390	(5,902)	1,488	5.0 Years

Total	$28,630	$(19,908)	$8,722

The total expected future amortization related to acquired intangible assets will be approximately $2.7 million for the year ended May 31, 2012 and $0.9 million for each of the years ended May 31, 2013, 2014, 2015 and 2016. All intangible assets as of November 30, 2011 are expected to be fully amortized by May 31, 2021.

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

No amounts have been borrowed under the Amended Agreement as of November 30, 2011; however, the Company was in compliance with the Amended Agreement’s covenants and could have borrowed against the Amended Agreement as of November 30, 2011.

Other Obligations

During the quarter ended August 31, 2010, the Company entered into a non-cancelable three year contract for software services of which $1.0 million remained as of November 30, 2011.

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

9. Income Taxes

Income tax benefit for the three months ended November 30, 2011 was $0.2 million compared to income tax provision for the three months ended November 30, 2010 of $0.3 million. Income tax benefit was $34,000 and for the six months ended November 30, 2011 compared to income tax provision of $0.4 million for the six months ended November 30, 2010. Income tax benefit for the three and six months ended November 30, 2011 primarily resulted from a French tax audit settlement of $0.2 million.

As of November 30, 2011 and May 31, 2011, the Company had a valuation allowance against the full amount of any U.S. net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. Appeals of the opinion granting final approval were filed, all of which were disposed of except certain appeals were remanded to the district court to determine standing to appeal. On August 25, 2011, the district court issued an order holding that the remaining objector had no standing to appeal. The August 25, 2011 order has been appealed.

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the Court entered an opinion granting final approval to the settlement and directing that the Clerk of the Court close these actions. On August 26, 2010, based on the expiration of the tolling period stated in the agreements between the plaintiffs and the named Centra officers and directors, the plaintiffs filed a notice to terminate the tolling agreement and recommence litigation against the named Centra officers and directors. The plaintiffs stated to the Court that they do not intend to take any further action against the named Centra

SABA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

officers and directors at this time. Appeals of the opinion granting final approval were filed, all of which were disposed of except certain appeals were remanded to the district court to determine standing to appeal. On August 25, 2011, the district court issued an order holding that the remaining objector had no standing to appeal. The August 25, 2011 order has been appealed.

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

Centra subsequently filed a second reexamination request asking the Patent Office to reconsider the patentability of the newly-added claims in view of newly-discovered prior art and the Patent Office granted that request. The Colorado District Court again stayed the litigation pending the outcome of the second reexamination proceeding. On August 9, 2011, the Patent Office issued a Notice of Intent to Issue a Reexamination Certificate, indicating that a second reexamination certificate would issue in view of certain claim amendments and arguments EdiSync made to the Patent Office. On August 19, 2011, the Colorado District Court lifted the second stay. The second reexamination certificate issued on October 4, 2011. On October 17, 2011, EdiSync filed an amended complaint alleging infringement of only the one remaining patent and adding several additional parties as defendants, including Saba Software, Inc. and Centra Software, LLC. The amended complaint continues to seek permanent injunctive relief against continuing infringement, compensatory damages in an unspecified amount, and interest, costs and expenses associated with the litigation. Saba Software, Inc., Centra Software, Inc., and Centra Software, LLC filed an answer to the amended complaint denying all of the allegations. The Company believes that it has meritorious defenses with respect to any future claims and intends to vigorously defend this action. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.

General Litigation Matters

The Company reviews the status of each litigation or other relevant claim and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss may have been incurred, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable.

Based upon the Company’s understanding of the asserted claims outstanding, including the matters disclosed above, its anticipated litigation defenses, and discussions to date with the claimants, the Company currently cannot make a reasonable estimate of the reasonably possible losses or range of losses, if any, arising from each litigation or other relevant claim. However, an unfavorable outcome in any specific litigation could materially and adversely affect the Company’s business, financial condition or results of operations.

11. Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to increase the prominence of other comprehensive income (loss) in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the provisions of ASU 2011-05 beginning with its quarterly filing for the three months ending August 31, 2012. The adoption of this accounting update will only impact the presentation of comprehensive income on the Company’s condensed consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12. Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), to defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments are being delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented . While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No 2011-05.

12. Related Party Transactions

During the three and six months ended November 30, 2011 and 2010, the Company sold subscription services to Varian Medical Systems, Inc. An Executive Vice President of Varian serves as director on the Company’s Board of Directors.

During the three and six months ended November 30, 2011 and 2010, the components of the related party transaction were as follows:

	Sales to Related Party
	Three months ended November 30,		Six months ended November 30,
(in thousands)	2011	2010	2011	2010
Varian Medical Systems, Inc.	$144	$56	$256	$112

Total	$144	$56	$256	$112

	Accounts Receivable
(in thousands)	November 30, 2011	May 31, 2011
Varian Medical Systems, Inc.	$110	$39

Total	$110	$39

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal 2011, we experienced an accelerated shift toward increased customer adoption of SaaS transactions from perpetual licenses. In recognition of this trend, we announced a strategy in July 2011 to offer new customers primarily cloud-based subscriptions to our products, which we expect will further increase the shift in customer adoption of SaaS over perpetual licenses. Assuming this strategy is successful, we expect that the increased adoption of SaaS by our customers will lead to greater predictability in our quarterly revenue and our results of operations. However, the shift from software licenses has had an impact on our total revenue and results of operations during the last few quarters in part because we recognize revenues from SaaS over the term of the subscription agreement whereas revenue from a software license sale is generally recognized in the period in which the software arrangement is completed and the software is delivered to the customer.

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

For contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14, we classify deferred professional services revenue and the related deferred costs, when such services were related to subscription offerings, on our condensed consolidated balance sheet as current if we expect to recognize such revenue or cost within the following twelve months. As of November 30, 2011, the deferred professional services and deferred costs balances were $2.2 million and $1.3 million, respectively. Deferred revenue and deferred costs related to contracts that were entered into prior to adoption of ASU 2009-13 and 2009-14 continue to be recognized and amortized ratably over the subscription period, provided that such contracts were not subsequently materially modified.

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

The Company does not have VSOE on its cloud-based offerings. As a result, the Company uses BESP in order to allocate the selling price to cloud-based deliverables. In general, the Company uses VSOE in order to allocate the selling price to professional service deliverables.

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

Recoverability of goodwill and purchased intangible assets

We account for goodwill under ASC 350-20 Goodwill (“ASC 350-20”). Our goodwill balance at November 30, 2011 was $41.2 million. We account for purchased intangible assets under ASC 350-30 General Intangibles Other than Goodwill. Amortization of purchased intangible assets, including acquired developed technology, was $0.8 million and $0.9 million for the three months ended November 30, 2011 and 2010, respectively. Amortization of purchased intangible assets, including acquired developed technology, was $1.6 million for the six months ended November 30, 2011 and $1.9 million for the six months ended November 30, 2010. As of November 30, 2011, our purchased intangible assets balance was $7.1 million, net of accumulated amortization. The total expected future amortization related to acquired intangible assets will be approximately $2.7 million for the year ended May 31, 2012 and $0.9 million for each of the years ended May 31, 2013, 2014, 2015 and 2016.

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

Share-based compensation

Under ASC 718-10 Compensation—Stock Compensation (“ASC 718-10”), we are required to estimate the awards that we ultimately expect to vest and reduce share-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, forfeitures in the future may differ. The forfeiture rate must be revised if actual forfeitures differ from our original estimates. We recognize awards granted under the straight-line amortization method. We estimate the fair value of employee stock options using the Black-Scholes-Merton pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We estimate the volatility of our common stock based upon our historical stock price volatility over the length of the expected term of the stock option. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

To the extent we change the terms of our employee stock-based compensation programs and refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded in the three and six months ended November 30, 2011.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

Revenues

	Three months ended November 30,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Revenues:
Subscription	$19,134	63%	$15,604	53%
Professional services	9,930	33%	8,774	30%
License	1,332	4%	4,814	17%

Total revenues	$30,396	100%	$29,192	100%

	Six months ended November 30,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Revenues:
Subscription	$37,681	62%	$30,499	54%
Professional services	19,259	31%	16,623	30%
License	4,097	7%	9,264	16%

Total revenues	$61,037	100%	$56,386	100%

Total Revenues. Total revenues increased by $1.2 million, or 4%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. Total revenues increased by $4.7 million, or 8%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. As a percentage of total revenues, revenues from customers outside the United States represented 34% and 37% for the three months ended November 30, 2011 and 2010, respectively. As a percentage of total revenues, revenues from customers outside the United States represented 36% for both the six months ended November 30, 2011 and 2010. The only foreign country in which revenues represented more than 10% of total revenues was the United Kingdom, which represented 15% for both the three months ended November 30, 2011 and 2010, and 14% for both the six months ended November 30, 2011 and 2010.

Subscription Revenue. Subscription revenue increased by $3.5 million, or 23%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. Subscription revenue increased by $7.2 million, or 24%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increases reflect an increase of subscription revenue from new customers, primarily related to our cloud offerings, an increase in subscription revenue as a result of the companies acquired in May 2011, as well as an increase in subscription revenue associated with subscription renewals.

Professional Services Revenue. Professional services revenue increased by $1.2 million, or 13%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. Professional services revenue increased by $2.6 million, or 16%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increases were primarily due to an increased demand for our professional services from our expanded customer base including customers added as a result of the companies acquired in May 2011.

License Revenue. License revenue decreased by $3.5 million, or 72%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. License revenue decreased by $5.2 million, or 56%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The decreases in license revenue reflects the implementation of our strategy to primarily offer new cloud-based subscriptions to our products.

Cost of Revenues

	Three months ended November 30,
(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Cost of revenues:
Subscription	$4,433	15%	$3,891	13%
Professional services	6,844	23%	5,967	20%
License	242	1%	186	1%
Amortization of acquired developed technology	75	< 1%	295	1%

Total cost of revenues	$11,594	40%	$10,339	35%

	Six months ended November 30,

(dollars in thousands)	2011	Percent of Total Revenues	2010	Percent of Total Revenues
Cost of revenues:
Subscription	$8,772	14%	$7,811	14%
Professional services	13,508	22%	11,688	21%
License	420	1%	433	1%
Amortization of acquired developed technology	150	< 1%	590	1%

Total cost of revenues	$22,850	38%	$20,522	37%

The following table is a summary of gross margin:

	Three months ended November 30,
(dollars in thousands)	2011	2010
Gross margin:
Subscription	$14,701	$11,713
Percentage of subscription revenue	77%	75%
Professional services	3,086	2,807
Percentage of professional services revenue	31%	32%
License (including amortization of acquired developed technology)	1,015	4,333
Percentage of license revenue	76%	90%

Total	$18,802	$18,853

Percentage of total revenues	62%	65%

	Six months ended November 30,
(dollars in thousands)	2011	2010
Gross margin:
Subscription	$28,909	$22,688
Percentage of subscription revenue	77%	74%
Professional services	5,751	4,935
Percentage of professional services revenue	30%	30%
License (including amortization of acquired developed technology)	3,527	8,241
Percentage of license revenue	86%	89%

Total	$38,187	$35,864

Percentage of total revenues	63%	64%

Cost of Subscription Revenue. Cost of subscription revenue increased by $0.5 million, or 14%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The subscription gross margin increased to 77% for the three months ended November 30, 2011 from 75% for the three months ended November 30, 2010. The increase in cost of subscription revenue was primarily the result of increases in third party data center service fees, license product costs and compensation costs associated with the increase in subscription revenue. The increase in subscription gross margin for the three months ended November 30, 2011 compared to the same period in the prior year was due to a 23% increase in subscription revenue with a corresponding increase in subscription revenue costs of only 14% for the three months ended November 30, 2011 compared to the same period in prior year. Cost of subscription revenue increased by $1.0 million, or 12%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The subscription gross margin increased to 77% for the six months ended November 30, 2011 from 74% for the six months ended November 30, 2010. The increase in cost of subscription revenue was primarily the result of increases in third party hosting data center fees, license product costs and compensation costs associated with the increase in subscription revenue. The increase in subscription gross margin for the six months ended November 30, 2011 compared to the same period in the prior year was due a 24% increase in subscription revenue with a corresponding increase in subscription revenue costs of only 12% for the six months ended November 30, 2011 compared to the same period in prior year.

Cost of Professional Services Revenue. For the three months ended November 30, 2011, cost of professional services revenue increased by $0.9 million, or 15%, compared to the three months ended November 30, 2010. The increase in cost of professional services revenue was primarily the result of increases in compensation costs, third party billable labor and employee travel related expenses associated with the increase in subscription revenue. The professional services gross margin decreased slightly to 31% for the three months ended November 30, 2011, from 32% for the three months ended November 30, 2010. The decrease in gross margin is primarily due to an increase in professional services costs as compared to revenue. For the six months ended November 30, 2011, cost of professional services revenue increased by $1.8 million, or 16%, compared to the six months ended November 30, 2010. The increase in cost of professional services revenue was primarily the result of increases in third party billable labor, compensation costs and billable travel related expenses associated with the increase in subscription revenue. The professional services gross margin remained constant at 30% for both the six months ended November 30, 2011 and 2010.

Cost of License Revenue. Cost of license revenue increased by $56,000, or 30%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010, due to an increase in royalty expense. Gross margin on license revenue decreased to 76% for the three months ended November 30, 2011 from 90% for the three months ended November 30, 2010. The decrease in gross margin is primarily the result of a decrease in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies. Cost of license revenue decreased by $13,000, or 3%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010, due to a reduction in royalty expense. Gross margin on license revenue decreased to 86% for the six months ended November 30, 2011 from 89% for the six months ended November 30, 2010. The decrease in gross margin is primarily the result of a decrease in license revenue relative to the fixed cost of license revenue, including amortization of acquired technologies.

Operating Expenses

	Three months ended November 30,
(dollars in thousands)	2011	Percent of Total Revenue	2010	Percent of Total Revenue
Operating expenses:
Research and development	$5,714	19%	$4,436	15%
Sales and marketing	12,565	41%	11,052	38%
General and administrative	5,118	17%	3,419	12%
Amortization of purchased intangible assets	743	2%	634	2%

Total operating expenses	$24,140	79%	$19,541	67%

	Six months ended November 30,

(dollars in thousands)	2011	Percent of Total Revenue	2010	Percent of Total Revenue
Operating expenses:
Research and development	$11,766	19%	$8,859	16%
Sales and marketing	25,661	42%	20,898	37%
General and administrative	10,056	17%	6,831	12%
Amortization of purchased intangible assets	1,486	2%	1,268	2%

Total operating expenses	$48,969	80%	$37,856	67%

Research and development. Research and development expenses increased by $1.3 million, or 29%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The increase was primarily attributable to an increase in compensation costs of $1.4 million, partially offset by a decrease in employee travel related expenses of $0.1 million. Research and development expenses increased by $2.9 million, or 33%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increase was primarily attributable to an increase in compensation costs of $3.0 million partially offset by a decrease in employee travel related expenses of $0.1 million.

Sales and marketing. Sales and marketing expenses increased by $1.5 million, or 14%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The increase was primarily attributable to an increase in compensation costs of $2.5 million, partially offset by decreases in marketing related expenses of $0.6 million, employee-related operating expenses of $0.3 million and employee travel costs of $0.2 million. Sales and marketing expenses increased by $4.8 million, or 23%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increase was primarily attributable to increases in compensation costs of $4.5 million, facilities related expenses of $0.4 million, commissions of $0.3 million and outside services of $0.2 million. The increase was partially offset by a decrease in marketing related expenses of $0.5 million.

General and administrative. General and administrative expenses increased by $1.7 million, or 50%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The increase was primarily due to increases in compensation costs of $1.1 million, equipment costs of $0.3 million, outside services of $0.2 million and stock compensation of $0.1 million. General and administrative expenses increased by $3.2 million, or 47%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increase was due to increases in compensation costs of $1.9 million, outside services of $0.6 million, stock compensation of $0.4 million and equipment costs of $0.4 million.

Amortization of purchased intangible assets. Amortization of purchased intangible assets increased by $0.1 million, or 17%, for three months ended November 30, 2011, compared to the three months ended November 30, 2010, primarily due to the acquisitions of Comartis and Pedagogue in May 2011. Amortization of purchased intangible assets increased by $0.2 million, or 17%, for six months ended November 30, 2011, compared to the six months ended November 30, 2010, primarily due to the acquisitions of Comartis and Pedagogue in May 2011.

Other Income and Expenses, Net

Interest income and other, net consists of interest income and other non-operating expenses. Interest income and other, net increased by $0.5 million for the three months ended November 30, 2011 compared to the three months ended November 30, 2010. The increase was attributable to a $0.9 million net increase in foreign currency unrealized gains related to currency fluctuations in the Swiss Franc and other income of $0.2 million related to the recovery of an investment previously written off. The increase was partially offset by a $0.3 million net increase in realized foreign currency losses related to currency fluctuations in the Indian Rupee. Interest income and other, net increased by $0.6 million for the six months ended November 30, 2011 compared to the six months ended November 30, 2010. The increase was attributable to a $0.3 million net increase in foreign currency unrealized gains related to currency fluctuations in the British Pound and other income of $0.2 million related to the recovery of an investment previously written off.

Benefit (provision) for income taxes

Income tax benefit for the three months ended November 30, 2011 was $0.2 million compared to income tax provision for the three months ended November 30, 2010 of $0.3 million. Income tax benefit was $34,000 and for the six months ended November 30, 2011 compared to income tax provision of $0.4 million for the six months ended November 30, 2010. Income tax benefit for the three and six months ended November 30, 2011 primarily resulted from a French tax audit settlement of $0.2 million.

As of November 30, 2011 and May 31, 2011, we have a valuation allowance against the full amount of any U.S. net deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

DEFERRED REVENUES

Deferred revenues consisted of the following:

(in thousands)	November 30, 2011	May 31, 2011	November 30, 2010
Subscription	$41,671	$40,851	$29,928
Professional services	5,082	4,508	4,355
License	511	424	1,378

Total deferred revenues	$47,264	$45,783	$35,661

Deferred revenues, current	$43,698	$42,513	$32,960
Deferred revenues, non-current	3,566	3,270	2,701

Total deferred revenues	$47,264	$45,783	$35,661

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

KEY OPERATING METRICS

Billings

With the increasing adoption of our cloud-based offerings, we believe that billings, which are total revenues plus the change in deferred revenue, are a key operating metric. The prevailing trend among SaaS companies is to provide billings information. For the three months ended November 30, 2011, billings were $33.8 million, or an increase of 10%, compared to $30.8 million for the three months ended November 30, 2010. For the six months ended November 30, 2011, billings were $62.5 million, or an increase of 14%, compared to $55.1 million for the six months ended November 30, 2010. We also track our renewal rate on subscription services on a dollar basis, which for the three months ended November 30, 2011 was 92% compared to 94% for the three months ended November 30, 2010. Our renewal rate on subscription services on a dollar basis for both the six months ended November 30, 2011 and 2010 was 93%.

FLUCTUATIONS OF QUARTERLY RESULTS AND OTHER TRENDS

Our results of operations have in the past and will likely in the future vary significantly from quarter to quarter. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected. We anticipate that we will continue to experience long sales cycles. Therefore, the timing of future customer contracts could be difficult to predict, making it difficult to predict the levels of revenue growth from quarter to quarter.

In addition, revenues from the sale of software licenses are generally recognized at the time of the sale transaction whereas revenues from the sale of subscription services are generally recognized over the life of the subscription contract. As a result, of the implementation in July 2011 of our strategy to offer new customers primarily cloud-based subscriptions to our products, rather than a software license, we expect to recognize less revenue in a quarter from transactions that occur in such quarter. The increased customer adoption of our cloud-based subscriptions may have an impact on our revenues and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended November 30,
(in thousands)	2011	2010
Net cash used in operating activities	$(7,765)	$(2,456)
Net cash used in investing activities	(2,697)	(844)
Net cash provided by (used in) financing activities	629	(442)

We have funded our operations through financing activities and our operations. Our most significant source of operating cash flows stems from customer purchases of our subscription, license and professional services offerings. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. As of November 30, 2011, our primary sources of liquidity were cash and cash equivalents of $15.0 million as well as $40.0 million available to us under our revolving credit facility. Cash and cash equivalents included $9.8 million held by our foreign subsidiaries as of November 30, 2011. If we decide to distribute or use such cash and cash equivalents outside those foreign jurisdictions, including a distribution to the U.S., we may be subject to additional taxes or costs.

Net Cash Used In Operating Activities

Net cash used in operating activities for the six months ended November 30, 2011 increased by $5.3 million to $7.8 million from $2.5 million in net cash used in operating activities for the six months ended November 30, 2010. The increase was primarily attributable to a $7.9 million increase in net loss for the six months ended November 30, 2011, a reduction in accounts receivable of $4.4 million, an increase in accounts payable of $0.8 million and a reduction in other assets of $0.6 million, offset by an increase of $4.2 million in compensation and other accruals and deferred revenue of $4.0 million.

Total accounts receivable billing days outstanding (“BDO”) was 78 days at November 30, 2011 and 73 days at May 31, 2011. The increase in BDO is due to lower collections in the three months ended November 30, 2011 compared to the three months ended May 31, 2011. BDO is calculated using the current quarter total billings and calculating average daily billings per day. The accounts receivable aging balance at the end of the period is then divided by the average billing amount to determine the BDO at the end of the period.

Total accounts receivable days sales outstanding (“DSO”) was 85 days at November 30, 2011 and 86 days at May 31, 2011. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO and BDO include: timing of license revenue and the proportion of that license revenue relative to our other types of revenue, timing of billing of our professional services revenue, contractual payment terms, client payment patterns (including approval or processing delays and cash management) and the effectiveness of our collection efforts.

Net Cash Used In Investing Activities

Net cash used in investing activities was $2.7 million for the six months ended November 30, 2011 compared to $0.8 million for the six months ended November 30, 2010. The net cash used in investing activities was primarily attributable to the purchases of equipment, to enhance our infrastructure necessary to deliver our cloud-based offerings and leasehold improvements for the remodel of our headquarter facility.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $0.6 million for the six months ended November 30, 2011 was primarily attributable to proceeds from the exercise of options to purchase of common stock of $1.3 million, partially offset by $0.4 million in repurchase of stock to satisfy employee minimum tax withholding obligations for vesting of restricted stock units and $0.3 million in repurchases of common stock. Net cash used in financing activities of $0.4 million for the six months ended November 30, 2010 was primarily attributable to $1.7 million in repurchases of common stock and $0.1 million in repurchase of stock to satisfy employee tax withholding obligations, partially offset by an increase of proceeds from issuance of common stock of $1.3 million.

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

No amounts have been borrowed under the Amended Agreement as of November 30, 2011; however, the Company was in compliance with the Amended Agreement’s covenants and could have borrowed against the Amended Agreement as of November 30, 2011.

During the quarter ended August 31, 2010, the Company entered into a non-cancelable three year contract for software services of which $1.0 million remained as of November 30, 2011.

As of November 30, 2011, other than the renewal of the non-cancelable three year contract for software services, the new amended lease, and the Amended and Restated Credit Agreement with Wells Fargo, there were no material changes in capital leases, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets compared to such obligations and liabilities as of May 31, 2011.

Off-Balance Sheet Arrangements

As of November 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and investments.

We do not believe that we currently have any material exposure to interest rate risk resulting from our investments. At November 30, 2011, we had available cash and cash equivalents totaling $15.0 million. Of this amount, approximately $2.8 million was invested in certificates of deposits bearing variable interest rates of between 0.04% and 9.25%. The remainder of our cash and cash equivalents is held in non-interest bearing accounts at several banks. Variable interest rate securities may produce less income than expected if interest rates fall. A 0.5% change in interest rates would not have a material impact on our financial statements.

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

Our exposure to foreign exchange rate fluctuations also arises in part from intercompany accounts with our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, and, when translated into U.S. dollars, have an impact on our operating results depending upon the movement in foreign currency rates. For the three and six months ended November 30, 2011, our total change of realized and unrealized losses compared to the prior year, due to movements in foreign currencies, primarily related to currency fluctuations of the Indian Rupee, British Pound and Swiss Franc. As exchange rates vary, these foreign exchange results may vary and adversely or favorably impact operating results. An unfavorable change of 10% in foreign currency rates would not have a material impact on our condensed consolidated financial statements.

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

We incurred losses during fiscal 2011 and during the first and second quarters of fiscal 2012 and we cannot be certain as to when we will have sufficient revenues to regain profitability on a quarterly or annual basis, especially as we continue to shift our business away from license sales toward recurring SaaS subscription transactions. In addition, we expect to continue to incur non-cash expenses in the future relating to the amortization of purchased intangible assets and stock-based compensation, which will impact our operating results. Also, any impairment of our goodwill would result in additional non-cash charges that would further negatively impact our operating results. As of November 30, 2011, we had $7.1 million of purchased intangible assets to be amortized as a result of our May 2011 acquisitions of Pedagogue and Comartis, January 2006 acquisition of Centra Software, Inc. (“Centra”) and May 2005 acquisition of THINQ Learning Solutions, Inc. (“THINQ”) and our goodwill balance was $41.2 million. These non-cash expenses have made it and will continue to make it significantly more difficult for us to achieve profitability. We may not be able to regain profitability on a consistent basis, if at all.

The recent recession, global economic crisis and disruptions in the global credit and financial markets may continue to impact our business, operating results or financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

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

If we were to fail to close a sufficient number of transactions by the end of our quarter, we would miss our revenue growth projections unless and until the transactions close. If our growth plan to expand sales coverage and marketing support to align with key growth initiatives is not successful, we could miss our desired revenue growth and profit projections. In addition, our operating expenses are based in part on future revenue projections and are relatively fixed in the short-term. If we cannot meet our revenue projections, our business will be seriously harmed.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the contract term expires. Our subscription customers have no obligation to renew their contracts, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. During the three months ended November 30, 2011, 92% of our subscription services on a total annual contract dollar basis were renewed. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our product offerings, pricing, the prices of competing products or services, completion of customer initiatives, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our subscription customers do not renew their contracts or renew on less favorable terms, our revenue may decline.

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

Reductions in information technology spending by our customers and prospects could limit our ability to grow our business.

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

International revenues accounted for 34% and 36% of our revenues for the three months ended November 30, 2011 and 2010, respectively. Although we intend to continue to expand our international presence, in the future we may not be able to successfully market, sell or distribute our products and services in foreign markets. Factors that could materially adversely affect our international operations, and our business and future growth include:

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

During the three months ended November 30, 2011, we recognized approximately 34% of our revenue in markets outside the United States. During the six months ended November 30, 2010 we recognized approximately 36% of our revenues in markets outside the Unites States. Sales are primarily denominated in U.S. dollars, and to an increasing extent, British pounds and Euros. As we continue to expand our operations, more of our contracts may be denominated in foreign currencies. In preparing our financial statements, we translate revenues and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates (during their respective fiscal periods average monthly exchange rate). Because an increasing portion of our sales is in foreign countries, exchange rate fluctuations may have a significant effect on our sales and earnings. Our reported net earnings may be significantly affected by fluctuations in currency exchange rates, with earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. As sales expand in countries where foreign currency transactions may be made, our operating results will increasingly be subject to the risks of exchange rate fluctuations and we may not be able to accurately estimate the impact that these changes may have on our future results of operations or financial condition. We may from time to time enter into foreign currency hedging contracts, which may create foreign currency losses. Our currency exposures typically arise from intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our ultimate realized gain or loss with respect to foreign currency fluctuations will generally depend on the size and type of cross-currency transactions that are entered into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures, the effectiveness of these forward contracts or other hedging activities and other factors.

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

From the beginning of fiscal year 2010 through November 30, 2011, the market price for our common stock has fluctuated between $3.05 per share and $10.62 per share. The market price for our common stock may be affected by a number of factors, including those described above and the following:

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

a.) None.

b.) None

c.) The following table provides monthly detail regarding our share repurchases during the three months ended November 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Cost for Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Cost for Number of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except share and per share amounts)
September 1 – 30, 2011	459	(1)	$—	$—	$4,217
October 1 – 31, 2011	—		—	—	4,217
November 1 – 30, 2011	—		—	—	4,217

Total	459		$—	$—	$4,217

(1)	Includes 459 shares of common stock pursuant to our restricted stock units program for a price of $5.35 and an aggregate price of approximately $3,000 to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABA SOFTWARE, INC.

Dated: January 6, 2012	By:	/s/ BOBBY YAZDANI
Bobby Yazdani
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ PETER E. WILLIAMS III
Peter E. Williams III
Interim Chief Financial Officer, Executive Vice President and Secretary

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Company effective as of April 12, 2000.

3.2(2)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of May 12, 2003.

3.3(3)	Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 19, 2004.

3.4(4)	Certificate of Designation of the Series A Preferred Stock, as filed with the Secretary of Delaware on June 2, 2009.

3.5(5)	Amended and Restated Bylaws of the Company.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1(6)	Saba Software, Inc. Amended and Restated 2009 Stock Incentive Plan

10.2(7)	Amendment to Amended and Restated Employment Agreement dated December 23, 2011 between Saba Software, Inc. and Bobby Yazdani.

31.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 6, 2012.

31.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 6, 2012.

32.1	Certification of Bobby Yazdani, Chief Executive Officer and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 6, 2012.

32.2	Certification of Peter E. Williams III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 6, 2012.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-95761) filed on March 3, 2000.
(2)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003.
(3)	Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended November 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2011.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.